Form 10-Q
period 1996-03-31
ACCUSTAFF INC
filed 1996-05-15
CIK 924646

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

                                       Or

  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________.


                     COMMISSION FILE NUMBER :       0-24484


                             AccuStaff Incorporated
             (Exact name of registrant as specified in its charter)


          Florida                                      59-3116655
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)



              6440 Atlantic Blvd., Jacksonville, FL         32211
           (Address of principal executive offices)        (Zip Code)


                                 (904) 725-5574
              (Registrant's telephone number including area code):


                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]   No  [ ]



  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                     May 8, 1996

                 Common Stock, $0.01 par value        63,285,395
                                                     -----------
                                                   (No. of Shares)

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

                                     INDEX


                                                                            PAGE
                                                                            ----
PART I                       Financial Information
ITEM 1                       Financial Statements

                             Consolidated Balance Sheets March 31, 1996
                             and December 31, 1995                             3

                             Consolidated Statements of Income Three
                             months ended March 31, 1996 and April 2, 1995     4


                             Consolidated Statements of Cash Flow Three
                             months ended March 31, 1996 and April 2, 1995     5

                             Notes to Consolidated Financial Statements      6-8

     ITEM 2                  Management's Discussion and Analysis of
                             Financial Condition and Results of Operations  9-12



PART II                      Other Information                                14
     ITEM 4                  Submission Of Matters to a Vote of Security
                             Holders                                          14

     ITEM 6                  Exhibits and Reports on Form 8-K                 14

                             Signatures                                       19

                             Exhibit Index                                    20


                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                          March 31, 1996               December 31, 1995
                                          ---------------              -----------------
                                            (Unaudited)                   (Unaudited)
     Current assets:
         Cash and cash equivalents          $  1,836,868                  $ 31,901,125
         Investments                                   -                             -
         Accounts receivable, net             81,021,151                    37,950,373
         Prepaid expenses                      1,824,256                     1,018,184
         Deferred income taxes                 1,529,000                     1,353,000
                                            ------------                  ------------
          Total current assets                86,211,275                    72,222,682

     Furniture, equipment, and
      leasehold improvements, net              9,027,507                     6,044,235
     Goodwill, net                           156,240,793                    65,489,186
     Other assets                              3,333,396                       805,159
                                            ------------                  ------------

          Total assets                      $254,812,971                  $144,561,262
                                            ============                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
         Notes payable, current portion     $  3,750,660                  $ 10,512,696
         Accounts payable and accrued
          expenses                            10,860,048                     3,789,855
         Accrued payroll and related
          taxes                               15,681,083                     8,909,379
         Accrued workers' compensation
          claims                               2,850,000                     2,700,000
                                            ------------                  ------------
          Total current liabilities           33,141,791                    25,911,930

     Convertible subordinated debentures       2,300,000                     2,300,000
     Notes payable, long-term portion        102,783,462                     4,493,845
     Deferred income taxes                       554,000                       276,000
                                            ------------                  ------------

          Total liabilities                  138,779,253                    32,981,775
                                            ------------                  ------------

     Commitments

     Stockholders' equity:
         Preferred stock, $.01 par
          value; 10,000,000 shares
          authorized;  no shares issued
          and outstanding                              -                             -
     Common stock, $.01 par value;
      60,000,000 shares authorized;
      49,621,600 and 49,516,872 shares
      issued and outstanding on March
      31, 1996 and December 31, 1995,
      respectively.                              496,216                       495,168
         Additional contributed capital       96,892,568                    96,774,764
         Retained earnings                    18,705,554                    14,388,799
                                            ------------                  ------------
                                             116,094,338                   111,658,731
         Less: deferred stock
          compensation                          (60,620)                      (79,244)
                                            ------------                  ------------
          Total stockholders' equity         116,033,718                   111,579,487
                                            ------------                  ------------
          Total liabilities and
           stockholders' equity             $254,812,971                  $144,561,262
                                            ============                  ============

                 See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                Three Months Ended
                                        --------------------------------
                                          March 31, 1996   April 2, 1995
                                          ---------------  --------------

Revenue                                     $139,044,836     $60,161,411

Cost of revenue                              111,072,851      50,423,709
                                            ------------     -----------

        Gross profit                          27,971,985       9,737,702
                                            ------------     -----------

Operating expenses:
    General and administrative                18,164,348       7,517,192
    Depreciation and amortization              1,759,164         322,393
                                            ------------     -----------

        Total operating expenses              19,923,512       7,839,585
                                            ------------     -----------

        Income from operations                 8,048,473       1,898,117
                                            ------------     -----------

Other income (expense):
    Interest income                               22,045         141,609
    Interest expense                          (1,051,764)        (87,625)
                                            ------------     -----------

         Total other income (expense)         (1,029,719)         53,984
                                            ------------     -----------

Income before provision for income taxes       7,018,754       1,952,101
                                            ------------     -----------

Provision for income taxes                     2,702,000         752,000
                                            ------------     -----------

         Net income                         $  4,316,754     $ 1,200,101
                                            ============     ===========

Earnings per share                                 $0.08           $0.03
                                            ============     ===========

Weighted average number of common
 shares and common share equivalents
 outstanding                                  55,077,500      35,301,000
                                            ============     ===========




                 See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Three Months Ended
                                          ------------------------------
                                          March 31, 1996   April 2, 1995
                                          ---------------  --------------
Cash flows provided by (used in)
 operating activities:
   Net income                               $  4,316,754     $ 1,200,101
   Adjustments to reconcile net income
    to net cash provided by (used in)
     operations:
         Depreciation and amortization         1,759,164         322,393
         Provision for doubtful accounts          74,900          84,215
         Deferred income taxes                   108,102        (214,000)
         Compensation for stock options
          granted                                 18,624          24,057
         Changes in assets and liabilities:
           Accounts receivable               (11,318,971)     (3,468,809)
           Prepaid expenses                     (760,937)        (83,455)
           Other assets                       (1,626,219)          4,454
           Accounts payable and accrued
            expenses                             207,193         643,757
           Accrued payroll and related
            taxes                              4,276,640       3,211,078
           Accrued workers'
            compensation claims                  150,000         250,000
                                            ------------     -----------
              Net cash provided by
               (used in) operating
               activities                     (2,794,750)      1,973,791
                                            -------------    ------------

Cash flows provided by (used in)
 investing activities:
   Purchases of investments                            -      (2,027,658)
   Sales and maturities of investments                 -       1,229,539
   Purchase of furniture, equipment
    and leasehold improvements                (1,637,761)       (293,823)
   Purchase of businesses, including
    additional earn-outs on acquisitions,
    net of cash acquired                     (93,043,099)     (3,228,993)
                                            ------------     -----------
         Net cash used in investing
          activities                         (94,680,860)     (4,320,935)

Cash flows provided by (used in)
 financing activities:
   Proceeds from issuance of common stock        118,852         326,875
   Proceeds from issuance of
    convertible subordinated debentures                -       2,000,000
   Borrowings on notes payable                96,308,750               -
   Repayments on notes payable               (29,016,249)     (1,470,895)
                                            ------------     -----------
         Net cash provided by
          financing activities                67,411,353         855,980
                                            ------------     -----------
Net decrease in cash and cash
 equivalents                                 (30,064,257)     (1,491,164)

Cash and cash equivalents, beginning of
 period                                       31,901,125       8,225,017
                                            ------------     -----------
Cash and cash equivalents, end of period    $  1,836,868     $ 6,733,853
                                            ============     ===========

                 See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     the Company in accordance with the rules. The accompanying consolidated financial statements are unaudited and have been prepared by and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Form 10-K, as filed with the Securities and Exchange Commission on March 27, 1996.

     The accompanying consolidated financial statements reflect all adjustments (including only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the interim periods presented. All share and per share data has been restated to reflect the Company's stock split in the form of a 200% stock dividend, effective March 27, 1996. In addition, the Company completed the acquisition of PTA International ("Perma Temps") on January 2, 1996, which was accounted for as a pooling of interests. Therefore, all prior period financial statements presented have been restated as if the acquisition had taken place at the beginning of such periods. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

2.   ACQUISITIONS

     For the three months ended March 31, 1996

     HNS Software, Inc. Effective March 1996, the Company, through its subsidiary, Computer Professionals, Inc. ("CPI"), acquired HNS Software, Inc. ("HNS"). Located in Atlanta, HNS provides information technology staffing services to a wide variety of companies. For the twelve months ended December 31, 1995, HNS had revenue of approximately $10.7 million. HNS operates as part of CPI in the Professional Services division.

     Excel Temporary Services, Inc. Effective February 1996, the Company acquired Excel Temporary Services, Inc. and affiliated companies ("Excel"). Excel has 14 branch offices in the Atlanta area and two in Washington, D.C. providing clerical, accounting, information technology, engineering and electrical assembly staffing services to a wide variety of companies, including a number of Fortune 500 companies. For the twelve months ended December 31, 1995, Excel had revenue of approximately $31.6 million. Excel operates as part of the Commercial division.

     Additional Technical Support, Inc. Effective February 1996, the Company acquired Additional Technical Support, Inc. and affiliated companies ("ATSI"). ATSI operates 17 offices in eight states providing staffing services in information technology, management information systems, engineering, software engineering and CAD design services. For the twelve months ended December 31, 1995, ATSI had revenue of approximately $114.9 million. ATSI operates as part of the Professional Services division.

     Advantage Personnel Services, Inc. Effective February 1996, the Company acquired Advantage Personnel Services, Inc. ("Advantage"). Advantage provides clerical and information technology staffing services to companies located in the Oakland area through two offices. For the twelve months ended December 31, 1995, Advantage had revenue of approximately $10.8 million. Advantage operates as part of the Commercial division.

     TEKNA, Inc. Effective January 1996, the Company, through its subsidiary, CPI, acquired TEKNA, Inc. ("TEKNA") which provides information technology services through its Richmond, Virginia office. For the twelve months ended December 31, 1995, TEKNA had revenue of approximately $700,000. TEKNA operates as part of CPI in the Professional Services division.

     Career Enhancement International, Inc. Effective January 1996, the Company, through its subsidiary, CPI, acquired Career Enhancement International, Inc. ("Career Enhancement"). Based in Orlando, Florida, Career Enhancement provides staffing solutions for companies with computer software and information technology needs. For the twelve months ended December 31, 1995, Career Enhancement had revenue of approximately $5.4 million. Career Enhancement operates as part of CPI in the Professional Services division.

     Accounting Pros, Inc. Effective January 1996, the Company acquired Accounting Pros, Inc. and affiliated companies ("Accounting Pros"). Headquartered in King of Prussia, Pennsylvania, Accounting Pros, through its five offices, provides personnel in the accounting, credit and collections, treasury and financial departments. For the twelve months ended December 31, 1995, Accounting Pros had revenue of approximately $3.7 million. Accounting Pros operates as part of the Professional Services division.

     GW Consulting. Effective January 1996, the Company acquired GW Temporaries, Inc. and Goldfarb-Wasson Associates, Inc. ("GW Consulting"). Headquartered in San Francisco, GW Consulting provides information technology staffing solutions in northern California through its seven branch offices in San Francisco, Santa Clara, Walnut Creek and Sacramento. For the twelve months ended December 31, 1995, GW Consulting had revenue of approximately $46.0 million. GW Consulting operates as part of the Professional Services division.

     PTA International. Effective January 1996, the Company acquird Perma Temps. Headquartered in Santa Clara (Silicon Valley), California, Perma Temps provides commercial, information technology, technical and accounting staffing, through its two offices. For the twelve months ended December 31, 1995, Perma Temps had revenue of approximately $30.0 million. Perma Temps operates as part of the Commercial division.

     The acquisition of Perma Temps has been accounted for under the pooling of interests method of accounting while the Company's other acquisitions have been accounted for under the purchase method of accounting. Final allocation of the purchase price to the net assets acquired has not yet been determined for the purchase method acquisitions. The excess of the purchase price over the fair value of the tangible assets (goodwill) is being amortized on a straight line basis over 30 years, including any contingent purchase price consideration paid, for the purchase method acquisitions.

     The pro forma results of operations for the three months ended March 31, 1996 and April 2, 1995 listed below reflect purchase accounting adjustments and pro forma adjustments, including reduction of officers' compensation as the result of negotiated employment agreements, assuming the acquisitions which occurred during the three months ended March 31, 1996 had occurred at the beginning of the three month periods ended March 31, 1996 and April 2, 1995. These pro forma amounts are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented. In addition, they are not intended to be projections of future results and do not reflect any synergies that might be achieved from combined operations.



                                               Three Months Ended
                                        -------------------------------
                                          March 31, 1996  April 2, 1995
                                        ----------------  -------------
Revenue.................................    $161,035,765   $138,819,038
Gross profit............................      31,953,254     27,609,008
Income from operations..................       8,629,994      6,220,087
Income before provision for income taxes       7,007,237      3,210,953
Net income..............................       4,309,844      1,955,968
Earnings per share......................    $       0.08   $       0.06


3.     Subsequent Events

     Acquisitions Subsequent to March 31, 1996. On April 29, 1996, the Company acquired Alternative Temps, Inc. ("Alternative Temps") for $1.0 million in cash and $300,000 in notes payable. Alternative Temps provides clerical and light industrial staffing needs to companies in the Tampa, Florida market. The former stockholder of Alternative Temps may earn additional purchase price consideration up to $400,000 upon attainment of certain earnings targets. The acquisition has been accounted for under the purchase method of accounting. Alternative Temps operates as part of the Commercial division.

     Public Offering of Common Stock. In April 1996 the Company completed a follow-on offering of 11,790,000 common stock from which the Company received $304.9 million in proceeds net of underwriting discount and commissions associated with the offering. The net proceeds have been used to repay $92.8 million in outstanding indebtedness under the Company's revolving credit facility.

     Conversion of 6% Convertible Subordinated Debentures. Subsequent to March 31, 1996, the holders of $1.0 million of the Company's 6% Convertible Subordinated Debentures converted their debt to shares of common stock at a conversion price of $1.25 per share leaving the Company with $1.3 million of 6% Convertible Subordinated Debentures outstanding, $300,000 of which are convertible into Common Stock at a price of $1.25 per share and $1.38 per share. All of the Convertible Subordinated Debentures mature in January 1997 and are not redeemable.

ACCUSTAFF INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED APRIL 2, 1995.

Revenues.    Revenues increased $78.8 million, or 131.1%, to $139.0 million in the three months ended March 31, 1996 from $60.2 million in three months ended April 2, 1995. The increase was attributable by division to: Professional Services, $53.2 million, or an increase of 951.3%; Commercial, $21.2 million, or an increase of 62.5%; and Telecommunications, $4.4 million, or an increase of 21.7%. Of the increase in the Professional Services division, $47.5 million was attributable to acquisitions in the information technology and technical service lines while the remaining $5.7 million was attributable to acquisitions in the legal and accounting service lines in addition to internal growth. Of the increase in the Commercial division, $16.7 million was attributable to three significant acquisitions, Excel, $6.8 million; Matthews Professional Employment Specialists, Inc. in July 1995, $5.4 million; and HR Management Services, Inc. in November 1995, $4.5 million, while the remaining $4.5 million was attributable to internal growth and less significant acquisitions. The increase of 21.7% in the Telecommunications division was due to increased revenues from American Transtech, Inc.

Gross Profit.    Gross profit increased $18.3 million, or 187.3%, to $28.0
million in the three months ended March 31, 1996 from $9.7 million in the three months ended April 2, 1995. Gross profit as a percentage of sales increased by 3.0% in the Commercial division, due to an overall increase in the division's gross profit including existing and acquired companies, while decreasing by 2.0% in the Professional Services division, due primarily to the acquisitions of certain technical service companies which generate lower margins. Gross profit as a percentage of sales in the Telecommunications division remained stable at 9.6%. The overall gross profit as a percentage of sales increased from 16.2% to 20.1%, due to the increase in the revenue from the professional services division which produces a higher gross profit.

Operating Expenses.    Operating expenses increased $12.1 million, or 154.1%, to
$19.9 million in the three months ended March 31, 1996 from $7.8 million in the three months ended April 2, 1995. Operating expenses as a percentage of revenues increased to 14.3% in the three months ended March 31, 1996 from 13.1% in the three months ended April 2, 1995. The increase is attributable to the increase in professional services being provided by the Company. Higher operating expenses are required to operate the Professional Services division compared to the Commercial and Telecommunications divisions.

Income from Operations. Income from operations increased $6.1 million, or 324.0%, to $8.0 million in the three months ended March 31, 1996, from $1.9 million in the three months ended April 2, 1995. Income from operations as a percentage of revenues increased to 5.8% in the three months ended March 31, 1996, from 3.2% in the three months ended April 2, 1995.

Interest Income. Interest income was $22,000 for the three months ended March 31, 1996 compared to $142,000 for the three months ended April 2, 1995.

Interest Expense. Interest expense increased $964,000 to $1.0 million in the three months ended March 31,1996 from $88,000 in the three months ended April 2, 1995. The increase is attributable to the utilization of the Company's credit facility to fund the acquisitions which occurred in the three months ended March 31, 1996.

Income Taxes.    The Company's effective tax rate was 38.5% in the three months ended March 31, 1996 and in the three months ended April 2, 1995.

Net Income. As a result of the foregoing, net income increased $3.1 million, or 259.7%, to $4.3 million in the three months ended March 31, 1996, from $1.2 million in the three months ended April 2, 1995. Net income as a percentage of revenues, increased to 3.1% in the three months ended March 31, 1996, from 2.0% in the three months ended April 2, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are from operations, proceeds of Common Stock offerings and borrowings under its $150 million revolving credit facility. The Company's principal uses of cash are to fund acquisitions, working capital and capital expenditures. The Company generally pays its temporary employees weekly for their services while receiving payments from customers 35 to 60 days from the date of invoice. As new offices are established or acquired, or as existing offices expand, there will be increasing requirements for cash resources to fund current operations.

During the three months ended March 31, 1996, the Company experienced a large increase in accounts receivable which was the primary cause for the Company's use of approximately $2.8 million of cash to fund operating activities as reflected in the Company's Consolidated Statements of Cash Flows. The increase in accounts receivable was primarily due to several acquisitions in which the Company purchased the business operations and certain assets of the acquired companies, excluding accounts receivable. Therefore, the Company must finance the acquired companies' initial accounts receivable balances causing a large increase in accounts receivable. The Company may continue to experience these temporary fluctuations if any similarly structured acquisitions are completed in the future. The currently plans to use either its credit facility or other cash on hand to fund these temporary operational cash flow needs.

In April 1996, the Company completed a follow-on offering of 11,790,000 shares of common stock from which the Company received approximately $304.9 million from the sale of the shares, net of underwriting discount and expenses associated with the offering. The net proceeds have been used to repay $92.8 million in outstanding indebtedness under the Company's revolving credit facility, while the remaining $212.1 will be available for other general corporate purposes, including possible acquisitions.

The Company is also obligated under various acquisition agreements to make earn-out payments to former stockholders of acquired companies over the next five years. The Company cannot currently estimate the total amount of these payments; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund the earn-out payments.

The Company anticipates that improvements to its management information and operating systems will require capital expenditures during the next twelve months of approximately $6.0 million. The Company anticipates recurring capital expenditures in future years to be approxmiately $1.0 million per year.

The Company believes that funds provided by operations, available borrowings under the credit facility, current amounts of cash and the net proceeds from the sale of Common Stock will be sufficient to meet its presently anticipated needs for working capital expenditures and acquisitions for at least the next 12 months.

INDEBTEDNESS OF THE COMPANY

On February 1, 1996, the Company's revolving credit facility was amended and restated, increasing the available line from $25 million to $100 million. On May 2, 1996, the facility was again amended and restated to increase the available line from $100 million to $150 million in connection with the syndication of the facility. The facility was syndicated to a group of 13 banks, with NationsBank, N.A. (South) as agent. The facility has a term of five years expiring February 1, 2001. Outstanding amounts under the facility bear interest at floating rates. The facility contains certain affirmative and negative covenants relating to the Company's operations, including a provision requiring approval by the lenders holding not less than two-thirds of the credit exposure under the facility for any business acquisitions if the cost of the acquisition exceeds the lesser of $20 million or 10% of the Company's consolidated stockholders' equity. As of March 31, 1996, the Company had outstanding borrowings under the facility of approximately $92.8 million, bearing interest at a weighted average interest rate of 6.58%, which were repaid with proceeds from the Company's offering in April, 1996.

The Company also entered into a $5 million credit facility with NationsBank, N.A. which provided for such credit to be available through the earlier of (i) June 18, 1996 or (ii) the date the lending syndicate was completed and became a party to the above described credit agreement. As of March 31, 1996, the Company had no borrowings outstanding under the $5 million credit facility. In addition, subsequent to March 31, 1996, the above credit agreement was syndicated, therefore, terminating this facility.

The Company has certain notes payable to shareholders of acquired companies. The notes payable bear interest at rates ranging from 5% to 8% and have repayment terms from April 1996 to March 1999. As of March 31, 1996, the Company owed approximately $13.2 million in such acquisition indebtedness.

Subsequent to March 31, 1996, the holders of $1 million of 6% Convertible Subordinated Debentures converted their debt to shares of the Company's common stock at a conversion price of $1.25 per share leaving the Company with $1.3 million of 6% Convertible Subordinated Debentures outstanding, $300,000 of which are convertible into Common Stock at a price of $1.25 per share and $1.0 million of which are convertible into Common Stock at $1.38 per share. All of the Convertible Subordinated Debentures mature in January 1997 and are not redeemable.

INFLATION

The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements. Generally, throughout the periods discussed above, the increases in revenue have resulted primarily from higher volumes, rather than price increases.

OTHER MATTERS

In 1996, the Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method of accounting for stock-based compensation plans, either through recognition or disclosure. The Company intends to adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. The Company does not anticipate that the adoption of this standard will impact results of operations, financial positions or cash flow.

Statement Regarding Forward-Looking Information


This Form 10-Q contains ceretain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain of the factors set forth under the "Risk Factors" and elsewhere in the company's Prospectus dated April 18, 1996.

PART II OTHER INFORMATION

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     A Special Meeting of the Company's shareholders was held on April 15, 1996, for the purpose of authorizing an increase in the number of shares of the Company's authorized common stock from 60,000,000 to 150,000,000. Proxies were solicited from shareholders of record as of the close of business on March 15, 1996. On March 15, 1996, there were 16,544,016 shares outstanding and entitled to vote at the Special Meeting. Approximately 73% of the shares entitled to vote voted in favor of the increase. The shareholder vote on the increase was as follows:


            For         Against         Abstentions
            ---         -------         -----------

          12,153,832    217,855         10,175



Item 6       Exhibits and Reports on Form 8-K

     a)

 Exhibit  Description
   No.    -----------
  -----
   2.1 Agreement and Plan of Reorganization relating to the acquisition of PTA International, incorporated by reference to the Company's Current Report on Form 8-K dated January 2, 1996. (File No. 0-24484 )

   2.2    Stock Purchase Agreement related to the
          purchase of GW Consulting. incorporated
          by reference to the Company's Current
          Report on Form 8-K dated January 3,
          1996.  (File No. 0-24484)

   2.3    Asset Purchase Agreement related to the
          acquisition of Accounting Pros, Inc.
          and Accounting Pros Philadelphia, Inc.,
          incorporated by reference to the
          Company's Annual Report on Form 10-K
          for the fiscal year ended December 31,
          1995.  (File No. 0-24484)

   2.4    Asset Purchase Agreement related to the
          purchase of Career Enhancement
          International, Inc., incorporated by
          reference to the Company's Annual
          Report on Form 10-K for the fiscal year
          ended December 31, 1995.  (File No.
          0-24484)

    2.5  Stock Purchase Agreement related to the
         acquisition of TEKNA, Inc.,
         incorporated by reference to the
         Company's Annual Report on Form 10-K
         for the fiscal year ended December 31,
         1995.  (File No. 0-24484)

    2.6  Asset Purchase Agreement related to the
         acquisition of Advantage Personnel
         Services, Inc., incorporated by
         reference to the Company's Annual
         Report on Form 10-K for the fiscal year
         ended December 31, 1995.  (File No.
         0-24484)

    2.7  Stock Purchase Agreement related to the
         acquisition of Additional Technical
         Support, Inc., incorporated by
         reference to the Company's Current
         Report on Form 8-K dated February 20,
         1996.  (File No. 0-24484)

    2.8  Stock Purchase Agreement related to the
         acquisition of Excel Temporary
         Services, Inc., incorporated by
         reference to the Company's Current
         Report on Form 8-K dated February 19,
         1996.  (File No. 0-24484)

    2.9  Asset Purchase Agreement related to the
         acquisition of HNS Software, Inc.,
         incorporated by reference to the
         Company's Annual Report on Form 10-K
         for the fiscal year ended December 31,
         1995.  (File No. 0-24484)

    3.1  Articles of Incorporation, as amended,
         incorporated by reference to the
         Company's Annual Report on Form 10-K
         for the fiscal year ended December 31,
         1995.  (File No. 0-24484)

   10.1  Fourth Amendment to Executive
         Employment Agreement with Derek E.
         Dewan.  (File No. 0-24484)

   10.3  Form of Warrant Agreement between the
         Company and NationsBank, N.A. (South)
         dated January 9, 1996., incorporated by
         reference to the Company's Annual
         Report on Form 10-K for the fiscal year
         ended December 31, 1995.  (File No.
         0-24484)

   10.4  Termination Agreement and General
         Release among the Company, Leslie M.
         Friedman and LMF Transition Corporation
         dated March 6, 1996, incorporated by
         reference to the Company's Annual
         Report on Form 10-K for the fiscal year
         ended December 31, 1995.  (File No.
         0-24484)

     11  Computation of Per Share Earnings

     27  Financial Data Schedule

     (b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1996:

Form 8-K/A dated October 31, 1995, reporting on the acquisition of Computer Professionals. Inc. and containing the following financial statements of Computer Professionals, Inc. and the Company:

     Financial Statements of Computer Professionals, Inc.

     Independent Auditor's Report
     Balance Sheets as of December 31, 1994 and 1993
     Statements of Income for Years Ended December 31, 1994 and 1993 Statements of Stockholders' Equity for Years Ended December 31, 1994 and 1993
     Statements of Cash Flows for Years Ended December 31, 1994 and 1993 Notes to Financial Statements

     Balance Sheet as of September 30, 1995 (Unaudited)
     Statements of Income (Loss) for the nine months ended September 30, 1994 and 1995 (Unaudited)
     Statements of Case Flows for the nine months ended September 30, 1994 and 1995 (Unaudited)
     Note to Interim Financial Statements

     Pro Forma Financial Information

     Introduction to Unaudited Pro Forma Combined Financial Information
     Pro Forma Combined Balance Sheet as of October 1, 1995 (Unaudited)
     Notes to Unaudited Pro Forma Combined Balance Sheet
     Pro Forma Combined Statement of Income for the year ended January 1, 1995 (Unaudited)
     Notes to Unaudited Pro Forma Combined Statements of Income

Form 8-K/A dated December 13, 1995, reporting on the acquisition of Advance/Possis Technical Services, Inc. and containing the following financial statements of Advance/Possis Technical Services, Inc. and the Company:

     Financial Statements of Advance/Possis Technical Services, Inc.
     Report of Independent Auditor
     Balance Sheets as of September 30, 1995 and 1994
     Statements of Income and Retained Earnings for Years Ended September 30, 1995 and 1994
     Statements for Cash Flows for Years Ended September 30, 1995 and 1994 Notes to Financial Statements

     Pro Forma Financial Information

     Introduction to Unaudited Pro Forma Combined Financial Information
     Pro Forma Combined Balance Sheet as of October 1, 1995 (Unaudited)
     Notes to Unaudited Pro Forma Combined Balance Sheet
     Pro Forma Combined Statement of Income for the year ended January 1, 1995 (Unaudited)
     Pro Forma Combined Statement of Income for the nine months ended October 1, 1995 (Unaudited)
     Notes to Unaudited Pro Forma Combined Statements of Income

Form 8-K and From 8-K/A each dated January 2, 1996, reporting on the acquisition of PTA International and containing the following financial statements of PTA International and the Company:

     Financial Statements of PTA International

     Report of Independent Accountants
     Balance Sheets as of December 31, 1995 and 1994
     Statements of Income for the years ended December 31, 1995 and 1994 Statements of Stockholders' Equity for the years ended December 31, 1995 and 1994
     Notes to Financial Statements

     Unaudited Pro Forma Combined Financial Statements

     Introduction to Unaudited Pro Forma Combined Financial Information
     Pro Forma Combined Balance Sheet as of December 31, 1995 (unaudited) Notes to Pro Forma Combined Balance Sheet
     Pro Forma Combined Statements of Income for the year ended December 31, 1995 (unaudited)
     Notes to Unaudited Pro Forma Combined Statement of Income

Form 8-K dated January 3, 1996, reporting the acquisition of GW Consulting. The following financial statements for GW Consulting were filed as part of the Company's Form 8-K/A dated January 2, 1996:

     Financial Statements of Goldfarb-Wasson Associates, Inc. and GW Temporaries, Inc. d/b/a GW Consulting

     Nine Months Ended December 31, 1995
     -----------------------------------
     Independent Auditor's Report
     Combined Balance Sheet as of December 31, 1995
     Combined Statements of Income, Expense and Retained Earnings for the nine months ended December 31, 1995
     Combined Statements of Cash Flows for the nine months ended December 31,
     1995
     Combined Notes to the Financial Statements

     Years Ended March 31, 1995 and 1994
     -----------------------------------
Independent Auditor's Report
     Combined Balance Sheet as of March 31, 1995 and 1994
     Combined Statements of Income, Expense and Retained Earnings for the years ended March 31, 1995 and 1994
     Combined Statements of Cash Flows for the years ended March 31, 1995 and
     1994
     Combined Notes to the Financial Statements

Form 8-K and From 8-K/A dated February 19, 1996, reporting on the acquisition of Excel Temporaries, Inc. and containing the following financial statements of Excel Temporaries, Inc. and the Company:

     Financial Statements of Excel Temporaries, Inc.

Report of Independent Accountants
     Balance Sheet as of December 31, 1995
     Statement of Income for the year ended December 31, 1995
     Statement of Stockholders' Equity for the year ended December 31, 1995 Statement of Cash Flows for the year ended December 31, 1995
     Notes to the Financial Statements

     Unaudited Pro Forma Combined Financial Statements

     Introduction to Unaudited Pro Forma Combined Financial Information
     Pro Forma Combined Balance Sheet as of December 31, 1995 (unaudited) Notes to Pro Forma Combined Balance Sheet
     Pro Forma Combined Statements of Income for the year ended December 31, 1995 (unaudited)
     Notes to Unaudited Pro Forma Combined Statement of Income

Form 8-K dated February 20, 1996, reporting the acquisition of Additional Technical Support, Inc. The following financial statements for Additional Technical Support, Inc. were filed as part of the Company's Form 8-K/A dated February 19, 1996:

     Additional Technical Support, Inc. and Affiliates

     Years Ended July 31, 1995 and 1994
     ----------------------------------
     Independent Auditor's Report
     Combined Balance Sheet as of July 31, 1995 and 1994
     Combined Statements of Income for the years ended July 31, 1995 and 1994 Combined Statements of Retained Earnings for the years ended July 31, 1995 and 1994
     Combined Statements of Cash Flows for the years ended July 31, 1995 and
      1994
     Notes to the Financial Statements

     Five Months Ended December 31, 1995
     -----------------------------------
     Combined Balance Sheet as of December 31, 1995 and 1994
     Combined Statements of Income for the five months ended December 31, 1995 and 1994
     Combined Statements of Retained Earnings for the five months ended December
      31, 1995 and 1994
     Combined Statements of Cash Flows for the five months ended December 31,
      1995 and 1994
     Notes to the Financial Statements

                                   Signatures

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AccuStaff Incorporated



          May 13, 1996        /S/     Derek E. Dewan
          ------------        ----------------------
          Date                Derek E. Dewan
                              President and Chief Executive Officer



          May 13, 1995        /S/     Michael D. Abney
          ------------        ------------------------
          Date                Michael D. Abney
                              Chief Financial Officer

                                 EXHIBIT LIST
                                 ------------

NO.                 DESCRIPTION                 PAGE
- - ----  ----------------------------------------  ----

 2.1  Agreement and Plan of Reorganization
      relating to the acquisition of PTA
      International, incorporated by
      reference to the Company's Current
      Report on Form 8-K dated January 2,
      1996.  (File No. 0-24484)

 2.2  Stock Purchase Agreement related to the
      purchase of GW Consulting. Incorporated
      by reference to the Company's Current
      Report on Form 8-K dated January 3,
      1996.  (File No. 0-24484)

 2.3  Asset Purchase Agreement related to the
      acquisition of Accounting Pros, Inc.
      and Accounting Pros Philadelphia, Inc.,
      incorporated by reference to the
      Company's Annual Report on Form 10-K
      for the fiscal year ended December 31,
      1995.  (File No. 0-24484)

 2.4  Asset Purchase Agreement related to the
      purchase of Career Enhancement
      International, Inc., incorporated by
      reference to the Company's Annual
      Report on Form 10-K for the fiscal year
      ended December 31, 1995.  (File No.
      0-24484)

 2.5  Stock Purchase Agreement related to the
      acquisition of TEKNA, Inc.,
      incorporated by reference to the
      Company's Annual Report on Form 10-K
      for the fiscal year ended December 31,
      1995.  (File No. 0-24484)

 2.6  Asset Purchase Agreement related to the
      acquisition of Advantage Personnel
      Services, Inc., incorporated by
      reference to the Company's Annual
      Report on Form 10-K for the fiscal year
      ended December 31, 1995.  (File No.
      0-24484)

 2.7  Stock Purchase Agreement related to the
      acquisition of Additional Technical
      Support, Inc., incorporated by
      reference to the Company's Current
      Report on Form 8-K dated February 20,
      1996.  (File No. 0-24484)

 2.8  Stock Purchase Agreement related to the
      acquisition of Excel Temporary
      Services, Inc., incorporated by
      reference to the Company's Current
      Report on Form 8-K dated February 19,
      1996.  (File No. 0-24484)

 2.9  Asset Purchase Agreement related to the
      acquisition of HNS Software, Inc.,
      incorporated by reference to the
      Company's Annual Report on Form 10-K
      for the fiscal year ended December 31,
      1995.  (File No. 0-24484)

 3.1  Articles of Incorporation, as amended,
      incorporated by reference to the
      Company's Annual Report on Form 10-K
      for the fiscal year ended December 31,
      1995.  (File No. 0-24484)

10.1  Fourth Amendment to Executive               22
      Employment Agreement with Derek E.
      Dewan.  (File No. 0-24484)

10.3  Form of Warrant Agreement between the
      Company and NationsBank, N.A. (South)
      dated January 9, 1996., incorporated by
      reference to the Company's Annual
      Report on Form 10-K for the fiscal year
      ended December 31, 1995.  (File No.
      0-24484)

10.4  Termination Agreement and General
      Release among the Company, Leslie M.
      Friedman and LMF Transition Corporation
      dated March 6, 1996, incorporated by
      reference to the Company's Annual
      Report on Form 10-K for the fiscal year
      ended December 31, 1995.  (File No.
      0-24484)

  11  Computation of Per Share Earnings           24

  27  Financial Data Schedule                     25