Form 10-Q
period 1996-06-30
ACCUSTAFF INC
filed 1996-08-14
CIK 924646

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

                                       or

TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO
                                           ---------------    ---------------


                        Commission file number:  0-24484


                             AccuStaff Incorporated
             (Exact name of registrant as specified in its charter)


            Florida                                     59-3116655
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


6440 Atlantic Boulevard, Jacksonville, Florida                         32211
   (Address of principal executive offices)                          (Zip Code)


                                 (904) 725-5574
              (Registrant's telephone number including area code)


                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X         No
                                         ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                August 9, 1996

                     Common Stock, $0.01 par value  65,562,599
                                                  ---------------
                                                  (No. of Shares)

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                        PAGE
                                                                        ----

PART I     Financial Information

ITEM 1     Financial Statements

           Consolidated Balance Sheets as of June 30,
           1996 and December 31, 1995......................................2

           Consolidated Statements of Income for the
           Three and Six Months Ended June 30, 1996
           and July 2, 1995................................................3

           Consolidated Statements of Cash Flow for the
           Six Months Ended June 30, 1996 and July 2, 1995.................4

           Notes to Consolidated Financial Statements....................5-7

ITEM 2     Management's Discussion and Analysis of Financial............8-13
           Condition and Results of Operations


PART II    Other Information

ITEM 4     Submission of Matters to a Vote of Security-Holders............14

ITEM 6     Exhibits and Reports on Form 8-K...............................15

           Signatures.....................................................16

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (in thousands)

                                    ASSETS
                                    ------

                                                    June 30,   December 31,
                                                      1996         1995
                                                    -------    ----------
Current assets:
 Cash and cash equivalents......................    $ 167,529     $ 34,427
 Accounts receivable, net.......................      104,263       41,266
 Prepaid expenses...............................       10,082        1,170
 Deferred income taxes..........................          157        1,353
                                                     --------     --------
   Total current assets.........................      282,031       78,216

Furniture, equipment, and leasehold.............       10,769        6,235
 improvements, net........................
Goodwill, net...................................      196,746       65,489
Other assets....................................        2,828          931
                                                     --------     --------

   Total assets.................................     $492,374     $150,871
                                                     ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   .............................................
 Notes payable, current portion.................     $  8,671     $ 10,512
 Accounts payable and accrued expenses..........        8,828        4,140
 Accrued payroll and related taxes..............       20,092        9,534
 Accrued workers' compensation..................        3,300        2,700
  claims..................................
 Convertible subordinated debentures............        1,000           --
                                                     --------     --------

   Total current liabilities....................       41,891       26,886

Convertible subordinated debentures.............           --        2,300
Notes payable, long-term portion................        7,442        4,510
Deferred income taxes, non-current
 portion........................................          972          276
                                                     --------     --------
   Total liabilities............................       50,305       33,972
                                                       ------       ------

Commitments
 Stockholders Equity:
  Preferred stock, $.01 par value; 10,000
   shares authorized; no shares issued and
   outstanding..................................           --           --

  Common stock, $.01 par value; 150,000
   shares authorized; 65,468 and 51,374
   shares issued and outstanding on
   June 30, 1996 and December 31, 1995,
   respectively.................................          655          514
  Additional contributed capital................      413,474       96,765
  Retained earnings.............................       27,986       19,699
                                                     --------     --------
                                                      442,115      116,978

        Less: Deferred stock compensation.......          (46)         (79)
                                                          ----    --------

   Total stockholders' equity...................      442,069      116,899
                                                     --------     --------
   Total liabilities and stockholders'
   equity.......................................     $492,374     $150,871
                                                     ========     ========

                 See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                    Three Months Ended                       Six Months Ended
                                                                    ------------------                       ----------------
                                                                June 30, 1996     July 2, 1995       June 30, 1996     July 2, 1995
                                                               --------------     ------------       -------------     ------------

Revenue..................................................           $189,184          $73,641            $334,461         $137,520

Cost of revenue..........................................            149,327           60,994             264,521          113,763
                                                               --------------     ------------       -------------     ------------

     Gross profit........................................             39,857           12,647              69,940           23,757
                                                               --------------     ------------       -------------     ------------

Operating expenses:
     General and administrative..........................             24,398            8,294              43,519           16,041
     Depreciation and amortization.......................              2,397              398               4,178              736
                                                               --------------     ------------       -------------     ------------

           Total operating expenses......................             26,795            8,692              47,697           16,777
                                                               --------------     ------------       -------------     ------------

     Income from operations..............................             13,062            3,955              22,243            6,980
                                                               --------------     ------------       -------------     ------------

Other income (expense):
     Interest income.....................................              1,371              141               1,417              296
     Interest expense....................................               (858)             (90)             (1,910)            (181)
     Acquisition expense.................................             (2,800)               -              (2,800)               -
                                                               --------------     ------------       -------------     ------------

           Total other income (expense)..................             (2,287)              51              (3,293)             115
                                                               --------------     ------------       -------------     ------------

Income before provision for income taxes.................             10,775            4,006              18,950            7,095
                                                               --------------     ------------       -------------     ------------

Provision for income taxes...............................              6,040            1,070               8,742            1,822
                                                               --------------     ------------       -------------     ------------

     Net income..........................................             $4,735           $2,936             $10,208           $5,273
                                                               ==============     ============       =============     ============

Pro forma data:
     Income before provision
           for income taxes..............................             10,775            4,006              18,950            7,095
     Provision for income taxes
           pro forma.....................................              5,021            1,542               8,178            2,742
                                                               --------------     ------------       -------------     ------------
     Pro forma net income................................             $5,754           $2,464             $10,772           $4,353
                                                               ==============     ============       =============     ============

Pro forma earnings per  share............................              $0.09            $0.06               $0.17            $0.11
                                                               ==============     ============       =============     ============

Weighted average number of common
shares and common share equivalents
outstanding..............................................             67,415           39,299              62,175           39,112
                                                               ==============     ============       =============     ============


                 See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                            Six Months Ended
                                                                                June 30, 1996              July 2, 1995
                                                                                --------------             -------------

Cash flows provided by (used in) operating activities:
  Net income...............................................................        $   10,208               $    5,273
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization........................................             4,178                      736
      Provision for doubtful accounts......................................               616                      290
      Deferred income taxes................................................             1,862                     (370)
      Compensation for stock options granted...............................                33                       48
      Changes in certain assets and liabilities:
        Accounts receivable................................................           (27,622)                  (5,261)
        Prepaid expenses...................................................              (183)                     (20)
        Other assets.......................................................            (1,034)                      44
        Accounts payable and accrued expenses..............................            (3,754)                     144
        Accrued payroll and related taxes..................................             7,107                    3,791
        Accrued workers' compensation claims...............................               600                      814
                                                                                   -----------              -----------

          Net cash provided by (used in) operating activities..............            (7,989)                   5,489
                                                                                   -----------              -----------

Cash flows provided by (used in) investing activities:
  Purchases of investments.................................................                 -                   (2,028)
  Sales and maturities of investments......................................                 -                    8,842
  Purchase of furniture, equipment and leasehold improvements..............            (3,241)                    (997)
  Purchase of businesses, including additional earn-outs on
    acquisitions net of cash acquired......................................          (133,811)                 (23,299)
                                                                                   -----------              -----------

          Net cash used in investing activities............................          (137,052)                 (17,482)
                                                                                   -----------              -----------

Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock...................................           304,704                        -
  Proceeds from stock options exercised....................................             2,345                      361
  Proceeds from issuance of convertible subordinated debentures............                 -                    2,000
  Borrowings on notes payable..............................................            96,822                   10,612
  Repayments on notes payable..............................................          (123,807)                  (2,177)
  Distributions to former shareholders of acquired S-corporations..........            (1,921)                    (714)
                                                                                   -----------              -----------
          Net cash provided by financing activities........................           278,143                   10,082
                                                                                   -----------              -----------


Net increase (decrease) in cash and  cash equivalents......................           133,102                   (1,911)
                                                                                   -----------              -----------

Cash and cash equivalents, beginning of period.............................            34,427                    9,438
                                                                                   -----------              -----------

Cash and cash equivalents, end of period...................................        $  167,529               $    7,527
                                                                                   ===========              ===========

                 See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

     The accompanying consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K, as filed with the Securities and Exchange Commission on March 27, 1996.

     The accompanying consolidated financial statements reflect all adjustments (including normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

     All share and per share data have been restated to reflect the Company's stock splits in the form of a 100% stock dividend and a 200% stock dividend which were effective November 27, 1995 and March 27, 1996, respectively.
     In addition, the Company completed the acquisition of The McKinley Group, Inc. and an affiliated company ("McKinley") on June 19, 1996 and PTA International ("Perma Temps") on January 2, 1996, each of which was accounted for as a pooling of interests. Both McKinley and Perma Temps were treated as S-corporations for federal income tax purposes prior to their acquisition and accordingly were not subject to income tax at the corporate level. Therefore, all prior period financial statements presented have been restated as if the acquisitions had taken place at the beginning of such periods and each was treated as a C-corporation for federal income tax purposes.

2.   Acquisitions

     The Company completed eight acquisitions in the three months ended June 30, 1996. In April 1996, the Company acquired the operating assets and business operations of Alternative Temps, Inc. ("Alternative Temps"). In May 1996, the Company acquired the operating assets and business operations of TempsAmerica East, Inc. and affiliated companies ("TempsAmerica"); the stock of Project Professionals, Inc. ("Project Professionals"); the operating assets and business operations of Logue & Rice, Inc. and the stock of its affiliated companies ("Logue & Rice"); and the stock of Contact Recruiters, Inc. and an affiliated company ("Contact Recruiters"). In addition, in June 1996, the Company acquired the stock of Openware Technologies, Inc. ("Openware"); the operating assets and business operations of CAD Design, Inc. ("CAD Design"); and the stock of McKinley.

     The acquisition of McKinley has been accounted for under the pooling of interests method of accounting while the other acquisitions completed during the three months ended June 30, 1996 have been accounted for under the purchase method of accounting. The aggregate purchase price of the acquisitions accounted for under the purchase method of accounting was $42.3 million, which was comprised of $38.3 million in cash and notes payable to the former shareholders of $4.0 million. In addition, certain former shareholders of the acquired companies are eligible to receive contingent consideration upon attainment of certain earnings targets. The excess of the purchase price over the fair value of the tangible assets (goodwill) is being amortized on a straight line basis over periods ranging from 15 to 30 years, including any contingent consideration paid for the purchase method acquisitions.

     The pro forma results of operations for the six months ended June 30, 1996 and July 2, 1995 listed below reflect purchase accounting adjustments and pro forma adjustments, including reduction of officers' compensation as the result of negotiated employment agreements and calculation of a tax provision for subsidiaries which were formally treated as S-corporations for federal income tax purposes, assuming the acquisitions which occurred during the three months ended June 30, 1996 had occurred at the beginning of the six month periods ended June 30, 1996 and July 2, 1995. These pro forma amounts are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented. In addition, they are not intended to be projections of future results and do not reflect any synergies that might be achieved from combined operations.

                                                                  Six Months Ended
                                                      --------------------------------------
                                                        June 30, 1996         July 2, 1995
                                                      -----------------     ----------------
                                                       (in thousands, except per share data)

Revenue..............................................      $387,795              $341,689
Gross profit.........................................        81,273                68,553
Income from operations...............................        22,080                17,864
Income before provision  for income taxes............        19,751                 9,961
Net income...........................................      $ 11,934              $  6,057
Earnings per share...................................      $   0.19              $   0.15


3.  Subsequent Events.

Acquisitions Subsequent to June 30, 1996

     In July 1996, the Company acquired the assets and business operations of Alta Technical Services, Inc. ("Alta"), In-House Counsel, Inc. ("In-House Counsel") and Trak Services, Inc. ("Trak Services").

     The acquisitions have been accounted for under the purchase method of accounting. The aggregate purchase price of the acquisitions subsequent to June 30, 1996 was $8.6 million, which was comprised of cash in the amount of $7.2 million and notes payable to the former shareholders of $1.4 million. In addition, certain shareholders are eligible to receive contingent consideration upon attainment of certain earnings targets. The excess of the purchase price over the fair value of the tangible assets (goodwill) is being amortized on a straight line basis over periods ranging from 15 to 30 years, including any contingent consideration paid, for the purchase method acquisitions.

Investment in Payroll Transfers, Inc. On August 8, 1996, the Company established a strategic operating relationship with Payroll Transfers, Inc., ("PTI") a Tampa, FL based professional employer organization. As part of this strategic relationship the Company has agreed for a period of eight years not to enter into any contract or understanding involving the use of leased employees without first offering such business opportunity to PTI. Likewise, PTI has agreed for a period of eight years not to enter into any contract or understanding involving the use of services of temporary employees without first offering such business opportunity to the Company. In connection with entering into the relationship the Company invested in PTI in the form of an 8% Convertible Subordinated Note (the "Note") from PTI which is convertible into PTI common stock representing approximately 9.9% of PTI's outstanding common stock. The Company also acquired an Option (the "Option") to purchase an additional amount of PTI common stock equal to approximately 10% of the outstanding shares of PTI after conversion of the Note and issuance of the stock under the Option.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months ended June 30, 1996 Compared to Three Months ended July 2, 1995.

Revenues. Revenues increased $115.6 million, or 156.9%, to $189.2 million in the three months ended June 30, 1996 from $73.6 million in the three months ended July 2, 1995. The increase was attributable by division to: Professional Services, $80.6 million, or an increase of 740.0%; Commercial, $34.1 million, or an increase of 96.1%; and Telecommunications, $900,000, or an increase of 3.1%. Of the increase in the Professional Services division, $72.8 million was attributable to acquisitions in the information technology and technical service lines while the remaining $7.8 million was attributable to acquisitions in the legal and accounting service lines and internal growth. Of the increase in the Commercial division, $25.8 million was attributable to four significant acquisitions: Excel Temporary Services, Inc. ("Excel"), $9.9 million; Matthews Professional Employment Specialists, Inc. ("Matthews"), $5.2 million; HR Management Services, Inc. ("HR Management"), $5.2 million; and TempsAmerica, $5.5 million. The remaining $8.3 million was attributable to internal growth and less significant acquisitions. The increase in the Telecommunications division was due to internal growth.

Gross Profit. Gross profit increased $27.3 million, or 215.1%, to $39.9 million in the three months ended June 30, 1996 from $12.6 million in the three months ended July 2, 1995. Gross profit as a percentage of sales increased by 1.9% in the Commercial division, due to an overall increase in the division's gross profit including existing and acquired companies, while decreasing by 5.0% in the Professional Services division, due primarily to the acquisition of certain technical service companies which generate lower margins compared to the types of services provided by the Company's Professional Services division. Gross profit as a percentage of sales in the Telecommunications division increased by 0.3%. The overall gross profit as a percentage of sales increased from 17.2% to 21.1%, due to the increase in the mix of revenue contributed by the Professional Services division which produces a higher gross profit.

Operating Expenses. Operating expenses increased $18.1 million, or 208.3%, to $26.8 million in the three months ended June 30, 1996 from $8.7 million in the three months ended July 2, 1995. Operating expenses as a percentage of revenues increased to 14.2% in the three months ended June 30, 1996 from 11.8% in the three months ended July 2, 1995. The increase is attributable to the increase in depreciation and amortization expense and an increase in the mix of professional services being provided by the Company in comparison to Commercial division and Telecommunications division services. Higher operating expenses are required to operate the Professional Services division compared to the Commercial and Telecommunications divisions

Income from Operations.   Income from operations increased $9.1 million, or
230.2%, to $13.1 million in the three months ended June 30, 1996, from $4.0 million in the three months ended July 2, 1995. Income from operations as a percentage of revenues increased to 6.9% in the three months ended June 30, 1996, from 5.4% in the three months ended July 2, 1995.

Interest Income. Interest income was $1.4 million for the three months ended June 30, 1996 compared to $141,000 for the three months ended July 2, 1995, due to the interest income obtained from the proceeds of the Company's public common stock offering in April 1996.

Interest Expense. Interest expense was $858,000 in the three months ended June 30,1996 compared to $90,000 in the three months ended July 2, 1995. The increase is attributable to the use of the Company's credit facility to fund acquisitions completed in the first quarter of 1996. All amounts due under the credit facility were repaid with a portion of the proceeds from the Company's public common stock offering in April 1996.

Income Taxes. The Company's effective tax rate was 46.6% in the three months ended June 30, 1996 and 38.5% in the three months ended July 2, 1995. The increase was due primarily to the recognition of $2.8 million of acquisition expenses for the McKinley acquisition which are not deductible for federal income tax purposes.

Pro Forma Net Income. As a result of the foregoing, pro forma net income increased $3.3 million, or 133.6%, to $5.8 million in the three months ended June 30, 1996, from $2.5 million in the three months ended July 2, 1995. Pro forma net income as a percentage of revenues, decreased to 3.0% in the three months ended June 30, 1996, from 3.3% in the three months ended July 2, 1995, due primarily to the negative impact of the acquisition expenses of $2.8 million related to the McKinley acquisition which are not deductible for federal income tax purposes.

Six Months Ended June 30, 1996 Compared to Six Months Ended July 2, 1995.

Revenues. Revenues increased $197.0 million, or 143.2%, to $334.5 million in the six months ended June 30, 1996 from $137.5 million in the six months ended July 2, 1995. The increase was attributable by division to: Professional Services, $136.4 million, or an increase of 674.8%; Commercial, $55.3 million, or an increase of 79.6%; and Telecommunications, $5.3 million, or an increase of 11.1%. Of the increase in the Professional Services division, $119.8 million was attributable to acquisitions in the information technology and technical service lines, while the remaining $16.6 million was attributable to acquisitions in the legal and accounting service lines and internal growth. Of the increase in the Commercial division, $42.6 million was from four significant acquisitions, Excel, $16.7 million; Matthews, $10.6 million; HR Management, $9.8 million; and TempsAmerica, $5.5 million. The remaining $12.7 million was attributable to internal growth and less significant acquisitions. The increase in the Telecommunications division was due to internal growth.

Gross Profit. Gross profit increased $46.1 million, or 194.4%, to $69.9 million in the six months ended June 30, 1996 from $23.8 million in the six months ended July 2, 1995. Gross profit as a percentage of sales increased by 2.4% in the Commercial division, due to an overall increase in the division's gross profit including existing and acquired companies, while decreasing by 5.3% in the Professional Services division, due primarily to the acquisitions of certain technical service companies which generate lower margins. Gross profit as a percentage of sales in the Telecommunications division increased by 0.2%. The overall gross profit as a percentage of sales increased from 17.3% to 20.9%, due to the increase in the revenue from the Professional Services division which produces a higher gross profit.

Operating Expenses. Operating expenses increased $30.9 million, or 184.3%, to $47.7 million in the six months ended June 30, 1996 from $16.8 million in the six months ended July 2, 1995. Operating expenses as a percentage of revenues increased to 14.3% in the six months ended June 30, 1996 from 12.2% in the six months ended July 2, 1995. The increase is attributable to the increase in depreciation and amortization expense and an increase in the mix of professional services being provided by the Company in comparison to Commercial division and Telecommunication division services. Higher operating expenses are required to operate the Professional Services division compared to the Commercial and Telecommunications divisions

Income from Operations.   Income from operations increased $15.2 million, or
218.7%, to $22.2 million in the six months ended June 30, 1996, from $7.0 million in the six months ended July 2, 1995. Income from operations as a percentage of revenues increased to 6.7% in the six months ended June 30, 1996, from 5.1% in the six months ended July 2, 1995.

Interest Income. Interest income was $1.4 million for the six months ended June 30, 1996 compared to $296,000 for the six months ended July 2, 1995, due to the interest income obtained from the proceeds of the Company's public offering of common stock in April 1996.

Interest Expense. Interest expense was $1.9 million for the six months ended June 30, 1996 compared to $181,000 for the six months ended July 2, 1995. The increase is attributable to the utilization of the Company's credit facility to fund acquisitions completed in 1996 prior to the Company's April 1996 public common stock offering.

Income Taxes. The Company's effective tax rate was 43.2% in the six months ended June 30, 1996 and 38.7% in the six months ended July 2, 1995. The increase was due primarily to non-tax deductible acquisition expenses of $2.8 million related to the McKinley acquisition.

Pro Forma Net Income. As a result of the foregoing, pro forma net income increased $6.4 million, or 147.5%, to $10.8 million in the six months ended June 30, 1996, from $4.4 million in the six months ended July 2, 1995. Pro forma net income as a percentage of revenues, remained constant at 3.2% in the six months ended June 30, 1996 and July 2, 1995, due primarily to the negative impact of the acquisition expenses of $2.8 million related to the McKinley acquisition which are not deductible for federal income tax purposes.

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

During the six months ended June 30, 1996, the Company experienced a large increase in accounts receivable which was the primary cause for the Company using approximately $8.0 million of cash to fund operating activities. The increase in accounts receivable was primarily due to several acquisitions in which the Company purchased the business operations and certain assets of the acquired companies, excluding accounts receivable. Therefore, the Company must finance the acquired companies' initial accounts receivable balances causing a large increase in accounts receivable. The Company may continue to experience these temporary fluctuations if any similarly structured acquisitions are completed in the future. The Company will use either its credit facility or other cash on hand to fund these temporary operational cash flow needs.

During April 1996, the Company completed a secondary offering of 11.79 million shares of common stock from which the Company received net proceeds of approximately $304.7 million. The net proceeds have been used, in part, to repay $92.8 million in outstanding indebtedness under the Company's revolving credit facility, while an additional $44.4 was used to fund acquisitions and for other general corporate purposes through June 30, 1996. As of June 30, 1996, the Company had $167.5 million in cash and cash equivalents which are available for other general corporate purposes, including possible acquisitions.

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

The Company anticipates that improvements to its management information and operating systems will require capital expenditures during the next twelve months of approximately $4.5 million. The Company anticipates recurring capital expenditures in future years to be approximately $1.5 million per year.

The Company believes that funds provided by operations, available borrowings under the credit facility and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital expenditures and acquisitions for at least the next 12 months.

Indebtedness of the Company

On May 2, 1996, the Company's revolving credit facility was amended and restated to increase the available line from $100 million to $150 million in connection with the syndication of the facility. The facility was syndicated to a group of 13 banks, with NationsBank, N.A. as agent. The facility has a term of five years expiring February 1, 2001. Outstanding amounts under the facility bear interest at floating rates. The facility contains certain affirmative and negative covenants relating to the Company's operations, including a provision requiring approval by the lenders holding not less than two-thirds of the credit exposure under the facility for any business acquisitions if the cost of the acquisition exceeds the lesser of $20 million or 10% of the Company's consolidated stockholders' equity. As of June 30, 1996, the Company had no outstanding borrowings under the facility.

The Company has certain notes payable to shareholders of acquired companies. The notes payable bear interest at rates ranging from 5% to 8% and have repayment terms from June 1996 to March 1999. As of June 30, 1996, the Company owed approximately $16.1 million in such acquisition indebtedness.

During the three months ended June 30, 1996, the holders of $1.3 million of the Company's 6% Convertible Subordinated Debentures converted their debt into shares of the Company's common stock at a conversion price of $1.25 per share leaving the Company with $1.0 million of 6% Convertible Subordinated Debentures outstanding which are convertible into Common Stock at $1.38 per share. All of the Convertible Subordinated Debentures mature in January 1997 and are not redeemable.

Inflation

The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements. Generally, throughout the periods discussed above, the increases in revenue have resulted primarily from higher volumes, rather than price increases.

Other Matters

In 1996, the Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method of accounting for stock-based compensation plans, either through recognition or disclosure. The Company intends to adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. The adoption of this standard will not impact results of operations, financial positions or cash flow.

Statement Regarding Forward-Looking Information

     This Form 10-Q contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain of the factors set forth under "Risk Factors" and elsewhere in the Company's Prospectus dated April 18, 1996.

                           Part II Other Information

Item 4 Submission of Matters to a Vote of Securities Holders

       The Annual Meeting of the Company's shareholders was held on June 19, 1996. Proxies were solicited from shareholders of record on the close of business on May 13, 1996. On May 13, 1996, there were 63,361,395 shares outstanding and entitled to vote at the Annual Meeting. The shareholder vote on the issues presented at the Annual Meeting was as follows:


Election of Directors



         For            Against      Withhold
         ---            -------      --------
                                     Authority
                                     ---------

         53,334,398     0            378,296
         ----------     -            -------

Approve 1995 Stock Option Plan


         For             Against         Abstentions      Broker Non-votes
         ---             -------         -----------      ----------------
         28,483,211      16,433,157      145,746          8,700,580
         ----------      ----------      -------          ---------

Approve Amendment to Non-employee Director Stock Option Plan

         For             Against         Abstentions      Broker Non-votes
         ---             -------         -----------      ----------------
         45,601,007      6,479,174       115,430          1,517,083
         ----------      ---------       -------          ---------


Approve Executive Compensation in Order to Allow for Tax Deductibility of such Compensation in Accordance with Section 162(m) of the Internal Revenue Code


         For             Against         Abstentions      Broker Non-votes
         ---             ---------       -----------      ----------------

         50,345,108      1,665,488       123,455          1,578,643
         ----------      ---------       -------          ---------


Item 6  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

         2.1 Agreement and Plan of Merger relating to the acquisition of The McKinley Group, Inc. and MGI Services, Inc. incorporated by reference to the Company's Form 8-K dated June 19, 1996.

         4.1    Bylaws of the Company, as amended.

         10.1 Third Amended and Restated Revolving Credit and Reimbursement Agreement by and among AccuStaff incorporated, as Borrowers, NationsBank, N.A. (South) as Agent and the Lenders named therein.

         11    Calculation of Per Share Earnings.

         27    Financial Data Schedule.

     (b) Reports on Form 8-K. The Company filed the following reports on Form 10-K with the Securities and Exchange Commission during the quarter ended June 30, 1996:

         Form 8-K dated June 19, 1996 relating to the acquisition of The McKinley Group, Inc. and MGI Services, Inc.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES


                                   Signatures


Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AccuStaff Incorporated



August 13, 1996                       /S/     Derek E. Dewan
                                      ----------------------
                                      Derek E. Dewan
                                      Chairman, President and Chief Executive
                                      Officer



August 13, 1996                       /S/     Michael D. Abney
                                      ------------------------
                                      Michael D. Abney
                                      Senior Vice President and Chief Financial
                                      Officer