Form 10-Q
period 1996-09-30
ACCUSTAFF INC
filed 1996-11-13
CIK 924646

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

                                       or

TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________.


                        Commission file number:  0-24484


                             AccuStaff Incorporated
             (Exact name of registrant as specified in its charter)


           Florida                                             59-3116655
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X         No
                                         ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                 November 7, 1996
                Common Stock, $0.01 par value:     66,085,488
                                                (No. of Shares)

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I    Financial Information

ITEM 1    Financial Statements

          Consolidated Balance Sheets as of September 30, 1996 and
          December 31, 1995...............................................    2

          Consolidated Statements of Income for the Three and Nine Months
          Ended September 30, 1996 and October 1, 1995....................    3

          Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1996 and October 1, 1995..........................    4

          Notes to Consolidated Financial Statements......................  5-7

ITEM 2    Management's Discussion and Analysis of Financial............... 8-13
          Condition and Results of Operations


PART II   Other Information

ITEM 4    Submission of Matters to a Vote of Security-Holders.............   14

ITEM 6    Exhibits and Reports on Form 8-K................................   15

          Signatures......................................................   16

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (in thousands)

                                     ASSETS
                                     ------

                                          SEPTEMBER 30,  DECEMBER 31,
                                              1996           1995
                                          -------------  ------------
Current assets:
 Cash and cash equivalents..............       $130,389      $ 34,427
 Accounts receivable, net...............        120,341        41,266
 Prepaid expenses.......................          7,323         1,170
 Deferred income taxes..................             83         1,353
                                               --------      --------
  Total current assets..................        258,136        78,216

Furniture, equipment, and leasehold              13,353         6,235
 improvements, net......................
Goodwill, net...........................        233,658        65,489
Other assets............................         13,727           931
                                               --------      --------

  Total assets..........................       $518,874      $150,871
                                               ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
 Notes payable, current portion.........       $  8,914      $ 10,512
 Accounts payable and accrued expenses..         13,830         4,140
 Accrued payroll and related taxes......         22,695         9,534
 Accrued workers' compensation claims...          3,453         2,700
   Convertible subordinated debentures..          1,000             -
                                               --------      --------

  Total current liabilities.............         49,892        26,886

Convertible subordinated debentures.....              -         2,300
Notes payable, long-term portion........         11,199         4,510
Deferred income taxes, non-current                3,742           276
 portion................................       --------      --------

     Total liabilities..................         64,833        33,972
                                               --------      --------

Commitments
Stockholders Equity:
  Preferred stock, $.01 par value; 10,000
    shares authorized; no shares issued
    and outstanding.....................              -             -
  Common stock, $.01 par value; 150,000
    shares authorized; 66,041 and
    51,374 shares issued and outstanding
    on September 30, 1996 and
    December 31, 1995, respectively.....            660           514
  Additional contributed capital........        418,838        96,765
  Retained earnings.....................         39,227        19,699
                                               --------      --------
                                                458,725       116,978

     Less: Deferred stock compensation..         (4,684)          (79)
                                               --------      --------

  Total stockholders' equity............        454,041       116,899
                                               --------      --------
  Total liabilities and stockholders'
   equity...............................       $518,874      $150,871
                                               ========      ========

                 See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                          ------------------------------  ------------------------------
                                          SEPT. 30, 1996   OCT. 1, 1995   SEPT. 30, 1996   OCT. 1, 1995
                                          ---------------  -------------  ---------------  -------------

Revenue.................................      $218,810        $84,096         $553,271       $221,616
Cost of revenue.........................       169,876         67,530          434,397        181,293
                                              --------        -------         --------       --------
      Gross profit......................        48,934         16,566          118,874         40,323
                                              --------        -------         --------       --------

Operating expenses:
      General and administrative........        27,829         10,533           71,347         26,575
      Depreciation and amortization.....         3,096            655            7,274          1,390
                                              --------        -------         --------       --------
          Total operating expenses......        30,925         11,188           78,621         27,965
                                              --------        -------         --------       --------
      Income from operations............        18,009          5,378           40,253         12,358
                                              --------        -------         --------       --------

Other income (expense):
      Interest income...................         1,364             67            2,782            364
      Interest expense..................          (369)          (224)          (2,280)          (405)
      Acquisition expense...............             -              -           (2,800)             -
                                              --------        -------         --------       --------
          Total other income (expense)..           995           (157)          (2,298)           (41)
                                              --------        -------         --------       --------
Income before provision for income taxes        19,004          5,221           37,955         12,317
                                              --------        -------         --------       --------
Provision for income taxes..............         7,410          1,509           16,152          3,331
                                              --------        -------         --------       --------
      Net income........................      $ 11,594        $ 3,712         $ 21,803       $  8,986
                                              ========        =======         ========       ========


Pro forma data:
      Income before provision
          for income taxes..............        19,004          5,221           37,955         12,317
      Provision for income taxes,
          pro forma.....................         7,410          2,021           15,589          4,764
                                              --------        -------         --------       --------
      Pro forma net income..............      $ 11,594        $ 3,200         $ 22,366       $  7,553
                                              ========        =======         ========       ========

Pro forma earnings per share............         $0.17          $0.08            $0.35          $0.19
                                              ========        =======         ========       ========

Weighted average number of common
 shares and common share equivalents
 outstanding............................        69,514         39,577           64,864         39,267
                                              ========        =======         ========       ========

                 See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                NINE MONTHS ENDED
                                          -----------------------------
                                          SEPT. 30, 1996   OCT.1, 1995
                                          ---------------  ------------

Cash flows provided by (used in)
 operating activities:
   Net income.............................      21,803         8,986
                                             ---------      --------
   Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities:
         Depreciation and amortization....       7,274         1,390
         Provision for doubtful accounts           777           356
         Deferred income taxes............       4,705          (728)
         Compensation for stock options
          granted.........................         283            72
         Changes in certain assets and
          liabilities:
           Accounts receivable............     (40,153)       (8,733)
           Prepaid expenses...............       2,759           (68)
           Other assets...................      (1,601)         (415)
           Accounts payable and accrued
            expenses......................          11         2,065
           Accrued payroll and related
            taxes.........................       8,900         5,011
           Accrued workers'
            compensation claims...........         753         1,213
                                             ---------      --------
              Net cash provided by
               operating activities.......       5,511         9,149
                                             =========      ========
Cash flows provided by (used in)
 investing activities:
   Purchases of investments...............     (10,438)       (2,028)
   Sales and maturities of investments....           -         8,842
   Purchase of furniture, equipment and
    leasehold improvements................      (6,380)       (2,016)
   Purchase of businesses, including
    additional earn-outs on
    acquisitions net of cash
    acquired..............................    (169,559)      (25,588)
                                             ---------      --------
              Net cash used in
               investing activities.......    (186,377)      (20,790)
                                             =========      ========
Cash flows provided by (used in)
 financing activities:
   Proceeds from issuance of common
    stock.................................     304,704             -
   Proceeds from stock options exercised..       2,828           388
   Proceeds from issuance of
    convertible subordinated debentures...           -         2,000
   Borrowings on notes payable............      96,822        11,717

   Repayments on notes payable............    (125,605)       (2,515)
   Distributions to former shareholders
    of acquired S-corporations............      (1,921)       (1,075)
                                             ---------      --------
              Net cash provided by
               financing activities.......     276,828        10,515
                                             ---------      --------

Net increase (decrease) in cash and             95,962        (1,126)
 cash equivalents.........................   ---------      --------

Cash and cash equivalents, beginning of         34,427         9,438
 period...................................   ---------      --------

Cash and cash equivalents, end of period..   $ 130,389      $  8,312
                                             =========      ========

                 See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION.

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

     All share and per share data have been restated to reflect the Company's stock splits in the form of a 100% stock dividend and a 200% stock dividend which were effective November 27, 1995 and March 27, 1996, respectively.
     In addition, the Company completed the acquisitions of The McKinley Group, Inc. and an affiliated company ("McKinley") on June 19, 1996 and PTA International ("Perma Temps") on January 2, 1996, each of which was accounted for as a pooling of interests. Both McKinley and Perma Temps were treated as S-corporations for federal income tax purposes prior to their acquisition and accordingly were not subject to income tax at the corporate level. Therefore, all prior period financial statements presented have been restated as if the acquisitions had taken place at the beginning of such periods and each was treated as a C-corporation for federal income tax purposes.

2.   AGREEMENT AND PLAN OF MERGER.

     On August 26, 1996, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Sunrise Merger Corporation, a wholly owned subsidiary of the Company and Career Horizons, Inc. ("Career") pursuant to which the Company will acquire Career through the merger of Career and Sunrise Merger Corporation. The companies have received notice from the Federal Trade Commission of early termination of the waiting period under the Hart-Scott-Rodino Act. The Joint Proxy Statement/Prospectus relating to the Agreement was declared effective by the Securities and Exchange Commission on October 7, 1996, and proxy materials were mailed to shareholders of both companies on October 8, 1996, in advance of the companies' special meetings of stockholders which will each be held on November 14, 1996. The transaction is currently expected to close the same day.

     The unaudited pro forma condensed combined balance sheet and statement of operations as of and for the nine months ended September 30, 1996, appear below.

     The unaudited pro forma condensed combined statements of operations for the nine months ended September 30, 1996 give effect to (i) the acquisition of Career applying the pooling of interests method of accounting and (ii) all other acquisitions completed by AccuStaff and Career between January 1, 1996, and September 16, 1996, as if each had been completed on January 1, 1996. The unaudited pro forma condensed balance sheet as of September 20, 1996, presents the combined financial position of AccuStaff and Career as if the Merger were consummated as of September 30, 1996. The unaudited pro forma condensed balance sheet reflects (i) the Merger with Career applying the pooling of interests method of accounting, (ii) certain adjustments that are directly attributable to the Merger, including estimated non-recurring acquisition costs of $15.0 million and estimated non-recurring restructuring costs of $10.0 million,and (iii) all other acquisitions completed by AccuStaff and Career through September 16, 1996. In accordance with Securities and Exchange Commission Rules, the estimated non-recurring acquisition costs of $15.0 million and estimated non-recurring corporate restructuring costs related to the Merger of $10.0 million have not been included in the pro forma condensed statement of operations included herein.

                 PRO FORMA CONSOLIDATED COMBINED BALANCE SHEET
                           AS OF SEPTEMBER 30, 1996
                                  (Unaudited)
                                (In thousands)


                  ASSETS                             ACCUSTAFF          CAREER         ADJUSTMENTS     PRO FORMA
                  ------                           -------------     -------------     -----------     ---------
Current assets:
  Cash and cash equivalents.......................... $130,389         $ 29,964          $      -       $160,353
  Accounts receivable, net...........................  120,341          109,412                 -        229,753
  Due from associated offices, net...................        -           36,592                 -         36,592
  Prepaid expenses...................................    7,323            4,213                 -         11,536
  Other receivables, net.............................        -            2,687                 -          2,687
  Deferred income taxes..............................       83            4,539                 -          4,622
                                                      --------         --------          --------       --------
     Total current assets............................  258,136          187,407                 -        445,543

Furniture, equipment and leasehold
 improvements, net...................................   13,353            9,685                           23,038
Goodwill, net........................................  233,658          166,500                 -        400,158
Deferred income taxes................................        -            1,460            (1,460)(c)          -
Other assets.........................................   13,727            3,582                 -         17,309
                                                      --------         --------          --------       --------
     Total assets.................................... $518,874         $368,634          $ (1,460)      $886,048
                                                      ========         ========          ========       ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Notes payable, current portion..................... $  8,914         $  3,714          $      -       $ 12,628
  Accounts payable and accrued expenses..............   17,283           35,079            25,000 (a)     77,362
  Accrued payroll and related taxes..................   22,695           44,519                 -         67,214
  Convertible subordinated debentures................    1,000                -                 -          1,000
                                                      --------         --------          --------       --------
     Total current liabilities.......................   49,892           83,312            25,000        158,204

7% Convertible senior notes..........................        -           86,250                 -         86,250
Notes payable, long term portion.....................   11,199            2,000                           13,199
Deferred income taxes................................    3,742                -            (1,460)(c)      2,282
Other................................................        -               27                 -             27
                                                      --------         --------          --------       --------
     Total liabilities...............................   64,833          171,589            23,540        259,962
                                                      --------         --------          --------       --------

Commitments

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000 shares
    authorized, no shares issued and outstanding.....        -                -                 -
   Common stock, $.01 par value; 150,000 shares
    authorized; 93,076 shares
    issued and outstanding on September 30, 1996.....      660              177                93 (b)        930
  Additional contributed capital.....................  418,838          169,824              (148)(b)    588,514
  Retained earnings..................................   39,227           27,099           (25,000)(a)     41,326
                                                      --------         --------          --------       --------
                                                       458,725          197,100           (25,055)       630,770
     Less: Deferred stock compensation...............   (4,684)               -                 -         (4,684)
           Treasury stock............................        -              (55)               55 (b)          -

     Total stockholders' equity......................  454,041          197,045           (25,000)       626,086
                                                      --------         --------          --------       --------
     Total liabilities and stockholders' equity...... $518,874         $368,634          $ (1,460)      $886,048
                                                      ========         ========          ========       ========

             PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                 for the nine months ended September 30, 1996
                                  (Unaudited)
                                (In thousands)

                                                                               Historical
                                                 --------------------------------------------------------------------
                                                                 AccuStaff                     Career       Pro Forma    Pro Forma
                                                  AccuStaff    Acquisitions       Career    Acquisitions   Adjustments    Combined
                                                 -----------------------------------------------------------------------------------
Revenue                                            $553,271        $85,430       $444,342      $84,414             -     $1,167,457
Cost of revenue                                     434,397         63,589        337,796       62,698             -        898,480
                                                   --------        -------        -------       ------       -------     ----------
     Gross profit                                   118,874         21,841        106,546       21,716             -        268,977
                                                   --------        -------        -------       ------       -------     ----------
Operating expenses:
     General and administrative                      71,347         21,330         78,319       17,741       (11,079)(d)    177,658
     Depreciation and amortization                    7,274            175          4,808          472         2,943 (e)     15,672
                                                   --------        -------        -------       ------       -------     ----------
            Total operating expenses                 78,621         21,505         83,127       18,213        (8,136)       193,330
                                                   --------        -------        -------       ------       -------     ----------
Income from operations                               40,253            336         23,419        3,503         8,136         75,647
                                                   --------        -------        -------       ------       -------     ----------
Other Income (expense)
      Other                                               -             71              -            -             -             71
      Interest income                                 2,782             65              -            -             -          2,847
      Interest expense                               (2,280)          (331)        (2,656)        (425)       (3,310)(f)     (9,002)
      Acquisition expense                            (2,800)             -              -            -             -         (2,800)
                                                   --------        -------        -------       ------       -------     ----------
            Total other income (expense)             (2,298)          (195)        (2,656)        (425)       (3,310)        (8,884)
                                                   --------        -------        -------       ------       -------     ----------
Income  before provision for income taxes            37,955            141         20,763        3,078         4,826         66,763
Provision for income taxes(h)                        15,589             56          7,993        1,185         1,930 (g)     26,753
                                                   --------        -------        -------       ------       -------     ----------
            Net income                             $ 22,366        $    85       $ 12,770      $ 1,893       $ 2,896     $   40,010
                                                   ========        =======       ========      =======       =======     ==========
Earnings per share of common and common
  stock equivalents                                $   .035                                                              $     0.40
                                                   ========                                                              ==========
Weighted average number of shares outstanding        64,864                                                                  99,519
                                                   ========                                                              ==========

    Pro Forma Adjustments
    ---------------------

    (a) This adjustment reflects the accrual of non-recurring acquisition and corporate restructuring costs related to the Merger and the related reduction of retained earnings.

    (b) This adjustment reflects the reclassification of stockholders' equity required under the pooling of interests method of accounting.

    (c) This adjustment reflects the reclassification of the non-current deferred tax asset of AccuStaff.

    (d) This adjustment primarily reflects the contractual reduction in officer compensation relating to the AccuStaff and Career Acquisitions as the result of negotiated employment agreements, which provides for substantially the same management duties or responsibilities, offset by increases in officers incentive compensation per employment agreements of AccuStaff Incorporated.

    (e) This adjustment reflects the increase in amortization expense related to the goodwill recorded under the purchase method of accounting for the AccuStaff and Career Acquisitions for the nine months ended September 30, 1996.

    (f) This adjustment reflects the increase in interest expense for cash required to be borrowed at an interest rate of 6.5% and for the additional bank debt and notes payable at interest rates ranging from 6.5% to 8% related to the purchase of the AccuStaff Acquisitions.

    (g) This adjustment reflects the increase to income tax expense based on the pro forma adjustments to income before provision for income taxes based on the Company's effective tax rate of approximately 40%.

    (h) The provision for income taxes includes the provision which was recorded on a pro forma basis for all companies acquired at the Company's effective tax rate of 40%.


    Calculation of Earnings Per Share
    ---------------------------------

    Historical earnings per share of AccuStaff is presented after giving effect to AccuStaff's November 1995 2-for-1 stock split and February 1996 3-for-1 stock split. The pro forma earnings per share is calculated on the basis of the weighted average number of shares and common share equivalents of AccuStaff, after giving effect to the splits, and the issuance of shares to consummate the Merger, calculated by multiplying the weighted average shares outstanding for Career by an assumed 1.53 conversion ratio.

3.   INVESTMENTS.

     Investment in Payroll Transfers, Inc. On August 8, 1996, the Company established a strategic operating relationship with Payroll Transfers, Inc., ("PTI") a Tampa, Florida based professional employer organization.
     As part of this strategic relationship, the Company has agreed for a period of eight years not to enter into any contract or understanding involving the use of leased employees without first offering such business opportunity to PTI. Likewise, PTI has agreed for a period of eight years not to enter into any contract or understanding involving the use of services of temporary employees without first offering such business opportunity to the Company. In connection with entering into the relationship, the Company invested in PTI in the form of an 8% Convertible Subordinated Note (the "Note") from PTI which is convertible into PTI common stock representing approximately 9.9% of PTI's outstanding common stock. The Company also acquired an Option (the "Option") to purchase an additional amount of PTI common stock equal to approximately 10% of the outstanding shares of PTI after conversion of the Note and issuance of the stock under the Option.


4.   ACQUISITIONS.

     The Company completed seven acquisitions in the three months ended September 30, 1996. In July 1996, the Company acquired the operating assets and business operations of Alta Technical Services, Inc., In-House Counsel, Inc. and TRAK Services, Inc. and affiliated companies. In August 1996, the Company acquired the stock of Perspective Technology Corporation, Datacorp Business Systems, Inc. and Staffware, Inc. In addition, in September 1996, the Company acquired the operating assets and business operations of North American Consulting Services, Inc.

     The acquisition of Staffware has been accounted for under the pooling of interests method of accounting while the other acquisitions completed during the three months ended September 30, 1996 have been accounted for under the purchase method of accounting. The aggregate purchase price of the acquisitions accounted for under the purchase method of accounting was $41.1 million, which was comprised of $34.0 million in cash, aggregate notes payable to certain former shareholders acquired companies f $5.1 million, and common stock with a fair market value of $2.0 million. In addition, certain former shareholders of the acquired companies are eligible to receive contingent consideration upon attainment of certain earnings targets. For acquisitions accounted for under the purchase method of accounting, the excess of the purchase price (including any contingent consideration paid) over the fair value of the tangible assets (goodwill) is being amortized on a straight line basis over periods ranging from 15 to 30 years.

     The pro forma results of operations for the nine months ended September 30, 1996 and October 1, 1995 listed below reflect purchase accounting adjustments and pro forma adjustments, including reduction of officers' compensation as the result of negotiated employment agreements and calculation of a tax provision for subsidiaries which were formally treated as S-corporations for federal income tax purposes, assuming the acquisitions which occurred during the three months ended September 30, 1996 had occurred at the beginning of the nine month periods ended September 30, 1996 and October 1, 1995. These pro forma amounts are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented. In addition, they are not intended to be projections of future results and do not reflect any synergies that might be achieved from combined operations.

                                                    NINE MONTHS ENDED
                                          -------------------------------------
                                             SEPT. 30, 1996      OCT. 1, 1995
                                          -------------------------------------
                                          (in thousands, except per share data)
Revenue.................................        $638,700           $555,986
Gross profit............................         140,714            115,534
Income from operations..................          47,398             29,736
Income before provision for income taxes          41,594             16,581
Net income..............................          24,543             10,088
Earnings per share......................        $   0.38           $   0.25

5.   CHANGE IN FISCAL YEAR.

     Commencing with the third quarter of 1996, the Company changed its fiscal year from the period ending on the Sunday closest to December 31 of each year to a calendar year.

6.   SUBSEQUENT EVENTS.

Acquisitions Subsequent to September 30, 1996

     In October 1996, the Company acquired the assets and business operations of Contracted Services Group, Inc. d/b/a/ The Blackstone Group and the stock of Scientific Staffing, Inc. and affiliated companies. The acquisitions have been accounted for under the purchase method of accounting. The aggregate purchase price of the acquisitions subsequent to September 30, 1996 was $36.4 million, which was comprised of cash in the amount of $32.4 million and notes payable to certain former shareholders aggregating $4.0 million. In addition, certain shareholders are eligible to receive contingent consideration upon attainment of certain earnings targets. For acquisitions accounted for under the purchase method of accounting, the excess of the purchase price (including any contingent consideration paid) over the fair value of the tangible assets (goodwill) is being amortized on a straight line basis over 30 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 1, 1995.

Revenues. Revenues increased $134.7 million, or 160.2%, to $218.8 million in the three months ended September 30, 1996 from $84.1 million in the three months ended October 1, 1995. The increase was attributable by division to:
Professional Services, $93.5 million, or an increase of 649.4%; Commercial, $38.0 million, or an increase of 87.8%; and Telecommunications, $3.2 million, or an increase of 12.0%. Of the increase in the Professional Services division, $85.9 million was attributable to acquisitions in the information technology and technical service lines while the remaining $7.6 million was attributable to acquisitions in the legal and accounting service lines and internal growth. Of the increase in the Commercial division, $29.3 million was attributable to three significant acquisitions: Excel Temporary Services, Inc. ("Excel"), $11.4 million; HR Management Services, Inc. ("HR Management"), $5.8 million; and
TempsAmerica, $12.1   million.  The remaining $8.7 million was attributable to
internal growth and less significant acquisitions. The increase in the Telecommunications division was due to internal growth.

Gross Profit. Gross profit increased $32.3 million, or 195.4%, to $48.9 million in the three months ended September 30, 1996 from $16.6 million in the three months ended October 1, 1995. The overall gross profit as a percentage of sales increased from 19.7% to 22.4%, due to the increase in the mix of revenue contributed by the Professional Services division which produces a higher gross profit. Gross profit as a percentage of sales remained constant in the Commercial division at 21.7%, while decreasing by 480 basis points to 26.3% in the Professional Services division, due primarily to the acquisition of certain technical service companies which generate lower margins compared to the types of services which were provided by the Company's Professional Services division in the three months ended October 31, 1995. Gross profit as a percentage of sales in the Telecommunications division decreased by 40 basis points to 9.8%.

Operating Expenses. Operating expenses increased $19.7 million, or 176.4%, to $30.9 million in the three months ended September 30, 1996 from $11.2 million in the three months ended October 1, 1995. Operating expenses as a percentage of revenues increased to 14.1% in the three months ended September 30, 1996 from 13.3% in the three months ended October 1, 1995. The increase is attributable to the increase in depreciation and amortization expense and an increase in the mix of professional services being provided by the Company in comparison to Commercial division and Telecommunications division services. Higher operating expenses are required to operate the Professional Services division compared to the Commercial and Telecommunications divisions

Income from Operations.   Income from operations increased $12.6 million, or
234.9%, to $18.0 million in the three months ended September 30, 1996, from $5.4 million in the three months ended October 1, 1995. Income from operations as a percentage of revenues increased to 8.2% in the three months ended September 30, 1996, from 6.4% in the three months ended October 1, 1995.

Interest Income. Interest income was $1.4 million for the three months ended September 30, 1996 compared to $67,000 for the three months ended October 1, 1995, due to the interest income obtained from the proceeds of the Company's public common stock offering in April 1996.

Interest Expense. Interest expense was $369,000 in the three months ended September 30,1996 compared to $224,000 in the three months ended October 1, 1995.

Income Taxes. The Company's effective tax rate was 39.0% in the three months ended September 30, 1996 compared to 38.7% in the three months ended October 1, 1995.

Pro Forma Net Income. As a result of the foregoing, pro forma net income increased $8.4 million, or 262.3%, to $11.6 million in the three months ended September 30, 1996, from $3.2 million in the three months ended October 1, 1995. Pro forma net income as a percentage of revenues, increased to 5.3% in the three months ended September 30, 1996, from 3.8% in the three months ended October 1, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED OCTOBER 1, 1995.

Revenues. Revenues increased $331.7 million, or 149.7%, to $553.3 million in the nine months ended September 30, 1996 from $221.6 million in the nine months ended October 1, 1995. The increase was attributable by division to:
Professional Services, $229.8 million, or an increase of 664.2%; Commercial, $93.4 million, or an increase of 82.8%; and Telecommunications, $8.5 million, or an increase of 11.4%. Of the increase in the Professional Services division, $205.7 million was attributable to acquisitions in the information technology and technical service lines, while the remaining $24.1 million was attributable to acquisitions in the legal and accounting service lines and internal growth. Of the increase in the Commercial division, $71.2 million was from four significant acquisitions, Excel, $28.1 million; Matthews Professional Employment Specialists, Inc., $9.9 million; HR Management, $15.5 million; and TempsAmerica, $17.7 million. The remaining $22.2 million was attributable to internal growth and less significant acquisitions. The increase in the Telecommunications division was due to internal growth.

Gross Profit. Gross profit increased $78.6 million, or 194.8%, to $118.9 million in the nine months ended September 30, 1996 from $40.3 million in the nine months ended October 1, 1995. The overall gross profit as a percentage of sales increased from 18.2% to 21.5%, due to the increase in the revenue from the Professional Services division which produces a higher gross profit. Gross profit as a percentage of sales increased by 140 basis points to 21.4% in the Commercial division, due to an overall increase in the division's gross profit including existing and acquired companies, while decreasing by 510 basis points to 25.2% in the Professional Services division, due primarily to the acquisitions of certain technical service companies which generate lower margins compared to the types of services which were provided by the Company's Professional Services division in the nine months ended October 31, 1995. Gross profit as a percentage of sales in the Telecommunications division decreased by 10 basis points to 9.8%.

Operating Expenses. Operating expenses increased $50.6 million, or 181.1%, to $78.6 million in the nine months ended September 30, 1996 from $28.0 million in the nine months ended October 1, 1995. Operating expenses as a percentage of revenues increased to 14.7% in the nine months ended September 30, 1996 from 12.6% in the nine months ended October 1, 1995. The increase is attributable to the increase in depreciation and amortization expense and an increase in the mix of professional services being provided by the Company in comparison to Commercial division and Telecommunication division services. Higher operating expenses are required to operate the Professional Services division compared to the Commercial and Telecommunications divisions

Income from Operations.   Income from operations increased $27.9 million, or
225.7%, to $40.3 million in the nine months ended September 30, 1996, from $12.4 million in the nine months ended October 1, 1995. Income from operations as a percentage of revenues increased to 6.8% in the nine months ended September 30, 1996, from 5.6% in the nine months ended October 1, 1995.

Interest Income. Interest income was $2.8 million for the nine months ended September 30, 1996 compared to $364,000 for the nine months ended October 1, 1995, due to the interest income obtained from the proceeds of the Company's April 1996 public offering of common stock.

Interest Expense. Interest expense was $2.3 million for the nine months ended September 30, 1996 compared to $405,000 for the nine months ended October 1, 1995. The increase is attributable to the utilization of the Company's credit facility to fund acquisitions completed in 1996 prior to the Company's April 1996 public common stock offering of 1996.

Income Taxes. The Company's effective tax rate was 41.1% in the nine months ended September 30, 1996 compared to 38.7% in the nine months ended October 1, 1995. The increase was due primarily to non-tax deductible acquisition expenses of $2.8 million related to the McKinley acquisition, which were recognized in the second quarter of 1996.

Pro Forma Net Income. As a result of the foregoing, pro forma net income increased $14.8 million, or 196.1%, to $22.4 million in the nine months ended September 30, 1996, from $7.6 million in the nine months ended October 1, 1995. Pro forma net income as a percentage of revenues, increased to 4.0% in the nine months ended September 30, 1996 from 3.4% in the nine months ended October 1, 1995.

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

During the nine months ended September 30, 1996, the Company experienced a large increase in accounts receivable which was the primary cause for the decrease in the Company's net cash provided by operating activities. The increase in accounts receivable was primarily due to several acquisitions in which the Company purchased the business operations and certain assets of the acquired companies, excluding accounts receivable. Therefore, the Company must finance the acquired companies' initial accounts receivable balances causing a large increase in accounts receivable. The Company may continue to experience these temporary fluctuations if any similarly structured acquisitions are completed in the future. The Company will use either its credit facility or other cash on hand to fund these temporary operational cash flow needs.

During April 1996, the Company completed an offering of 11.79 million shares of common stock from which the Company received net proceeds of approximately $304.7 million. The net proceeds have been used, in part, to repay $92.8 million in outstanding indebtedness under the Company's revolving credit facility, while an additional $81.5 was used to fund acquisitions and for other general corporate purposes through September 30, 1996. As of September 30, 1996, the Company had $130.4 million in cash and cash equivalents which are available for other general corporate purposes, including possible acquisitions.

The Company is obligated under various acquisition agreements to make earn-out payments to former stockholders of acquired companies over the next five years. The Company cannot currently estimate the total amount of these payments; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund the earn-out payments.

The Company anticipates that improvements to its management information and operating systems will require capital expenditures during the next twelve months of approximately $3.4 million. The Company anticipates recurring capital expenditures in future years to be approximately $1.5 million per year.

The Company believes that funds provided by operations, available borrowings under the credit facility and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital expenditures and acquisitions for at least the next 12 months.

INDEBTEDNESS OF THE COMPANY

On May 2, 1996, the Company's revolving credit facility was amended and restated to increase the available line from $100 million to $150 million in connection with the syndication of the facility. The facility was syndicated to a group of 13 banks, with NationsBank, N.A. as agent. The facility has a term of five years expiring February 1, 2001. Outstanding amounts under the facility bear interest at floating rates. The facility contains certain affirmative and negative covenants relating to the Company's operations, including a provision requiring approval by the lenders holding not less than two-thirds of the credit exposure under the facility for any business acquisitions if the cost of the acquisition exceeds the lesser of $20 million or 10% of the Company's consolidated stockholders' equity. As of September 30, 1996, the Company had no outstanding borrowings under the facility.

The Company has certain notes payable to shareholders of acquired companies. The notes payable bear interest at rates ranging from 5% to 8% and have repayment terms from June 1996 to March 1999. As of September 30, 1996, the Company owed approximately $19.5 million in such acquisition indebtedness.

The company has outstanding $1.0 million of 6% Convertible Subordinated Debentures outstanding which are convertible into Common Stock at $1.38 per share. The debentures mature in January 1997 and are not redeemable.

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


                           PART II OTHER INFORMATION


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS.

          2.1 Agreement and Plan of Merger by and among AccuStaff Incorporated, Sunrise Merger Corporation and Career Horizons, Inc. dated August 25, 1996, incorporated by reference to the Company's Form 8-K dated August 25, 1996.

         10.1 Purchase Agreement between Payroll Transfers, Inc. and AccuStaff Incorporated dated August 8, 1996.

         10.2 Option Agreement between AccuStaff Incorporated and Payroll Transfers, Inc. dated August 8, 1996.

         10.3 8% Subordinated Convertible Note due August 8, 1996, made by Payroll Transfers, Inc. in favor of AccuStaff Incorporated.

         10.4 Strategic Relationship Agreement between AccuStaff Incorporated and Payroll Transfers, Inc. dated August 8, 1996.

         10.5 Registration Rights Agreement between AccuStaff Incorporated and Payroll Transfers, Inc. dated August 8, 1996.

         11    Calculation of Per Share Earnings.

         27    Financial Data Schedule.

     (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1996:

         Form 8-K dated June 19, 1996 relating to the acquisition of The McKinley Group, Inc. and MGI Services, Inc.

         Form 8-K/A dated June 19, 1996 relating to the acquisition of The McKinley Group, Inc. containing the following financial statements for The McKinley Group, Inc.

              Report of Independent Accountants
              Combined Balance Sheet as of September 30, 1995 and 1994 Combined Statements of Operations for the Years Ended
                  September 30, 1995 and 1994
              Combined Statement of Changes in Stockholders' Equity for the Years Ended September 30, 1995 and 1994
              Notes to Financial Statements

              Combined Balance Sheet as of June 30, 1996 (unaudited) Combined Statements of Operations for the Six Months Ended
                  June 30, 1995 and 1996 (unaudited)
              Combined Statements of Cash Flows for the Six Months Ended
                  June30, 1995 and 1996 (unaudited)
              Notes to Interim Financial Statements

              Pro Forma Financial Information
              Introduction to Pro Forma Unaudited Combined Financial
                  Information
              Pro Forma Combined Statement of Operations for the Year Ended
                  December 31, 1995 (unaudited)
              Pro Forma Combined Statement of Operations for the Six Months
                  Ended June 30, 1996 (unaudited)
              Notes to Unaudited Pro Forma Combined Statement of Operations

         Form 8-K dated August 26, 1996 relating to the Agreement and Plan of Merger by and among AccuStaff Incorporated, Sunrise Merger Corporation and Career Horizons, Inc.

         Form 8-K dated September 16, 1996, relating to certain financial statements of AccuStaff Incorporated as restated to give effect to the acquisition of The McKinley Group, Inc. This current Report contained the following AccuStaff Incorporated financial statements:

              Consolidated Balance Sheets as of December 31, 1995 and
                  January 1, 1995
              Consolidated Statements of Income for the Years Ended
                  December 31, 1995, January 1, 1995 and January 2, 1994
              Consolidated Statements of Stockholders' Equity for the Years
                  Ended December 31, 1995, January 1, 1995 and January 2, 1994

              Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1995, January 1, 1995 and January 2, 1994
              Notes to Consolidated Financial Statements

         Form 8-K dated September 16, 1996, relating to the financial statements of certain companies previously acquired by AccuStaff. The financial statements filed for each of the acquired companies are listed below:

              HNS Software, Inc.
                Report of Independent Accountants
                Balance Sheet as of December 31, 1995
                Statement of Income for the Year Ended December 31, 1995 Statement of Changes in Stockholders' Equity for the Year Ended
                    December 31, 1995
                Statement of Cash Flows for the Year Ended December 31 ,1995 Notes to Financial Statements

              Openware Technologies, Inc.
                Report of Independent Accountants
                Balance Sheet as of December 31, 1995
                Statement of Operations for the Year Ended December 31, 1995 Statement of Changes in Stockholders' Equity for the Year Ended
                    December 31, 1995
                Statement of Cash Flows for the Year Ended December 31, 1995 Notes to Financial Statements

              Staffware, Inc.
                Report of Independent Accountants
                Balance Sheet as of December 31, 1995
                Statement of Income for the Year Ended December 31, 1995 Statement of Changes in Stockholders' Equity for the Year Ended
                    December 31, 1995
                Statement of Cash Flows for the Year Ended December 31 ,1995 Notes to Financial Statements

              Datacorp Business Systems, Inc.
                Report of Independent Accountants
                Balance Sheet as of December 31, 1995
                Statement of Income for the Year Ended December 31, 1995 Statement of Changes in Stockholders' Equity for the Year Ended
                    December 31, 1995
                Statement of Cash Flows for the Year Ended December 31 ,1995 Notes to Financial Statements

              Career Enhancement International, Inc.
                Independent Auditor's Report

                Balance Sheet as of December 31, 1995
                Statement of Income for the Year Ended December 31, 1995 Statement of Changes in Stockholder's Equity for the Year Ended
                    December 31, 1995
                Statement of Cash Flows for the Year Ended December 31 ,1995 Notes to Financial Statements

              Perspective Technology Corporation
                Independent Auditors' Report
                Balance Sheet as of December 31, 1995
                Statement of Income for the Year Ended December 31, 1995 Statement of Changes in Stockholders' Equity for the Year Ended
                    December 31, 1995
                Statement of Cash Flows for the Year Ended December 31 ,1995 Notes to Financial Statements

              Unaudited Interim Financial Information of Insignificant Subsidiaries
                Balance Sheet as of June 30, 1996 (Unaudited)
                Statement of Income for the Six Months Ended June 30, 1996
                    (unaudited)
                Statement of Cash Flows for the Six Months Ended June 30, 1996
                    (unaudited)

              Unaudited Pro Forma Information
                Introduction to Unaudited Pro Forma Financial Information
                Pro Forma Combined Balance Sheets as of June 30, 1996
                    (unaudited)
                Notes to Pro Forma Combined Balance Sheet (unaudited)
                Pro Forma Combined Statement of Income for the Six Months Ended
                    June 30, 1996 (unaudited)
                Pro Forma Combined Statement of Income for the Year Ended June
                    30, 1996 (unaudited)
                Notes to Unaudited Pro Forma Combined Statements of Income
                    (unaudited)

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ACCUSTAFF INCORPORATED



November 12, 1996                        /S/ Derek E. Dewan
                                         ---------------------------------------
                                         DEREK E. DEWAN
                                         Chairman, President and Chief Executive
                                         Officer



November 12, 1996                        /S/ Michael D. Abney
                                         ---------------------------------------
                                         MICHAEL D. ABNEY
                                         Senior Vice President and Chief
                                         Financial Officer