Form 10-K
period 1996-12-31
ACCUSTAFF INC
filed 1997-03-31
CIK 924646

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the fiscal year ended December 31, 1996

                        COMMISSION FILE NUMBER: 0-24484

                            ACCUSTAFF INCORPORATED
            (Exact name of registrant as specified in its charter)

                              Florida                                           59-3116655
   --------------------------------------------------------------  ------------------------------------
   (State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)
               6440 Atlantic Blvd., Jacksonville, FL                              32211
               -------------------------------------                             -------
              (Address of principal executive offices)                          (Zip Code)

      (Registrant's telephone number including area code): (904) 725-5574

  Securities registered pursuant to Section 12(b) of the Act:

   Common Stock, Par Value $0.01
             Per Share                      New York Stock Exchange
       (Title of each class)      (Name of each exchange on which registered)

  Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

  The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the Registrant), based upon the closing sale price of common stock on March 24, 1997, as reported by the New York Stock Exchange, was approximately $1,583,531,060.

  As of March 24, 1997, the number of shares outstanding of the Registrant's common stock was 98,080,264.

  DOCUMENTS INCORPORATED BY REFERENCE. List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of stockholders are incorporated by reference in Part III.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                               INDEX OF FORM 10-K

                                                                            PAGE
                                                                            ----
PART I
Item 1. Business..........................................................    1
Item 2. Properties........................................................   13
Item 3. Legal Proceedings.................................................   13
Item 4. Submission of Matters to a Vote of Security Holders...............   14
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters..................................................................   14
Item 6. Selected Financial Data...........................................   15
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   16
Item 8. Financial Statements and Supplementary Data.......................   22
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................   44
PART III
Item 10. Directors and Executive Officers of the Registrant...............   44
Item 11. Executive Compensation...........................................   44
Item 12. Security Ownership of Certain Beneficial Owners and Management...   44
Item 13. Certain Relationships and Related Transactions...................   44
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   44
Signatures................................................................   49

                                    PART I

ITEM 1. BUSINESS

GENERAL

  AccuStaff Incorporated (including, unless the context otherwise requires, all subsidiaries) ("AccuStaff", or the "Company") is a national provider of strategic staffing, consulting and outsourcing services to businesses, professional and service organizations and governmental agencies through a branch office network that includes Company-owned, franchised and associated offices. The Company operates 464 Company-owned, 84 franchised and 352 associated branch offices in 45 states and the District of Columbia. The Company's business is organized into six divisions: the Information Technology division, the Professional Services division, the Commercial division, the Teleservices division (previously the Telecommunications division), the Health Care division and the Private Label division, which generated 27.6%, 12.4%, 43.5%, 7.8%, 7.7% and 1.0% of the Company's fiscal 1996 revenue, respectively. The Company's Information Technology, Professional Services, Commercial, Health Care and Private Label divisions provide a wide range of services to a diversified mix of clients, while its Teleservices division furnishes trained telemarketing personnel to ATI, a subsidiary of AT&T.

  The Company strengthened its position as a leader in the staffing, consulting and outsourcing industry with the acquisition of Career Horizons, Inc. ("Career") in November 1996. This acquisition broadened the Company's service offerings through the addition of Career's Health Care and Private Label divisions and expanded significantly the Company's Information Technology and Commercial divisions.

STAFFING INDUSTRY

  The temporary staffing industry has grown rapidly in recent years as companies have utilized temporary employees to control personnel costs and to meet specialized or fluctuating personnel needs. According to Staffing Industry Report, the U.S. market for temporary staffing services grew at a compound annual growth rate of approximately 16% from approximately $28.9 billion in revenue in 1993 to approximately $45.1 billion in revenue in 1996. Two of the fastest growing sectors of the staffing services industry, are information technology services and professional services. According to Staffing Industry Report, revenue from the information technology sector in 1996 are estimated to have been $11.4 billion, representing a 26% compounded annual growth rate since 1993, while revenue in the professional/specialty sector in 1996 are estimated to have been $4.8 billion, representing a 26% compounded annual growth rate since 1993. The Company believes the temporary staffing industry is highly fragmented, but is experiencing increasing consolidation largely in response to opportunities to provide comprehensive supplemental staffing solutions to regional and national accounts.

  Historically, the demand for temporary staffing services has been driven primarily by a need to temporarily replace full-time employees due to illness, vacation or abrupt termination. More recently, competitive pressures have forced businesses to focus on reducing costs, including converting fixed, permanent labor costs to variable or flexible costs. The use of temporary staffing typically shifts employment costs and risks, such as workers' compensation and unemployment insurance and possible adverse effects of changing employment regulations, to temporary staffing companies, which can spread the costs and risks over a larger pool of employees and clients. In addition, this use of temporary employees avoids the inconvenience, expense and other adverse effects of hiring and firing additional full-time employees.

  Organizations have also begun using flexible staffing to reduce administrative overhead by outsourcing operations that are not part of their core business functions. In its most basic form, outsourcing involves staffing and managing a specific facility or function, such as a mail room. In a partnering relationship, the temporary staffing company, in addition to providing on-site management of its temporary employees, often provides other value-added services such as assuming the primary role in training the temporary employees to perform specific tasks required by the client, and may be compensated, in part, based on the increase in productivity of the staffed function or facility.

THE COMPANY'S STAFFING SERVICES

  Information Technology Division. The information technology division, which accounted for 27.6% of the Company's fiscal 1996 revenue, provides a full range of information technology staffing services through both the Solutions Group, which provides mainframe to client server transition specialists, client-server program analysts and internet and intranet applications developers; and the Supplemental Staffing Group, which provides systems administrators, PC specialists, program analysts systems analysts, database analysts, LAN/WAN specialists, software specialists, documentation specialists, project managers, computer trainees, software engineers and electronic data processing (EDP) auditors through 80 dedicated branch offices. The Company provides these highly-skilled information technology specialists for short-term, long-term and permanent placement to primarily large corporations and financial institutions. The Company has business partnerships or nationally recognized certifications from companies such as SAP, Microsoft, IBM, Lotus and PowerSoft. The acquisition of Career, combined with the Company's acquisition of additional information technology businesses, significantly contributed to the expansion of the Information Technology division during 1996.

  Professional Services Division. The Professional Services division, which accounted for 12.4% of the Company's fiscal 1996 revenue, provides personnel for legal, technical, accounting, scientific and outplacement functions. The legal unit provides attorneys, paralegals and legal secretaries to corporate legal departments and private law firms. The Company believes it is one of the leading providers of staffing services to the legal services industry. The Company's technical unit provides drafters, designers and engineers in the mechanical and electrical engineering fields as well as personnel to the chemical, plastics and other industries requiring chemists, laboratory technicians and other professionals. The technical unit also provides high level engineering and drafting services, including the outsourcing of specialized design services such as architectural design and drafting, tool designs and computer-aided design (CAD) services. The accounting unit provides professionals in finance, data processing and accounting, including auditors, controllers, CPAs, financial analysts, loan processors and tax accountants. The scientific unit provides trained scientists, laboratory technicians and chemists to Fortune 1000 companies in the pharmaceutical and consumer products industries. The outplacement unit provides outplacement, career development, leadership development and change management services.

  Commercial Division. AccuStaff's Commercial division, which accounted for 43.5% of the Company's fiscal 1996 revenue, provides personnel to clients to serve both traditional temporary clerical and light industrial needs. The Commercial division has two business units: office services and light industrial services. Office services supplies a wide variety of secretarial, clerical, word processing and office automation personnel to perform skilled tasks, as well as reception, copying, filing and other miscellaneous office services. The light industrial unit supplies personnel to perform functions such as unskilled assembly and packaging, light-duty warehouse work, inventory and other light-duty, labor-intensive tasks and provides personnel for the assembly of electronic and other components. This unit also supplies personnel to assist with banquets and catering functions, hospitality and other labor-intensive special engagements such as sporting or political events and meetings and conventions.

  Teleservices Division. The Teleservices division, which accounted for 7.8% of the Company's fiscal 1996 revenue, provides temporary staffing to ATI, a subsidiary of AT&T, which requires trained personnel for customer care services and inbound and outbound telemarketing services. These services involve responding to incoming calls for employee benefits administration, customer service and other needs as well as initiating outgoing telemarketing programs for AT&T related businesses and others. The Company has significantly expanded the teleservices it supplies to ATI since initiating its relationship in 1985. Effective January 1, 1995, the Company, through its subsidiary People Systems, Inc., entered into a five-year agreement with ATI. The Company believes it is the primary provider of staffing services to ATI. This partnering relationship includes incentive pricing based on productivity and the electronic exchange of management information. This agreement prohibits the Company from providing similar services to any direct competitor of ATI.

  Health Care Division. The Health Care division, which accounted for 7.7% of the Company's fiscal 1996 revenue, provides personnel primarily to individuals requiring home health care and, to a lesser extent, to health care facilities. The division provides certified home health and personal care aides, companions, health care technicians, licensed nurses and therapists. The Health Care division was acquired in the Career transaction.

  Private Label Division. The Private Label division, which accounted for 1.0% of the Company's fiscal 1996 revenue, provides financial and back office support service to independently owned temporary personnel firms ("Associated Offices"). These services including billing and payroll services and preparation of payroll tax filings and management reports. In addition, the Private Label division advances the Associated Offices an amount equal to their gross profit after deduction of Career's fees and expenses. The Private Label division was acquired in the Career transaction.

STRATEGY OVERVIEW

  AccuStaff's strategy is to increase its revenue and improve its profitability by offering an extensive range of specialized services through a national network of branch offices while expanding its Professional Services and Information Technology divisions and creating value-added partnering and outsourcing relationships with Commercial division customers. The Company markets and delivers its services with an emphasis on local entrepreneurial spirit and decision making at the branch level combined with strong corporate technological, marketing and managerial support. Where appropriate, the Company clusters branches within markets to provide specialized service delivery, to take advantage of cross-selling opportunities and, in certain circumstances, to reduce overhead costs. The Company seeks to provide innovative and customized solutions to staffing problems and to expand the Company's relationships with Fortune 1000 clients. Management believes that this approach, coupled with its compensation structure which is tied to branch office profitability and cross-referrals among service lines, results in a creative and committed management team, enhanced client service and increased revenue growth.

  The Company has supported its strategy of service diversification and geographic expansion with an aggressive acquisition program and, to a lesser extent, with newly-opened branch offices. A key element of the Company's expansion strategy is to acquire existing businesses with strong management, profitable operating results and recognized local and regional presence. Acquisition criteria also include a desirable market location, significant market share, new or expanded specialties that can be added to the Company's existing lines of business, efficient operating systems and existing management that will fit well within the Company's decentralized, entrepreneurial environment.

OPERATING STRATEGY

  The following are key elements of the Company's operating strategy:

  Extensive Range of Services. AccuStaff offers a broad selection of strategic staffing services, ranging from information technology professionals to virtually all traditional temporary staffing services such as secretarial, clerical, word processing and light industrial. In addition, the Company has significantly expanded its professional services by providing personnel, such as attorneys, paralegals, CAD specialists, engineers, accountants and financial services industry specialists. These professional service lines, which management believes have substantial growth opportunity, tend to generate higher gross margins than more traditional temporary services. The Company also furnishes temporary employees for high volume, specialized services such as teleservices. While teleservices tend to have lower gross margins, the longer-term nature of these relationships coupled with the relatively lower operating expenses associated with these relationships make these high volume operations attractive. The Company also offers permanent placement services in several of its branches and believes that the relatively higher margins and cross-selling opportunities associated with permanent placement make it a profitable complement to its other staffing services.

  Decentralized, Entrepreneurial Branches with Centralized Support. Management of AccuStaff's various client services is decentralized, with branch managers and principals of acquired companies enjoying considerable autonomy in hiring, pricing, business mix and advertising. The Company seeks talented managers who are capable of operating independently and succeeding within the Company's decentralized operating structure. Substantially all full-time branch office personnel are eligible to receive incentive compensation based on office profitability, resulting in a team-oriented approach. AccuStaff also provides incentives to promote cross-referrals among different service lines and different geographic areas. The Company provides its decentralized branch offices with strong support from either its corporate offices, Northeast Operations Center or smaller remote sites including billing, payroll, risk management, receivables aging analysis and collections services, marketing, quality standards enforcement, guidance in hiring and training of personnel, operating procedures, customer service and regulatory guidance. The Company also supports marketing efforts to large and multi-office accounts with a team of individuals responsible for national account marketing and service. The Company's planned expansion of its corporate support systems will allow the Company to achieve administrative economies of scale while capitalizing on the responsiveness to client needs of its decentralized branch office network.

  Customized, Value-Added Services. The Company strives to provide added value by customizing its services to meet its clients' needs. These services include customized management information reporting, on-site management of temporary personnel, specialized training and behavioral testing of temporary employees for selected lines of business. The Company believes that offering these services will help to enhance its long-term partnering relationships with its clients.

  Company of Specialists. AccuStaff's offices and systems are designed to focus on client needs. Lines of authority, customer sales and service responsibilities, staff recruiting and brand identification are grouped by service type to enhance responsiveness to the client's needs. As a result the Company may operate several offices in the same market that provide different personnel services. For example, within a particular market, the Company may have a commercial and a professional services branch, which may share office facilities to reduce overhead, but each of the service lines within that branch will have its own management team and account executives. In addition, the Company may open additional offices to service the specific functional needs of its clients as well as to follow existing clients into new geographic areas. Management believes that the segregation of service lines enhances employee professionalism and communicates functional expertise to clients.

  Innovative Use of Technology. The Company believes that a significant competitive advantage can be obtained through the innovative use of technology. AccuStaff has made substantial investments in and has a continuing program to improve its management information, marketing, accounting and payroll processing systems, evidenced by the continuing development of both the Company's proprietary ACCUDRIVE(TM) system and OASIS system. This systems link front office (customer relations and staffing) and back office (data processing, payroll and other internal support) systems, enabling the Company to provide clients with management reports that measure productivity and efficiency. These systems will continue to be enhanced, integrated and rolled out to a majority of the branch offices for the next 24 to 36 months. Because certain payroll and utilization data and functions of the Company's management information systems can be integrated with the management information systems of its customers, the Company's management information systems enhance AccuStaff's ability to build partnering relationships. The Company continually seeks to achieve additional economies of scale through increased automation.

  Control of Operating Expenses. The Company seeks to improve its profitability by controlling its operating expenses, both in aggregate amount and as a percentage of revenue. To control operating expenses, the Company employs a decentralized organizational structure with a lean corporate staff, focuses on intelligent uses of technology and empowers local managers to make and implement business decisions and solutions. The Company believes that longer-term partnering relationships with key customers will also help the Company reduce operating expenses as a percentage of revenue.

GROWTH STRATEGY

  The following are the key elements of the Company's growth strategy:

  Strategic Acquisitions. Since its formation in 1992, AccuStaff has pursued an aggressive acquisition program, having acquired numerous staffing companies, highlighted by the merger with Career in November 1996. Collectively, AccuStaff and Career have acquired 65 staffing companies since 1993, including 39 in fiscal 1996, and 9 during the first quarter of 1997. A key element of the Company's expansion strategy is to continue to acquire existing businesses with profitable operations and recognized local and regional presence, with a view toward expanding the Company's geographic service base and diversifying and strengthening its service mix. Acquisition criteria also include a desirable market location, significant market share, new or expanded specialties that can be added to the Company's existing lines of business, efficient operating systems and existing management that will fit well with the Company's decentralized, entrepreneurial environment. The Company's general policy is to finance a portion of each acquisition with seller financing and/or an earn-out arrangement that provides the seller with additional consideration if the acquired company reaches specified earnings targets after the acquisition.

  Expansion of Information Technology and Professional Services. The Information Technology and Professional Services divisions generally enjoy higher profit margins than the Company's other divisions due to the specialized expertise of the temporary personnel provided through these divisions. Management's strategy is to strengthen its position as one of the few full-service temporary staffing companies to offer information technology and professional services on a broad scale. AccuStaff's principal competitors in the information technology and professional services areas generally consist of specialty firms that do not offer a broad range of temporary staffing services. The Company's strategy is to continue to increase the percentage of its revenue and gross profits from the Professional Services division by expanding current specialties into new geographic markets and by identifying and adding new lines of business, leveraging wherever possible on existing specialty strengths. The Company significantly expanded its information technology operations by acquiring 30 firms with information technology operations since 1993, including Career. These acquisitions extend the geographic coverage of the information technology operations with the capacity to provide clients with services in the 48 contiguous states.

  Entry into New Markets. The Company's strategies for entering new markets are to follow existing clients into new geographic areas and to make strategic acquisitions, particularly if such acquisitions will either broaden the geographic base of its Commercial division in major markets and thereby enhance its ability to compete for national accounts or increase the size and breadth of the Company's Professional Services division. In evaluating new markets, the Company considers a number of factors, including local demographics and economic conditions as well as the available local workforce.

  Expansion of Partnering and Outsourcing Relationships. The Company considers itself to have partnering relationships with more than 75 clients. These relationships involve providing a large number of temporary employees in specialized areas including telecommunications, banking, data entry and other financial services. These relationships tend to be characterized by the provision of additional services, such as on-site temporary staffing coordination or management, skills testing and behavioral screening of employees. While these partnering relationships generally have lower gross margins than traditional temporary staffing services, the higher volumes and comparatively lower operating expenses associated with these relationships result in attractive operating profits for the Company. The Company seeks to expand its partnering relationships to comprehensive outsourcing arrangements, in which the Company staffs and manages an entire department or function on a turn-key basis. The Company engaged in outsourcing relationships with approximately 25 clients during 1996. The Company believes that partnering and outsourcing arrangements, which involve higher levels of involvement in a customer's operations, will promote the longevity and stability of the Company's client relationships.

  Increased Penetration of Existing Markets. A key element of AccuStaff's growth strategy is to cluster new offices in existing and contiguous markets. The Company believes that growth in the staffing industry comes mainly from the establishment or acquisition of new offices, since the market for any specific office is generally restricted by its proximity to clients and by the geographic radius in which associates are willing to travel. Office clustering and increasing revenue at existing offices create economies of scale through common regional management and the spreading of advertising, recruiting and training costs over a larger revenue base. In certain markets, the Company intends to cross-sell professional services including information technology, legal, accounting and technical services through its existing Commercial division offices with a view to establishing stand-alone professional services branch offices as growth and customer needs warrant.

ACQUISITIONS

  A key component of the Company's growth strategy is to acquire existing staffing operations. The Company seeks acquisitions that will expand the geographic scope of its Commercial, Information Technology and Professional Service divisions, strengthen its professional services and introduce new specialty services to its business mix. Management believes that AccuStaff's strong reputation and decentralized, team-oriented management style facilitate its efforts to acquire independent staffing businesses seeking an alliance with a national company. In determining whether to proceed with an acquisition, the Company evaluates a number of factors, including: the historical and projected financial results; the purchase price and expected impact on the Company's earnings per share; the expansion of the Company's geographic market share; the enhancement to the Company's breath of services; the experience, reputation and personality of management; and any expected synergies with the Company's existing operations.

  The Company has established a team responsible for coordinating the integration of acquired businesses into the Company's operation. Management believes that acquired businesses can be integrated into the Company at low incremental cost and will enable the Company to continue to spread fixed costs over a larger revenue base. The Company currently plans to operate the acquired companies which offer Commercial division services under the AccuStaff name. The Company is in the process of creating a singular brand identity for the Information Technology division as well as the different business units in the Professional Services division. The Company currently plans to retain the former names and marketing identities of acquired companies operating in the Information Technology and the Professional Services division for a transition period.

  On November 14, 1996, the Company merged with Career Horizons, Inc. ("Career"), which strengthen its position as a leader in the staffing industry. The Company acquired all of the outstanding stock of Career in exchange for 27.6 million shares of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting. Career's revenue for the twelve months ended December 31, 1995, was $385.3 million, comprised of four divisions as follows: Commercial $259.7 million, Health Care $104.2 million, Information Technology, $9.0 million and Private Label, $12.4 million. Career, like the Company, also employed an aggressive acquisition strategy focusing primarily on the Information Technology division and, to a lesser extent, the Commercial division.

  During fiscal 1996, the Company and its subsidiary Career completed several acquisitions which enhanced the Company's goal of penetration into the higher margin Information Technology and Professional Services divisions. In addition, the Company enhanced its Commercial division through acquisitions which increased the geographical penetration and diversified the product mix.

  The following table details the acquisitions of the Company and Career organized by division:

                                                       ACQUISITION  FISCAL 1995
                                                          DATE       REVENUES
   Information Technology                              ----------- -------------
                                                                   (IN MILLIONS)
   GW Consulting.....................................     1/96         $46.3
   Mini-Systems Associates...........................     1/96          45.3
   Zeitech, Inc......................................     1/96          34.2
   Tekna, Inc........................................     1/96           0.7
   Career Enhancement International, Inc.............     1/96           5.4
   The Experts.......................................     2/96          35.7
   HNS Software, Inc.................................     3/96          10.7
   American Computer Professionals, Inc..............     4/96           8.8
   WHY Systems, Inc..................................     5/96           3.4
   Contact Recruiters, Inc. and Ovation Technologies,
   Inc...............................................     5/96          11.3
   The McKinley Group, Inc...........................     6/96          28.0
   Openware Technologies, Inc........................     6/96           6.4
   ALTA Technical Services, Inc......................     7/96           3.0

                                                       ACQUISITION  FISCAL 1995
                                                          DATE       REVENUES
   Information Technology                              ----------- -------------
                                                                   (IN MILLIONS)
   Perspective Technology Corporation.................     8/96        $ 5.6
   DataCorp Business Systems..........................     8/96          7.0
   Berger & Co........................................     8/96         27.0
   Staffware, Inc.....................................     8/96         11.9
   North American Consulting Services, Inc............     9/96          5.3
   TSG Professional Services, Inc.....................     9/96         49.4
   The Blackstone Group...............................    10/96         19.4
   HJM Consulting, Inc................................    12/96         15.1
   Resource Solutions Group, Inc......................    12/96          3.5
   Professional Services
   Accounting Pros, Inc...............................     1/96        $ 3.7
   Additional Technical Support, Inc..................     2/96         79.2
   Project Professionals, Inc.........................     5/96          7.3
   Logue & Rice, Inc..................................     5/96          3.7
   CAD Design, Inc....................................     7/96          1.7
   In-House Counsel, Inc..............................     7/96          0.8
   TRAK Services, Inc.................................     7/96          3.7
   Scientific Staffing, Inc...........................    10/96         20.2
   Legal Support Personnel, Inc.......................    10/96          5.4
   Commercial
   PTA International..................................     1/96        $30.0
   Excel Temporary Services, Inc......................     2/96         31.6
   Advantage Personnel Services, Inc..................     2/96         10.8
   Management Search, Inc.............................     3/96         42.2
   Alternative Temps, Inc.............................     4/96          3.8
   CenCor Temporary Services..........................     4/96         27.4
   Richard Michael Group, Inc.........................     4/96          6.6
   Temps America East, Inc............................     5/96         40.8
   Dial A Temporary, Inc..............................     6/96         10.2

  The companies mentioned above, excluding Career, were acquired for consideration in the aggregate of $373.8 million, comprised of $345.5 million in cash and $28.3 million in notes payable to former shareholders, and 6.9 million shares of the Company's common stock.

  The following table details the acquisitions of the Company in fiscal 1997:

                                                       ACQUISITION  FISCAL 1996
                                                          DATE       REVENUES
   Information Technology                              ----------- -------------
                                                                   (IN MILLIONS)
   Executive Monitors, Inc............................    1/97         $12.7
   Consultants in Computer Software, Inc..............    1/97          13.2
   Preferred Consulting, Inc..........................    1/97           9.0
   Lenco Computer Consulting..........................    1/97          16.1
   Computer Action, Inc...............................    3/97          10.1
   Professional Services
   Manchester, Inc....................................    1/97         $30.2
   Legal Information Technology, Inc..................    1/97          10.4

                                                       ACQUISITION  FISCAL 1996
                                                          DATE       REVENUES
   Commercial                                          ----------- -------------
                                                                   (IN MILLIONS)
   CGS Services, Inc..................................    1/97         $10.1
   The Placers, Inc., et al...........................    1/97          35.1
   Espirit Staffing Services..........................    2/97           5.0

OPERATIONS

  Branch Offices. The Company delivers its services through a branch office network of 900 offices in 45 states, including 464 Company-owned, 84 franchised, and 352 associated offices. Wherever possible, the Company clusters offices to permit advertising and administrative expenses to be spread over a large number of offices in close proximity to each other.

  The following table shows the Company's owned, franchised and associated offices as of the dates indicated (including offices of an acquired subsidiary only after such acquisition):

                                              JAN. 1, DEC. 31, DEC. 31, MARCH 31
                                               1995     1995     1996     1996
                                              ------- -------- -------- --------
   Information Technology....................     1       8       72       80
   Professional Services.....................    10      21       73       94
   Commercial (1)............................    41      60      275      299
   Teleservices..............................     4       5        6        6
   Health Care (2)...........................    --      --       69       69
   Private Label (3).........................    --      --      327      352
                                                ---     ---      ---      ---
       Total offices.........................    56      94      822      900
                                                ===     ===      ===      ===

--------
(1) Includes 39 and 42 franchised offices as of December 31, 1996 and March 31, 1997, respectively.
(2) Includes 45 and 42 franchised offices as of December 31, 1996 and March 31, 1997, respectively.
(3) Comprised of Associated Offices.

  Account coordinators in each office are responsible for sales, interviewing temporary employees and monitoring customer relationships. Account coordinators and other office personnel report to a branch manager who is responsible for the profitability of the office. Branch managers are given a high level of authority in making decisions about the operation of their offices and receive bonuses based on the profitability of their branch. Other branch personnel, including account coordinators, also receive bonuses directly related to the profitability of their branch. This system encourages account coordinators to develop ongoing relationships with their customers after a sale has been made. Branch managers in the Commercial division report to regional vice presidents or subsidiary presidents, who report to the Company's Commercial division president. Branch managers in the Information Technology, Professional Services and Teleservices divisions report to their division heads, who report in turn to the Chief Operating Officer, except for the presidents of certain Professional Services and Information Technology subsidiaries who report directly to the Company's Chief Executive Officer.

  Franchised Commercial Services Offices. Franchised Commercial Services Offices provide only clerical and light industrial personnel. At December 31, 1996, the Company's Commercial Services franchisees operated 39 offices. Commencing in 1996, the Company resumed sales of additional franchises for the first time since 1991.

  Under the current franchises, the Company granted each Commercial Services franchisee the exclusive right to operate under the TempForce trademark within a designated geographic area. Future franchisees will be sold under the AccuStaff trademark and the Company intends to convert a majority of the existing franchises to the AccuStaff trademark during the next 18 months. The Company provides each franchised office with the same software used by some of the Company-owned offices to assist in recruiting temporary employees, testing applicants and matching employee skills to specific client requirements. Franchisees receive training from the Company, attend Company-sponsored seminars, participate in marketing programs and utilize the Company sales literature. The franchisee is responsible for screening and recruiting qualified temporary personnel, as well as locating clients.

  Generally, the temporary worker is the Company's employee and all costs of employing the temporary worker are the responsibility of the Company. The Company provides, under master policies, workers' compensation and liability insurance and fidelity bonds for temporary employees. The Company bills franchisees for insurance premiums. Under most of these agreements, the Company receives between 45% and 40% of the gross profits of the franchised offices. Franchisees must maintain their own insurance coverage for the franchised office and its permanent employees including workers' compensation, disability, general liability, automobile liability and fidelity bond coverage.

  Current Commercial Services franchise agreements generally are terminable by the franchisee upon 30 days' prior written notice to the Company. Future franchise agreements will have terms (including renewal options) of up to 25 years. The Company requires all franchisees to follow the basic procedures and standards established for Company-owned offices and may terminate a franchise agreement if the franchisee fails to meet the Company's standard or otherwise breaches the franchise agreement. Franchisees are generally required to advertise in the Yellow Pages. In addition, franchisees, and in certain cases, the Company, are required to contribute at least one percent of annual billings in excess of $500,000, or in certain cases one percent of a franchisee's gross profit where annual billings exceed $500,000, to the Company's advertising fund. The Company assists its franchisees by providing national, regional and cooperative advertising.

  Franchised Health Care Offices. Franchised Health Care Offices provide only health care personnel. At December 31, 1996, the Company's Health Care franchisees operated 45 offices.

  The Company grants the Health Care franchisee the exclusive right to operate under the HealthForce and Medi-Force trademarks within a designated geographic area. The Company provides each franchised office with the same software used by some of the Company-owned offices to assist in recruiting temporary employees, testing applicants and matching employee skills to specific client requirements. Franchisees receive training from the Company, attend seminars, participate in marketing programs and utilize the Company's sales literature.

  Franchisees operate their businesses autonomously within the framework of the Company's policies and standards, and recruit, employ and pay their own-full-time employees. The franchisee is responsible for screening and recruiting qualified temporary personnel, as well as obtaining clients. All temporary personnel assigned positions by franchised offices are employed by the Company while performing their duties. The Company provides, under master policies, workers' compensation and liability insurance and fidelity bonds for temporary employees recruited by franchised offices. The Company bills franchisees for insurance premiums. Franchisees must maintain their own insurance coverage for the franchised office and its permanent employees including workers' compensation, disability, general liability, automobile liability and fidelity bond coverage.

  The Company receives royalty fees from each franchisee based upon the franchisee's sales and encourages each franchisee to expand its operations by reducing royalty fee percentages for increases in sales volume. Royalty fees generally range from 12% to 6.5% of sales. New franchises get 6 months free of royalty fees. In addition, franchisees are required to reimburse the Company for certain expenses. New franchisees pay the Company an initial non-recurring franchise fee of $10,000 to cover partially screening, training and other start-up costs incurred by the Company in establishing a franchised office.

  The franchise agreements, as amended, are terminable by the franchisees on 30 to 90 days' prior written notice, depending upon the terms of the individual franchise agreements. Franchisees and, in certain cases, the Company, are required to contribute one half of one percent of billings in excess of between $150,000 and $350,000, depending upon the terms of the individual franchise agreements, to the Company's advertising fund. The Company assists its franchisees by providing national, regional and cooperative local advertising.

  Sales and Marketing. During a typical week, the Company provides temporary services for over 10,000 clients. The Company obtains clients through personal sales presentations, telephone marketing calls, direct mail solicitations, referrals from other clients and advertising in a variety of local and national media, including newspapers, magazines and trade publications. In addition, the Company utilizes local television advertising in certain markets to increase name recognition. Many of the branches supplement the Company's advertising efforts with their own local advertising. The Company has in-house graphics design and marketing personnel to produce marketing materials and client proposals. The Company also actively sponsors various community activities, such as co-sponsoring seminars on human resource-related issues, as a way of increasing name recognition. The Company's directors and officers participate in national trade associations, local chambers of commerce and other civic organizations.

  As larger clients consolidate their purchasing of temporary services. management believes that AccuStaff's ability to provide a full range of services to national accounts will be a competitive advantage. Through relationships with other staffing companies, the Company has been successful in providing temporary staffing services in markets where it does not have branch offices. All of the Company's offices submit requests for proposals from large or multi-office accounts to the Company's national accounts coordinator to enable the Company to develop bids for national accounts. When business is obtained, the national accounts coordinator notifies all offices and coordinates the branch manager's contact with the client's local representative. The national accounts coordinator continues to monitor the performance of local offices and meets regularly with the client's central purchasing representative to discuss service.

  Temporary Employees. The Company finds that referrals from its existing labor force provide the highest quality and largest number of new temporary employees and pays a referral fee to any employee responsible for recruiting a temporary employee. In addition, temporary personnel are recruited through advertising in local and, to a lesser extent, national media. Temporary employees are employed by the Company on an as-needed basis dependent upon client demand and are paid only for the time they actually work. The Company employs in excess of 60,000 temporary employees during a typical week.

  The Company is responsible for and pays the employer's share of Social Security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance and other similar costs relating to its temporary employees. The Company does not, in general, provide health insurance benefits to its temporary employees. Temporary employees with more than 1,000 hours of service per year are eligible to participate in the Company's 401(k) savings plan.

  Assessment, Training and Quality Control. The Company uses a comprehensive system to assess, select and train its full-time employees in order to provide quality assurance for its temporary personnel operations. Assessment, selection, training and support materials are acquired from third parties or designed and produced by the Company for its branch offices. AccuStaff provides workplace orientation courses for temporary employees tailored to the practices and policies of specific clients and also furnishes specialized training for temporary employees. Computerized tutorials are available in most branch offices for temporary employees wishing to upgrade their typing, data entry, office automation or word processing skills, and classes on topics such as spreadsheets and word processing are conducted periodically in those branch offices. In addition, the Company provides a "help desk" which is an information link staffed by computer experts to provide on-line support for software applications to both temporary workers and clients' full-time staff. AccuStaff stresses specialization and the mining and empowerment of employees to ensure that customers receive the highest quality service for the most cost-effective price.

  Management Information Systems. The Company currently maintains multiple processing centers throughout its branch structure with a majority of the back office processing done at either the Northeast Operations Center in Woodbury, New York (previously the Career headquarters) or at the Company's headquarters in Jacksonville, Florida.

  The centralized computer systems at the Northeast Operations Center support the majority of the Commercial division operations, as well as all of the Health Care and Private Label division with customized billing, payroll, and a wide range of management reports, including weekly, monthly and quarterly reports that provide information ranging from client activity to customer service representatives' productivity. The billing system provides for multiple reporting capabilities including tape-to-tape billing, modem transmission and custom printed invoices. The systems support field operations in marketing, employee search and selection, quality assurance and regulatory compliance.

  Branch offices that use the Northeast Operations Center are linked to the centralized systems by remote-site personal computers. Offices that are not linked by personal computer to the centralized systems submit billing and payroll information by overnight delivery services to the Northeast Operations Center for processing. The remote-site system is supported by in-house technical support department, which is responsible for computer installations, training and technical support. Using modem communications, the technical support personnel can log onto a remote-site computer to resolve problems.

  The management information systems in Jacksonville, Florida have been focused upon creating a customized network and software design based on client-server architecture. The Jacksonville systems support all the branches of the legal, accounting, and scientific units of the Professional Services division, the Teleservices division, as well as numerous Commercial division branches. The company continues to enhance its proprietary management information system known as ACCUDRIVE with a combination of fully integrated financial applications and resume search and retrieval applications obtained from third parties. ACCUDRIVE assists in the efficient matching of employee skills with employer needs in addition to providing branch offices support on pricing, marketing, quality assurance, and regulatory compliance. For those branch offices serviced by Jacksonville who do not have access to ACCUDRIVE, payroll and billing information are submitted via overnight delivery.

  The Company believes that its management information systems are instrumental to its operations and that the core components of its system are adequate to service its growth in the foreseeable future. The Company expects to be integrating the management information systems of acquired companies into one of either the Northeast Operations Center or the Jacksonville, Florida headquarters over the next 36 months. The Company believes by consolidating back office functions of acquired offices in an orderly manner the process should not have a detrimental effective on operations in the short run and should provide more efficient and profitable operations in the long run.

  The Company has implemented procedures designed to reduce its exposure to loss due to interruption or loss of the Company's information processing capabilities at either its Northeast Operations Center or its Jacksonville, Florida headquarters, including the remote storage of backup materials and the development of a disaster recovery plan.

  Workers' Compensation Program. The Company maintains multiple workers' compensation insurance programs for claims in excess of deductibles ranging from $250,000 to $350,000 per occurrence. The Company's insurance carriers require the Company to maintain irrevocable letters of credit to cover potential claim losses under the self-insurance portion of the plans in amounts totaling to $15.2 million as of December 31, 1996. These insurance plans cover most of the Company's operations. Any recent acquisitions in which the acquired companies are self-insured are integrated into the Company's plan immediately. However, if an acquired company is fully insured or has limited self-insurance, the Company will integrate the subsidiary at the most cost effective date in accordance with management's analysis.

  Regional field personnel process and investigate workers' compensation claims and report to the Company's full-time in-house risk manager on a regular basis. These field personnel work in conjunction with the risk manager and a third-party administrator to manage claims and set up appropriate accruals for the uninsured portion of claims (up to certain deductible amounts). An independent actuary provides advice on overall workers' compensation costs as well as an actuarial valuation regarding the adequacy of the accruals. The accrual balances determined by the third-party administrator and Company management are consistent with the amounts recommended by the actuary.

  In addition, the Company has a safety program in all branch offices to provide appropriate safety training to employees prior to job assignment. The risk manager and field personnel also perform safety inspections at customer locations to help determine potential risks for employee injury and to assist customers in making the workplace safer. Company policies prohibit staffing of high risk work such as roofing, the handling of hazardous materials or operating motor vehicles or heavy equipment. Third-party behavioral testing is used to help reduce unnecessary claims.

  Full-Time Employees. At March 27, 1997, the Company employed approximately 2,200 employees on a full-time equivalent basis, of whom 87 work at the corporate headquarters and 179 at the Northeast Operations Center. Full-time employees are covered by life and disability insurance and receive health and other benefits.

COMPETITION

  The staffing services industry is fragmented and highly competitive, with limited barriers to entry. A large percentage of temporary staffing companies are local operations with fewer than five offices. Within local markets, these firms actively compete with the Company for business, and in most of these markets no single company has a dominant share of the market. The Company also competes with larger full-service and specialized competitors in national, regional and local markets. The principal national competitors of the Company's Commercial, Professional Services and Health Care divisions include Manpower, Inc., Kelly Services, Inc., The Olsten Corporation, Interim Services, Inc., Robert Half International, and CDI Corp. The principal national competitors of the Company's Information Technology division include Keane Inc., the Registry, COREStaff Inc. and, to an extent, the consulting divisions of IBM and the "Big Six" accounting firms. Some of these national competitors have greater marketing, financial and other resources than the Company. The Company believes that the primary competitive factors in obtaining and retaining clients are the number and location of offices, an understanding of clients' specific job requirements, the ability to provide personnel in a timely manner, the monitoring of quality of job performance and the price of services. The primary competitive factors in obtaining qualified candidates for employment assignments are wages, responsiveness to work schedules and number of hours of work available. Management believes that AccuStaff is highly competitive in these areas.

GOVERNMENT REGULATIONS

  The Company's Health Care division is subject to extensive federal, state and local laws and government regulations, including licensing requirements, periodic examinations by government agencies and federal and state anti-fraud, anti-abuse and anti-kickback statutes and regulations. Healthcare providers are also subject to extensive documentation requirements of government agencies and industry participants, such as insurance companies and managed care companies. These regulations can affect the ability of the Company to collect its fees for services provided. Of the Health Care division's sales in fiscal 1996, approximately 36% were attributable to Medicaid services and 12.5% were attributable to Medicare services. The extent and type of government support for healthcare services, as well as the extent and type of health insurance benefits that employers are required to provide employees, have been the subject of intense scrutiny and debate in recent years at both the national and state levels. Changes in government support of healthcare services or the regulations governing such services, including regulations governing the methods by which services are delivered, the prices for services or reimbursements of fees, could all have a significant, and potentially adverse, effect on the Company. In addition, as part of healthcare reform, recent federal and certain state legislative proposals have included provisions extending health insurance benefits to temporary employees who currently are not provided with such benefits. The Company cannot currently predict what, if any, governmental action will be taken.

  In many states in which the Health Care division operates, Career is required to be licensed in order to establish and operate a home care service agency. In approximately 21 states and the District of Columbia, home healthcare providers must initially receive certificate of need ("CON") approval from the state, in addition to complying with licensure requirements. In some states, the process of obtaining a CON may be costly and time consuming, and several states currently are not granting CONs. CON and licensure laws can restrict the types of services that a company may provide. Additionally, such laws may limit a company's ability to establish or expand its operations within a state. Failure to obtain any such approvals may have an adverse effect on such operations.

  New York State requires an approval by the Public Health Counsel of the New York State Department of Health ("NYPHC") for any change in the "controlling person" of an operator of a licensed home care services agency ("LHCSA"). "Controlling person" means a person or entity which directly or indirectly has the ability to direct the actions, management or policies of an entity whether through the ownership of voting securities or voting rights, by contract or otherwise. Control of an entity is presumed to exist if any person directly or indirectly owns, controls or holds the power to vote 10% or more of the voting securities or voting rights of such entity. A person or entity which becomes a controlling person of an operator of a LHCSA must file an application for NYPHC approval within 30 days of becoming a controlling person, and pending a decision by the NYPHC, such person or entity may not exercise control over the LHCSA. Such person or entity must divest itself of the controlling interest of the operator within 30 days if the NYPHC denies such approval. The Company has 13 offices in New York State which are LHCSA's.

  The Company is required by the Federal Trade Commission and by the laws in a number of states to prepare, update and deliver an offering circular to potential franchisees. In addition, certain states require that such offering circulars be registered with the state. The Company's franchise programs are, or will be, registered in those jurisdictions in which the Company's activities require registration.

TRADEMARKS

  The Company has applications pending before the Patent and Trademark Office for federal registration of the service marks ACCUSTAFF and the ACCUSTAFF logo for its services generally, ACCUDRIVE for its proprietary software and management information systems and ACCUTECH for its technical services. See "Legal and Administrative Proceedings" below for information regarding a legal challenge to the use and registration of these marks. Subsidiaries of AccuStaff hold federally registered service marks for TEMPFORCE, FLEXI-FORCE, LAWSTAF, the LAWSTAF INC. logo, the ATTORNEYS PER DIEM INC. logo, ASOSA PERSONNEL AP, CONTEMPORARY, SPECIAL ASSISTANTS, SPECIAL COUNSEL, THE EXPERTS, the Experts hourglass logo, the Tempo logo, and the Temporaries Inc. logo, and registered service marks in California for PERMA TEMP AGENCY and the Perma Temp logo. A subsidiary of the Company has a right until September of 1998 to use the A+ logo.

  Subsidiaries also have common law claims to the trade names ACCOUNTING PROS, ACCOUNTING PROS PHILADELPHIA, MINI-SYSTEMS, ZEITECH, SCA CONSULTING GROUP, TEKNA, TEKNA SYSTEMS GROUP, EXCEL TEMPORARY SERVICES, INC., EXCEL TRAINING SERVICES, INC. and EXCEL TECHNICAL SERVICES, INC.

ITEM 2. PROPERTIES

  The Company owns no material real estate. It leases its corporate headquarters and Northeast Operations Center as well as its branch offices. The leases generally run for three to five-year terms. The Company believes that its facilities are generally adequate for its needs and does not anticipate difficulty replacing such facilities or locating additional facilities, if needed. The Company anticipates the need to move or expand its corporate headquarters, but expects no difficulty finding such other or additional space.

ITEM 3. LEGAL AND ADMINISTRATIVE PROCEEDINGS

  The Company, in the ordinary course of its business, is from time to time threatened with or named as a defendant in various lawsuits, including discrimination and harassment and other similar claims. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. The principal risks that the Company insures against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions and fidelity losses.

  Accu Personnel, Inc., an unrelated company based in New Jersey ("Accu Personnel"), has opposed AccuStaff's applications to register the marks ACCUSTAFF, ACCUDRIVE and ACCUTECH pending before the United States Patent and Trademark Office (the "Patent Office"). In addition, Accu Personnel sought money damages and an injunction in an action brought in the United States District Court for Delaware based on alleged common law trademark infringement and unfair competition. The District Court has dismissed with prejudice Accu Personnel's claim for damages and denied Accu Personnel's request for permanent injunctive relief. Accu Personnel has dismissed, without prejudice, its remaining claims in the District Court proceeding, leaving only the plaintiffs' oppositions to the Company's pending Patent Office applications. In connection with such dismissal, AccuStaff agreed not to use the ACCUSTAFF mark or any other mark with the ACCU prefix in certain areas of southern New Jersey pending a negotiated settlement or a final judgment of the Trademark Trial and Appeal board or other court or tribunal. Based on advice the Company has received from various sources, AccuStaff expects, but cannot be absolutely assured that it will, obtain registration of the marks with the Patent Office, subject only to a possible restriction on using the marks in the limited geographic areas of southern New Jersey and southeastern Pennsylvania where Accu Personnel claims to possess trademark rights. AccuStaff currently has no offices in those geographic areas.

  There is no pending litigation which the Company believes is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held a Special Meeting of Stockholders on November 14, 1996 to consider and vote upon the approval of the issuance of shares of the Company's common stock, par value $.01 per share (the "Common Stock"), pursuant to an Agreement and Plan of Merger, dated as of August 25, 1996, by and among the Company, Sunrise Merger Corporation, a wholly owned subsidiary of the Company, and Career, which provided for the merger of Sunrise Merger Corporation with and into Career. The following represents the votes cast to approve the issuance of the Common Stock:

                                                                NUMBER OF SHARES
                                                                ----------------
      Voting for...............................................    45,698,136
      Voting against...........................................       120,702
      Abstain from voting......................................       39, 850

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

  The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the New York Stock Exchange and the Nasdaq National Market, as adjusted to reflect both the Company's three-for-one stock split, effective March 27, 1996, and two-for-one stock split effective, November 27, 1995. The Company completed its initial public offering on August 16, 1994, at a split adjusted price per share of $1.75. The Common Stock was traded on the Nasdaq National Market until November 15, 1996, at which time it commenced trading on the New York Stock Exchange under the symbol "ASI".

                                                                   HIGH   LOW
                                                                  ------ ------
   FISCAL YEAR 1994
    Third Quarter (from August 16, 1994)......................... $ 2.44 $ 1.83
    Fourth Quarter...............................................   2.33   1.77
   FISCAL YEAR 1995
    First Quarter................................................ $ 3.29 $ 2.23
    Second Quarter...............................................   4.13   3.04
    Third Quarter................................................   6.21   3.58
    Fourth Quarter...............................................  14.75   5.10
   FISCAL YEAR 1996
    First Quarter................................................ $26.50 $11.58
    Second Quarter...............................................  38.00  22.75
    Third Quarter................................................  31.75  21.00
    Fourth Quarter...............................................  28.13  17.88

  As of March 24, 1997, there were approximately 834 holders of record of the Company's Common Stock.

  No cash dividend or other cash distribution with respect to the Company's Common Stock has ever been paid by the Company. The Company currently intends to retain any earnings to provide for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's revolving credit facility prohibits the payment of cash dividends without the lender's consent.

ITEM 6. SELECTED FINANCIAL DATA

                                           FISCAL YEAR ENDED
                             --------------------------------------------------
                               JAN.3,    JAN. 2,   JAN. 1, DEC. 31,    DEC. 31,
                               1993(1)   1994(1)   1995(1)   1995(1)    1996(1)
                             --------  --------  --------  --------  ----------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Income Data:
Revenue....................  $311,884  $401,932  $511,570  $725,982  $1,448,624
Cost of revenue............   244,159   317,754   400,916   567,662   1,111,358
                             --------  --------  --------  --------  ----------
Gross profit...............    67,725    84,178   110,654   158,320     337,266
Operating expenses.........    60,771    74,498    88,017   118,918     241,507
                             --------  --------  --------  --------  ----------
Income from operations.....     6,954     9,680    22,637    39,402      95,759
Other income (expense).....       119       135        46       146     (28,502)
Interest expense...........    (5,942)   (6,272)   (2,845)   (2,234)     (2,852)
                             --------  --------  --------  --------  ----------
Income before taxes........     1,131     3,543    19,838    37,314      64,405
Provision for income taxes.       700     1,160     6,357    11,245      36,463
                             --------  --------  --------  --------  ----------
Income before extraordinary
 item......................       431     2,383    13,481    26,069      27,942
Extraordinary item.........        --        --    (1,403)        -          --
                             --------  --------  --------  --------  ----------
Net income.................       431     2,383    12,078    26,069      27,942
                             ========  ========  ========  ========  ==========
Net income per share.......  $   0.01  $   0.05  $   0.24  $   0.41  $     0.31
                             ========  ========  ========  ========  ==========
Pro forma net income(2)....       431     2,383    10,486    22,925      31,584
                             ========  ========  ========  ========  ==========
Pro forma net income per
 share.....................  $   0.01  $   0.05  $   0.21  $   0.36  $     0.35
                             ========  ========  ========  ========  ==========
Weighted average shares
 outstanding (3)...........    29,625    35,821    49,071    66,379     100,410
Division Revenue Data:
Commercial.................  $214,703  $280,207  $331,564  $419,388  $  629,877
Information Technology.....        --     2,102    17,600    61,424     400,408
Professional Services......     6,633     9,156    18,712    29,065     179,608
Teleservices...............    14,118    19,900    39,598    99,470     112,375
Health Care................    69,101    81,345    92,392   104,160     112,044
Private Label..............     7,329     9,222    11,704    12,475      14,312
                             --------  --------  --------  --------  ----------
Total revenue..............  $311,884  $401,932  $511,570  $725,982  $1,448,624
                             ========  ========  ========  ========  ==========

                                                         AS OF
                                       -----------------------------------------
                                       JAN. 3, JAN. 2, JAN 1,  DEC. 31, DEC. 31,
                                        1993    1994    1995     1995     1996
                                       ------- ------- ------- -------- --------
Balance Sheet Data:
Working capital....................... $15,350 $21,236 $83,115 $165,940 $270,925
Total assets..........................  95,812 117,079 150,195  348,588  897,115
Long term debt........................  53,363  65,579  26,075   93,060  104,533
Stockholders' equity..................   4,035   7,911  83,058  183,495  654,921

--------
(1) Includes the financial information of the Company for the respective years noted above restated to account for any mergers, accounted for under the pooling-of-interest method of accounting, beginning in the period in which the respective merger provided a material impact on the Company's financial information.
(2) Pro forma net income is the Company's historical net income less the approximate federal and state income taxes that would have been incurred, if the companies with which the Company merged had been subject to tax as a C Corporation.
(3) Weighted average number of shares has been computed using the treasury stock method and the as-if converted method for convertible securities which includes dilutive common stock equivalents as if outstanding during the respective periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in connection with the Company's Consolidated Financial Statements and the related notes thereto included elsewhere herein. The Company's fiscal year ended on the Sunday closest to December 31 for the years which preceded fiscal year 1996 when the Company changed its fiscal year to comply with the calendar year.

INTRODUCTION

  The Company has acquired numerous staffing companies since its formation in 1992. Each of these acquisitions, other than the acquisitions of PTA International, The McKinley Group, Inc., Career Horizons, Inc., HJM Consulting, Inc, Staffware, Inc. and Legal Support Personnel, Inc. which were accounted for under the pooling-of-interests method of accounting, has been accounted for using the purchase method of accounting. The results of the operations of each of the companies acquired through December 31, 1996, which were accounted for under the purchase method of accounting, have been included in the following discussion since the date of acquisition. The Company's historical financial statements have been restated to reflect the results of operations and financial position of the companies accounted for under the pooling-of-interest method of accounting, except for Staffware, Inc. and Legal Support Personnel, Inc. due to the immaterial effect on prior periods. In the future, the Company's revenues and expenses may be significantly affected by the number and timing of the opening or acquisition of additional offices. The timing of such expansion activities also can affect period-to-period comparisons.

  The Company offers a broad range of staffing and outsourcing services through six divisions; the Commercial division, which provides clerical and light industrial staffing services; the Information Technology division, which provides computer consulting services; the Professional Services division, which provides personnel who perform specialized services such as accounting, legal, technical, and scientific; the Teleservices division, which provides personnel for customer care and inbound and outbound telemarketing services to ATI; the Health Care division, which provides a wide range of personnel, primarily to individuals requiring home health care and, to a lesser extent, to health care facilities; and the Private Label division, which provides Associated Offices with a wide range of back office and financial support services. The Information Technology, Professional Services and Health Care divisions generally enjoy higher gross and operating margins than the Company's Commercial and Teleservices divisions. The Teleservices division is characterized by higher volumes, lower gross margins and lower operating expenses than the Company's other divisions. See --"Results of Operations."

  Temporary personnel placed by AccuStaff are generally Company employees. AccuStaff is responsible for employee related expenses for its temporary employees, including workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company does not provide health, dental, disability or life insurance to its temporary employees except in certain circumstances. Generally, the Company bills its clients for the hourly wages paid to the temporary employees placed with the client, plus a negotiated markup. Depending on the arrangements negotiated with the client, the markup may be fixed or may allow direct pass-throughs of increases in expenses such as unemployment compensation insurance and workers' compensation insurance. Because the Company pays the majority of its temporary employees only for the hours they actually work, wages for the Company's temporary personnel are a variable cost that increase or decrease in proportion to revenue. See "Business-Operations-Temporary Employees."

RESULTS OF OPERATIONS

  The following table sets forth the percentage of revenues represented by certain items in the Company's consolidated statement of income for the indicated periods.

                                                          FISCAL YEARS ENDED
                                                       -------------------------
                                                       JAN. 1, DEC. 31, DEC. 31,
                                                        1995     1995     1996
                                                       ------- -------- --------
Revenue:
 Commercial division..................................   64.8%   57.8%    43.5%
 Information Technology division......................    3.4     8.5     27.6
 Professional Services division.......................    3.7     4.0     12.4
 Teleservices division................................    7.7    13.7      7.8
 Healthcare division..................................   18.1    14.3      7.7
 Private Label division...............................    2.3     1.7      1.0
                                                        -----   -----    -----
  Total...............................................  100.0   100.0    100.0
Cost of revenue.......................................   78.4    78.2     76.7
                                                        -----   -----    -----
Gross profit..........................................   21.6    21.8     23.3
Operating expenses....................................   17.2    16.4     16.7
                                                        -----   -----    -----
Income from operations................................    4.4     5.4      6.6
Other income (expense)................................   (0.5)   (0.3)    (2.2)
                                                        -----   -----    -----
Income before provision for income taxes..............    3.9     5.1      4.4
Provision for income taxes............................   (1.2)   (1.5)    (2.5)
Extraordinary loss....................................   (0.2)     --       --
                                                        -----   -----    -----
Net income............................................    2.5%    3.6%     1.9%
                                                        =====   =====    =====

  The following table sets forth the gross profit as a percentage of revenue ("gross margin" or "margin") for each of the Company's six divisions for the indicated periods.

                                                          FISCAL YEARS ENDED
                                                       -------------------------
                                                       JAN. 1, DEC. 31, DEC. 31,
                                                        1995     1995     1996
                                                       ------- -------- --------
Commercial............................................   16.7%   17.9%    19.7%
Information Technology................................   34.0    31.9     26.9
Professional Services.................................   26.4    28.7     25.2
Teleservices..........................................    8.1    10.0     10.0
Healthcare............................................   31.7    31.6     30.6
Private Label.........................................  100.0   100.0    100.0

FISCAL 1996 COMPARED TO FISCAL 1995

  Revenue. Revenue increased $722.6 million, or 99.5%, to $1,448.6 million in fiscal 1996 from $726.0 million in fiscal 1995. The increase was attributable by division to: Commercial, $210.5 million, or an increase of 50.2%; Information Technology, $339.0 million or an increase of 551.9%; Professional Services, $150.5 million, or an increase of 518.0%; Teleservices, $12.9 million, or an increase of 13.0%; Health Care, $7.9 million, or an increase of 7.6%; and Private Label, $1.8 million or an increase of 14.7%. The increases in the Commercial, Information Technology, and Professional Division were primarily due to the revenue contribution of acquired companies while the increase in the Teleservices, Private Label and Health Care divisions were primarily due to internal growth.

  Gross Profit. Gross profit increased $179.0 million, or 113.0%, to $337.3 million in fiscal 1996 from $158.3 million in fiscal 1995. Gross margin increased to 23.3% in fiscal 1996 from 21.8% in fiscal 1995.The overall increase in gross margin was due to the migration of the Company to the Information Technology and Professional Services divisions which produce higher gross margins than the Company's Commercial and Teleservices divisions. In addition, the Commercial division experienced increasing margins. This increased margin coupled with the volume of Commercial division revenue produced a significant increase in overall gross margin. The gross margins in the Teleservices, Health Care, and Private Label divisions remained relatively stable.

  Operating Expenses. Operating expenses increased $122.6 million, or 103.1%, to $241.5 million in fiscal 1996 from $118.9 million in fiscal 1995. Operating expenses as a percentage of revenue increased to 16.7% in fiscal 1996, from 16.4% in fiscal 1995. The increase was due to the increase in depreciation and amortization to $18.1 million in 1996 from $5.9 million in 1995. Operating expenses before depreciation and amortization expense as a percentage of revenue decreased to 15.4% in fiscal 1996 from 15.6% in fiscal 1995. The decline in operating expenses before depreciation and amortization expense as a percentage of revenue was attributable to the Company's ability to spread expenses over a larger revenue base.

  Income from Operations. As a result of the foregoing, income from operations increased $56.4 million, or 143.0%. to $95.8 million in fiscal 1996 from $39.4 million in fiscal 1995. Income from operations as a percentage of revenue increased to 6.6% in fiscal 1996 from 5.4% in fiscal 1995.

  Interest Expense. Interest expense increased $618,000, or 27.7%, to $2.9 million in fiscal 1996 from $2.2 million in fiscal 1995. The increase in interest expense resulted from a combination of the utilization of the Company's credit facility, the issuance of the 7% Convertible Subordinated Debentures in October of 1995, and the timing of common stock offerings in 1995 and 1996.

  Other Expense. Other expense consists primarily of non-recurring merger expenses of $28.5 million which were incurred during 1996 as a result of the mergers with The McKinley Group, Inc., HJM Consulting, Inc. and Career Horizons, Inc.

  Income Taxes. The Company's effective tax rate, including the effect of the pro forma tax provision, was 50.9% in fiscal 1996 compared to 38.6% in fiscal 1995. The increase in the effective tax rate was due to the increase in taxable income as a result of the non-deductible, non-recurring merger expenses with The McKinley Group, Inc., HJM Consulting, Inc., and Career Horizons, Inc.

  Pro Forma Net Income. As a result of the foregoing, pro forma net income increased $8.7 million. or 37.8%, to $31.6 million in 1996 from $22.9 million in fiscal 1995. Pro forma net income as a percentage of revenue decreased to 2.2% in fiscal 1996 from 3.2% in fiscal 1995, due to the non-deductible, non-recurring merger expenses. Exclusive of the merger expenses, pro forma net income would have increased $35.2 million to $58.1 million, resulting in an increase to pro forma net income as a percentage of revenue to 4.0%.

FISCAL 1995 COMPARED TO FISCAL 1994

  Revenue. Revenue increased $214.4 million, or 41.9%, to $726.0 million in fiscal 1995 from $511.6 million in fiscal 1994. The increase was attributable by division to: Commercial, $87.8 million, or an increase of 26.5%, Information Technology $43.8 million, or an increase of 249.0%, Professional Services, $10.4 million or an increase of 55.3%, Teleservices, $59.9 million or an increase of 151.2%; Health Care, $11.8 million, or an increase of 12.7%, and Private Label, $771,000, or an increase of 6.6%. The increases in the Commercial and Professional Services division was comprised of acquisitions and internal growth. The increase in the Information Technology division was primarily due to the revenue contribution of acquired companies. The increases in the Teleservices , Health Care and Private Label Divisions were the result of internal growth.

  Gross Profit. Gross profit increased $47.7 million, or 43.1%, to $158.3 million in fiscal 1995 from $110.6 million in fiscal 1994. Gross margin increased to 21.8% in fiscal 1995 from 21.6% in fiscal 1994. The overall increase in gross margin was due to the impact of the Company's shift to the Professional Services and Information Technology divisions which produce a higher gross margin than the Company's Commercial and Teleservices divisions.

  Operating Expenses. Operating expenses increased $30.9 million, or 35.1%, to $118.9 million in fiscal 1995 from $88.0 million in fiscal 1994. Operating expenses as a percentage of revenue decreased to 16.4% in fiscal 1995 from 17.2% in fiscal 1994. The decline was attributable to the Company's ability to spread expenses over a larger revenue base in fiscal 1995.

  Income From Operations. As a result of the foregoing, income from operations increased $16.8 million, or 74.1%, to $39.4 million in fiscal 1995 from $22.6 million in fiscal 1994. Income from operations as a percentage of revenue increased to 5.4% in fiscal 1995 from 4.4% in fiscal 1994.

  Interest Expense. Interest expense decreased $611,000, or 21.5%, to $2.2 million in fiscal 1995 from $2.8 million in fiscal 1994.

  Income Taxes. The Company's effective income tax rate, including the effect of the pro forma tax provision, was 38.6% in fiscal 1995 compared to 40.0% in fiscal 1994. The decrease was due the implementation of state tax planning initiatives in fiscal 1995.

  Pro forma net Income. As a result of the foregoing, pro forma net income increased $12.4 million, or 118.6%, to $22.9 million in fiscal 1995 from $10.5 million in fiscal 1994. Net income as a percentage of revenue increased to 3.2% in fiscal 1995 from 2.0% in fiscal 1994.

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

  During April 1996, the Company completed a secondary offering of 11.8 million shares of common stock from which the Company received net proceeds of approximately $304.9 million. In addition, the Company's subsidiary, Career, prior to the date of the merger with the Company, completed an offering in which Career issued 8.2 million shares of common stock, adjusted for the conversion to the Company's shares of common stock from which the Company received net proceeds of $119.8 million. The net proceeds have been used, in part, to repay the outstanding indebtedness under the Company's revolving credit facility, while the remaining proceeds were used to fund acquisitions and for other general corporate purposes through December 31, 1996.

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

  The Company anticipates that capital expenditures for improvements to its management information and operating systems will require capital expenditures during the next twelve months of approximately $6.0 million. The Company anticipates recurring capital expenditures in future years to be approximately $2.5 million per year.

  The Company believes that funds provided by operations, available borrowings under the credit facility, current amounts of cash and the net proceeds from the sale of Common Stock offered hereby will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

INDEBTEDNESS OF THE COMPANY

  The Company has a revolving credit facility with a syndicate of commercial banks which is collateralized by substantially all of the Company's assets. The facility has a limit of $150 million. The facility was syndicated to a group of 13 banks, with NationsBank (South), N.A. as agent.

  The credit facility has a term of five years expiring February 1, 2001. Outstanding amounts under the credit facility bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain affirmative and negative covenants relating to the Company's operations, including a prohibition on making any business acquisition without the consent of the lenders holding not less than two-thirds of the credit exposure, under the credit facility for acquisitions of a size requiring lender consent, if the cost of the acquisition (including cash or non-cash consideration paid and the amount of indebtedness assumed) exceeds the lesser of $20 million or 10% of the Company's consolidated stockholders' equity.

  As of March 26, 1997, the Company has a balance of $63.0 million outstanding under the credit facility. The Company also has outstanding letters of credit in the amount of $15.2 million, which reduce the amount of funds available under the facility. Therefore, the remaining balance of funds available to the Company as of March 31, 1997 is $71.8 million. The Company is currently in negotiations to increase its existing line of credit.

  On October 16, 1995, the Company's subsidiary, Career, issued $86,250 of 7% Convertible Senior Notes Due 2002 which were assumed by the Company pursuant to the merger. Interest on the notes is paid semiannually on May 1 and November 1 of each year. The notes are convertible at the option of the holder thereof, at any time after 90 days following the date of original issuance thereof and prior to maturity, unless previously redeemed, into shares of common stock of the Company at a conversion price of $11.35 per share, subject to adjustment in certain events. The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after November 1, 1998, at stated redemption prices, together with accrued interest. The notes do not provide for any sinking fund. Upon a Designated Event (as defined and including a change of control) holders of the notes will have the right, subject to certain restrictions and conditions, to require the Company to purchase all or any part of the Notes at a purchase price equal to 101% of the principal amount thereof together with accrued and unpaid interest to the date of purchase. The notes have been unconditionally guaranteed by the Company and joint and severally guaranteed by each of Career's present and any future subsidiaries. The guarantee of the Company and each subsidiary of Career is an unsecured general obligation of the Company and such subsidiary, ranking equally with other unsecured obligations of the Company and such subsidiary. The obligation of the Company and each of Career's present and any future subsidiaries under its guarantee is full and unconditional.

  The Company has certain notes payable to shareholders of acquired companies. The notes payable bear interest at rates ranging from 5.0% to 8.0% and have repayment terms from January 1997 to March 1999. As of March 31, 1997, the Company owed approximately $24.2 million in such acquisition indebtedness.

  The Company has $1.0 million of 6% Convertible Subordinated Debentures outstanding as of December 31, 1996, which are convertible into Common Stock at a price of $1.375 per share. The debentures were converted into 727,272 shares of the Company's common stock on January 31, 1997.

INFLATION

  The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements. Generally, throughout the periods discussed above, the increases in revenue have resulted primarily from higher volumes, rather than price increases.

OTHER MATTERS

  Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard did not have a material effect on reported earnings, financial condition or cash flows.

  In fiscal 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans, either through recognition or disclosure. The Company adopted this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. The adoption of this standard will not impact results of operations, financial position or cash flows.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented.

FORWARD LOOKING STATEMENTS

  Statements made in this Report regarding the Company's expectations or beliefs concerning future events, including capital spending, expected results and the Company's liquidity situation during 1997, should be considered forward-looking and subject to various risks and uncertainties. The Company's actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under Risk Factors and elsewhere in the Company's Joint Proxy Statement/Prospectus dated October 8, 1996, the Company's Prospectus dated January 16, 1997, and as discussed in the Company's reports on Forms 10-Q and 8-K made under the Securities Exchange Act of 1934. For instance, the Company's results of operations may differ materially from those anticipated in the forward-looking statements due to, among other things: management's ability to effectively integrate the combined operations of Career and the Company; the Company's ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into its operations; the general level of economic activity in the Company's markets; increased price competition; changes in government regulations or interpretations thereof; and the continued availability of qualified temporary personnel--particularly in the information technology and other professional segments of the Company's businesses. In addition, the market price of the Company's stock may from time to time be significantly volatile as a result of, among other things: the Company's operating results; the operating results of other temporary staffing companies; and changes in the performance of the stock market in general.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
AccuStaff Incorporated

  We have audited the consolidated balance sheets of AccuStaff Incorporated and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AccuStaff Incorporated and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

Jacksonville, Florida
March 26, 1997

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                     ASSETS

                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1995
                                                      ------------ ------------
Current assets:
 Cash and cash equivalents...........................   $108,664     $ 35,695
 Reverse repurchase agreements.......................        --        48,449
 Accounts receivable, net of allowance of $7,048 and
  $2,448.............................................    249,161      110,056
 Due from associated offices, net....................     38,897       35,832
 Prepaid expenses....................................      7,216        3,261
 Deferred income taxes...............................      3,605        4,124
                                                        --------     --------
    Total current assets.............................    407,543      237,417
Furniture, equipment, and leasehold improvements,
net..................................................     25,803       11,336
Goodwill, net........................................    447,595       95,208
Other assets.........................................     16,174        4,627
                                                        --------     --------
    Total assets.....................................   $897,115     $348,588
                                                        ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and convertible debt..................   $ 13,723     $ 17,779
 Accounts payable and accrued expenses...............     58,694       18,458
 Accrued payroll and related taxes...................     64,201       35,240
                                                        --------     --------
    Total current liabilities........................    136,618       71,477
Convertible debt.....................................     86,250       88,550
Notes payable, long-term portion.....................     17,283        4,510
Deferred income taxes................................      2,043          556
                                                        --------     --------
    Total liabilities................................    242,194      165,093
                                                        --------     --------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value; 10,000,000 shares
  authorized; no shares issued and outstanding.......        --           --
 Common stock, $.01 par value; 150,000,000 shares
  authorized; 96,551,702 and 71,428,194 shares issued
  and outstanding....................................        966          715
 Additional contributed capital......................    592,948      143,193
 Retained earnings...................................     65,441       39,666
                                                        --------     --------
                                                         659,355      183,574
  Less: deferred stock compensation..................     (4,434)         (79)
                                                        --------     --------
  Total stockholders' equity.........................    654,921      183,495
                                                        --------     --------
  Total liabilities and stockholders' equity.........   $897,115     $348,588
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
          (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                             YEAR ENDED   YEAR ENDED  YEAR ENDED
                                            DECEMBER 31, DECEMBER 31, JANUARY 1,
                                                1996         1995        1995
                                            ------------ ------------ ----------
Revenue...................................   $1,448,624    $725,982    $511,570
Cost of revenue...........................    1,111,358     567,662     400,916
                                             ----------    --------    --------
 Gross profit.............................      337,266     158,320     110,654
                                             ----------    --------    --------
Operating expenses:
 General and administrative...............      202,221      94,509      66,596
 Remittance to franchisees................       21,211      18,489      16,975
 Depreciation and amortization............       18,075       5,920       4,446
                                             ----------    --------    --------
    Total operating expenses..............      241,507     118,918      88,017
                                             ----------    --------    --------
    Income from operations................       95,759      39,402      22,637
                                             ----------    --------    --------
Other income (expense):
 Interest expense, net....................       (2,852)     (2,234)     (2,845)
 Other....................................      (28,502)        146          46
                                             ----------    --------    --------
    Total other expense, net..............      (31,354)     (2,088)     (2,799)
                                             ----------    --------    --------
Income before provision for income taxes
and extraordinary item....................       64,405      37,314      19,838
Provision for income taxes................       36,463      11,245       6,357
                                             ----------    --------    --------
Income before extraordinary item..........       27,942      26,069      13,481
Extraordinary loss on retirement of debt,
 net of $933 income tax benefit...........           --          --      (1,403)
                                             ----------    --------    --------
Net income................................       27,942      26,069      12,078
Preferred stock dividend requirement......           --          --        (175)
                                             ----------    --------    --------
Net income applicable to common
stockholders..............................   $   27,942    $ 26,069    $ 11,903
                                             ==========    ========    ========
Income per share of common and common
share equivalents:
Income before extraordinary item..........   $     0.31    $   0.41    $   0.27
Extraordinary item........................           --          --    $  (0.03)
                                             ----------    --------    --------
Earnings per share........................   $     0.31    $   0.41    $   0.24
                                             ==========    ========    ========
Weighted average number of common share
 and common share equivalents outstanding.      100,410      66,379      49,071
                                             ==========    ========    ========
Unaudited pro forma data (Note 2):
 Net income applicable to common
  stockholders before provision for pro
  forma income taxes......................   $   27,942    $ 26,069    $ 11,903
 Provision for pro forma income taxes.....       (3,642)      3,144       1,592
                                             ----------    --------    --------
    Pro forma net income applicable to
    common stockholders...................   $   31,584    $ 22,925    $ 10,311
                                             ==========    ========    ========
Pro forma earnings per share..............   $     0.35    $   0.36    $   0.21
                                             ==========    ========    ========

         See accompanying notes to consolidated financial statements.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                             YEAR ENDED   YEAR ENDED  YEAR ENDED
                                            DECEMBER 31, DECEMBER 31, JANUARY 1,
                                                1996         1995        1995
                                            ------------ ------------ ----------
Cash flows from operating activities:
 Net income...............................    $ 27,942     $ 26,069    $12,078
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization...........      18,075        5,920      4,446
  Provision for doubtful accounts.........       3,862        1,935      1,649
  Extraordinary loss on retirement of
  debt....................................          --           --      2,336
  Deferred income taxes...................       4,713          (77)    (2,172)
  Other, net..............................         537          384         27
  Changes in certain assets and
  liabilities:
   Accounts receivable....................     (72,181)     (16,100)   (14,276)
   Due from associated offices............      (3,250)        (501)    (9,332)
   Prepaid expenses.......................       4,905         (216)     1,007
   Other assets...........................        (379)        (327)      (190)
   Accounts payable and accrued expenses..      23,873        1,180      4,322
   Accrued payroll and related taxes......        (156)       3,710      8,350
                                              --------     --------    -------
    Net cash provided by operating
    activities............................       7,941       21,977      8,245
                                              --------     --------    -------
Cash flows from investing activities:
 Investment in reverse repurchase
  agreement, net..........................      48,449      (48,449)        --
 Purchases of investments.................     (10,438)      (2,028)    (8,150)
 Sales and maturities of investments......          --        8,842      1,336
 Purchase of furniture, equipment and
  leasehold improvements..................     (11,343)      (6,255)    (1,813)
 Restricted cash..........................          --           --      1,761
 Purchase of businesses including
  additional earn-outs on acquisitions,
  net of cash acquired....................    (354,591)     (63,428)    (1,317)
                                              --------     --------    -------
    Net cash used in investing activities.    (327,923)    (111,318)    (8,183)
                                              --------     --------    -------
Cash flows from financing activities:
 Credit facilities, including bank
  overdraft, net..........................          --      (24,007)   (19,415)
 Proceeds from issuance of common stock...     431,654       74,420     60,227
 Proceeds from issuance of convertible
  debt....................................          --       85,663      2,300
 Repayment of convertible debt............          --           --    (23,000)
 Borrowings on notes payable..............          --        8,873     79,049
 Repayments on notes payable..............     (35,322)     (17,655)   (87,803)
 Distributions to former shareholders of
  acquired S-corp.........................      (3,381)      (2,350)       (90)
 Dividends paid on preferred stock........          --           --     (1,282)
 Redemption of preferred stock............          --           --     (8,745)
 Financing costs paid.....................          --         (633)      (608)
                                              --------     --------    -------
    Net cash provided by financing
    activities............................     392,951      124,311        633
                                              --------     --------    -------
Net increase in cash and cash equivalents.      72,969       34,970        695
Cash and cash equivalents, beginning of
year......................................      35,695          725         30
                                              --------     --------    -------
Cash and cash equivalents, end of year....    $108,664     $ 35,695    $   725
                                              ========     ========    =======

          See accompanying notes to consolidated financial statements.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                             YEAR ENDED   YEAR ENDED  YEAR ENDED
                                            DECEMBER 31, DECEMBER 31, JANUARY 1,
                                                1996         1995        1995
                                            ------------ ------------ ----------
CASH FLOW INFORMATION
 Interest paid.............................   $ 7,819      $ 2,708      $3,396
 Income taxes paid.........................    19,765      $12,244      $5,498

NON-CASH INVESTING AND FINANCING ACTIVITIES

  During fiscal 1994, the Company acquired all of the outstanding stock of Debbie Temps, Inc. and reacquired several franchises from franchise owners. In connection with the acquisitions, liabilities were assumed as follows:

      Fair value of assets acquired.................................... $ 5,228
      Cash paid for the capital stock..................................  (1,266)
                                                                        -------
      Liabilities assumed.............................................. $ 3,962
                                                                        =======

  In fiscal 1994 a member of the Board of Directors of the Company converted a $500 subordinated debenture for 399,996 shares of common stock. Also in 1994, 90,000 shares of stock were issued to the President and Chief Executive Officer pursuant to the terms of a restricted stock grant.

  During fiscal 1995, the Company completed numerous acquisitions (see note 3). In connection with the acquisitions, liabilities were assumed as follows:

      Fair value of assets acquired................................... $100,198
      Cash paid.......................................................  (60,328)
                                                                       --------
      Liabilities assumed............................................. $ 39,870
                                                                       ========

  In fiscal 1995, convertible subordinated debentures of $1,500 were converted by the Company into 1,127,262 shares of common stock.

  During fiscal 1996, the Company completed numerous acquisitions (see Note 3). In connection with the acquisitions, liabilities were assumed as follows:

      Fair value of assets acquired.................................. $ 437,724
      Cash paid......................................................  (341,154)
                                                                      ---------
      Liabilities assumed............................................ $  96,570
                                                                      =========

  In fiscal 1996, Convertible Subordinated Debentures of $1,300 were converted by the Company into 1,040,000 shares of common stock. Also, 345,000 shares of stock were issued to the President and Chief Executive Officer pursuant to the terms of a restricted stock grant.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                           PREFERRED
                             STOCK       COMMON STOCK    ADDITIONAL              DEFERRED
                         ------------- ----------------- CONTRIBUTED RETAINED     STOCK
                         SHARES AMOUNT   SHARES   AMOUNT   CAPITAL   EARNINGS  COMPENSATION  TOTAL
                         ------ ------ ---------- ------ ----------- --------  ------------ --------
Balance, January 2,
 1994...................   --   $ --    5,149,817  $ 51   $  7,381   $ 3,224     $  (278)   $ 10,378
 Common stock issued
  under employee stock
  purchase plan.........   --     --       12,760   --          96       --          --           96
 Sale of common stock...   --     --    3,358,436    34     59,817       --          --       59,851
 Conversion of
  subordinated
  debentures............   --     --       66,666     1        499       --          --          500
 Issuance of restricted
  stock.................   --     --       15,000   --         --        --          --
 Preferred stock
  dividend accrual......   --     --          --    --        (175)      --          --         (175)
 Exercise of stock
  options and related
  tax benefits..........   --     --       21,105   --         255       --          --          255
 Exercise of warrants...   --     --      449,869     5         21       --          --           26
 Amortization of
  unearned compensation.   --     --          --    --         --        --          103         103
 Net income.............   --     --          --    --         --     12,078         --       12,078
 Distribution to former
  shareholders of
  acquired
  S-corporation.........   --     --          --    --         --        (57)        --          (57)
                          ----  -----  ----------  ----   --------   -------     -------    --------
Balance, January 1,
 1995...................   --     --    9,073,653    91     67,894    15,245        (175)     83,055
 Sale of common stock...   --     --    2,500,000    25     72,378       --          --       72,403
 Conversion of
  subordinated
  debentures............   --     --      187,877     2      1,498       --          --        1,500
 Exercise of stock
  options and related
  tax benefit...........   --     --      143,169     2      2,018       --          --        2,020
 Amortization of
  unearned compensation.   --     --          --    --         --        --           96          96
 Net income.............   --     --          --    --         --     26,069         --       26,069
 McKinley income for the
  three months ended
  December 31, 1994.....   --     --          --    --         --        702         --          702
 Distribution to former
  shareholders of
  Acquired S-
  corporation...........   --     --          --    --         --     (2,350)        --       (2,350)
 2 for 1 stock split....   --     --   11,904,699   119       (119)      --          --          --
                          ----  -----  ----------  ----   --------   -------     -------    --------
Balance December 31,
 1995...................   --     --   23,809,398   239    143,669    39,666         (79)    183,495
 3 for 1 stock split....   --     --   47,618,796   476       (476)      --          --          --
 Sale of common stock...   --     --   20,017,575   200    424,477       --          --      424,677
 Conversion of
  subordinated
  debentures............   --     --    1,040,000    10      1,290       --          --        1,300
 Issuance of restricted
  stock.................   --     --      345,000     3      4,889       --       (4,892)        --
 Exercise of stock
  options and related
  tax benefit...........   --     --    2,726,412    27     17,013       --          --       17,040
 Vesting of restriced
  stock.................   --     --          --    --         --        --          537         537
 Net income.............   --     --          --    --         --     27,942         --       27,942
 Issuance of stock
  related to business
  combinations..........   --     --      994,521    11      2,086     1,214         --        3,311
 Distribution to former
  shareholders of
  acquired
  S-corporation.........   --     --          --    --         --     (3,381)        --       (3,381)
                          ----  -----  ----------  ----   --------   -------     -------    --------
Balance, December 31,
 1996...................   --   $ --   96,551,702  $966   $592,948   $65,441     $(4,434)   $654,921
                          ====  =====  ==========  ====   ========   =======     =======    ========

          See accompanying notes to consolidated financial statements.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (dollar amounts in thousands except for per share amounts)

1. DESCRIPTION OF BUSINESS:

  AccuStaff Incorporated and Subsidiaries (the Company) is a national provider of strategic staffing and outsourcing services to businesses, professional and service organizations and governmental agencies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Basis of Presentation

  On January 2, 1996 the Company acquired all of the stock of PTA International, d/b/a Perma Temp Agency (PTA) in exchange for 1,766,844 shares of the Company's common stock. On June 19, 1996 the Company acquired all of the stock of The McKinley Group, Inc. (McKinley) in exchange for 1,857,150 shares of the Company's common stock. Through March 31, 1996, McKinley had revenue and net income of $6,200 and $1,200, respectively. On November 14, 1996 the Company acquired all of the stock of Career Horizons, Inc. (Career) in exchange for 27,636,523 shares of the Company's common stock. Through September 30, 1996, Career had revenue and net income of $444,300 and $12,800, respectively. On December 12, 1996, the Company acquired all of the stock of HJM Consulting, Inc, (HJM) in exchange for 2,250,000 shares of the Company's common stock. Through September 30, 1996, HJM had revenue and a net loss of $20,000 and $100, respectively. These acquisitions have been accounted for under the pooling of interests method of accounting. Accordingly, the consolidated financial statements of the Company have been restated to give retroactive effect to the mergers and all share and per share data presented herein has been converted into the Company's shares and earnings per share, respectively, in accordance with the exchange ratios documented in the merger agreements. McKinley's former fiscal years ended on September 30, 1995, 1994 and 1993. The fiscal years ended September 30, 1994 and 1993 of McKinley were combined with the years ended January 1, 1995 and January 2, 1994, respectively. The calendar year ended December 31, 1995 of McKinley was combined with the fiscal year ended
December 31, 1995 for AccuStaff. An adjustment to AccuStaff's retained earnings for the income of McKinley for the three months ended December 31, 1994 has been made to properly state the equity balance of the Company at December 31, 1995. Career's former fiscal years ended on June 30, 1995, 1994 and 1993. The calendar year 1996, 1995 and 1994 results of Career were combined with the fiscal years ended December 31, 1996, December 31, 1995 and January 1, 1995 for the Company. The reconciliation below details the effects of the poolings detailed above on the previously reported revenues, net income, stockholders' equity and earnings per share of the Company.

                                                 YEAR ENDED       YEAR ENDED
                                              DECEMBER 31, 1995 JANUARY 1, 1995
                                              ----------------- ---------------
   Revenue as previously reported............     $267,616         $137,051
   Revenues, Career..........................      385,289          334,088
   Revenues, other...........................       73,077           40,431
                                                  --------         --------
   Revenues, as restated.....................     $725,982         $511,570
                                                  ========         ========
   Net income, as previously reported........     $  8,699         $  3,005
   Net income, Career........................        9,328            4,851
   Net income other..........................        8,042            4,222
                                                  --------         --------
   Net income, as restated...................     $ 26,069         $ 12,078
                                                  ========         ========
   Earnings per share, as previously
   reported..................................     $   0.22         $   0.12
   Increase attributable to Career...........         0.10             0.06
   Increase attributable to other............         0.09             0.06
                                                  --------         --------
   Earnings per share, as restated...........     $   0.41         $   0.24
                                                  ========         ========

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

           (dollar amounts in thousands except for per share amounts)

                                  YEAR ENDED       YEAR ENDED      YEAR ENDED
                               DECEMBER 31, 1995 JANUARY 1, 1995 JANUARY 2, 1994
                               ----------------- --------------- ---------------
Stockholders' equity, as
previously reported..........      $109,563          $26,311         $ 3,568
Stockholders' equity, Career.        60,903           50,111           4,343
Stockholders' equity, other..        13,029            6,633           2,467
                                   --------          -------         -------
Stockholders' equity, as
restated.....................      $183,495          $83,055         $10,378
                                   ========          =======         =======

 Basis of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Additionally, the Company's 49 percent owned affiliate, PeopleSystems, Inc., has been accounted for as a consolidated subsidiary, due to the Company's control by an agreement. All intercompany transactions have been eliminated in the accompanying consolidated financial statements.

 Fiscal Year

  During 1996, the Company changed its fiscal year to a calendar year. In the prior years, the fiscal year ended on the Sunday closest to December 31 of each year. All fiscal years presented herein consist of 52 weeks.

 Cash and Cash Equivalents

  Cash and cash equivalents include deposits in banks, government money market funds, and short-term investments with original maturities of 90 days or less.

 Reverse Repurchase Agreements

  Reverse repurchase agreements as of December 31, 1995 had a maturity date of less than 90 days and were collateralized by U.S. Treasury Securities in an amount equal to 102% of the agreements' value.

 Investments

  The Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). SFAS No. 115 requires that investments in debt and equity securities be designated as trading, held-to-maturity, or available-for-sale. These reporting categories determine the recognition and measurement of investments in the Company's financial statements.

  On August 8, 1996, the Company purchased a 9.9% interest in Payroll Transfers, Inc. through an 8% convertible subordinated debt instrument which matures August 8, 2004. In addition, the Company has an option to purchase an additional 10% of Payroll Transfers, Inc. for $18,729, which expires on July 29, 1997. The shares are not publicly traded and therefore do not have a readily determinable value as to be accounted for under SFAS No. 115. Consequently, the Company has stated the investment at the lower of cost or market method. The investment has been included in other assets.

 Furniture, Equipment, and Leasehold Improvements

  Furniture, equipment, and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 15 years. Amortization of leasehold improvements is computed using the straight-line method over the useful life of the asset or the term of the lease, whichever is shorter. Costs associated with the development of the Company's proprietary software package have been

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

           (dollar amounts in thousands except for per share amounts) deferred and are being amortized over a five-year period. Total depreciation and amortization expense was $5,955, $2,389 and $2,413 for 1996, 1995 and 1994 respectively. Accumulated depreciation and amortization of furniture, equipment and leasehold improvements as of December 31, 1996 and 1995 was $22,728 and $12,404, respectively.

 Goodwill

  Goodwill represents the excess of cost over fair value of net tangible assets acquired through acquisitions. Such excess of cost over fair value of net tangible assets acquired is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Management periodically reviews the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the goodwill which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. Accumulated amortization was $23,057 and $10,708 as of December 31, 1996 and 1995, respectively.

 Revenue Recognition

  The Company recognizes as revenue, at the time the staffing services are provided, the amounts billed to clients of Company-owned offices and substantially all franchisees. In all such cases, the temporary worker is the Company's employee and all costs of employing the temporary worker are the responsibility of the Company and are included in cost of services. The accounts receivable of such franchisees belong to the Company and are included with those of the Company-owned operations, as accounts receivable, in the consolidated balance sheets.

  With respect to services performed for independent temporary personnel firms ("Associated Offices") and certain other franchisees, the Company records the service fee it receives as revenue. In such cases, the temporary worker is not employed by the Company. All costs are the responsibility of the Associated Office or the franchisee and are not included in cost of services. The Company advances to such Associated Offices and franchisees the amounts billed to their clients and includes the amount of the advances on the Company's consolidated balance sheets as Due from Associated Offices.

  The Company recognizes revenue from franchise fees when it has performed substantially all its obligations under its agreement.

 Advertising Costs

  Advertising costs are expensed as incurred except for advertising costs which have a contractual life. Advertising costs with a contractual life are amortized over the life of the contract, not to exceed one year.

 Income Taxes

  Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

           (dollar amounts in thousands except for per share amounts)

 Earnings Per Share

  Net income per share has been computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of restricted stock, convertible debentures, and stock options (calculated using the treasury stock method). Pursuant to the requirements of the Securities and Exchange Commission, common and common share equivalents issued at prices below the initial public offering price of $1.75 per share during the twelve months immediately preceding the effective date of the Company's initial public offering have been included in the calculation of common and common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented.

 Remittance to Franchisees

  The remittance to franchisees is that portion of gross profit owed to substantially all franchisees after deduction of fees and expenses.

 Pervasiveness of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although management believes these estimates and assumptions are adequate, actual results may differ from the estimates and assumptions used.

 Recent Accounting Pronouncements

  The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement became effective beginning with the Company's first quarter of fiscal year 1996 and did not have a material effect on the Company's financial position or results of operations. Upon adoption of SFAS No. 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense (see Note 9).

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented.

 Reclassifications

  Certain amounts have been reclassified in 1994 and 1995 to conform to the 1996 presentation.

 Unaudited Pro Forma Data

  PTA International (PTA), The McKinley Group, Inc. (McKinley) and HJM Consulting, Inc. (HJM), prior to their acquisition by the Company, had elected to be treated as S Corporations for federal and state income tax purposes. As such, the taxable income of each company was reported to and subject to tax to its respective shareholders. The unaudited pro forma provision for income taxes reported on the consolidated statements of income provides approximate federal and state income taxes (by applying statutory income tax rates) that would have been incurred if PTA, McKinley and HJM had been subject to tax as a C Corporation.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

           (dollar amounts in thousands except for per share amounts)

3. ACQUISITIONS:

 For the year ended December 31, 1996

  The Company has completed numerous acquisitions during 1996 including PTA, McKinley, Career and HJM for which the financial statements have been restated (See Note 2). In addition, the Company has acquired the following companies which have been accounted for under the purchase method of accounting: the stock of Tekna, Inc.; the stock of Goldfarb-Wasson Associates, Inc. d/b/a/ GW Consulting, and an affiliated company; the stock of Programming Enterprises, Inc. d/b/a Mini-Systems Associates; the assets of Zeitech, Inc; the stock of Excel Temporary Services, Inc. and affiliated companies; the assets of Career Enhancement International, Inc.; the assets of Advantage Personnel Services, Inc. and an affiliated company; the stock of Additional Technical Support, Inc. and affiliated companies; the stock of Management Search, Inc.; the assets of HNS Software, Inc.; the assets of American Computer Professionals, Inc.; the assets of Alternative Temps, Inc.; the stock of Century Temporary Services, Inc. d/b/a CenCor Temporary Services and its affiliate; the assets of Richard Michael Temps, Inc. and its affiliate; the assets of Why Systems, Inc.; the assets of TempsAmerica East, Inc. and affiliated companies; the stock of Project Professionals, Inc.; the assets of Logue & Rice, Inc. and the stock of its affiliated companies; the stock of Contact Recruiters, Inc. and an affiliated company; the stock of Openware Technologies, Inc.; the assets of Dial A Temporary, Inc.; the assets of CAD Design, Inc.; the assets of Alta Technical Services, Inc.; the assets of In-House Counsel, Inc.; the assets of TRAK Services, Inc.; the stock of Perspective Technology, Inc.; the stock of Datacorp Business Systems, Inc.; the stock of the Daedalian Group, Inc. d/b/a Berger & Co.; the assets of North American Consulting Services, Inc.; the stock of TSG Professional Services, Inc.; the stock of Contracted Services Group, Inc. d/b/a The Blackstone Group; the stock of Scientific Staffing, Inc. and affiliated companies; and the assets of Resource Solutions Group, Inc. The aggregate purchase price of the acquisitions during 1996, being accounted for under the purchase method of accounting was $375,800, comprised of $345,500 in cash, $28,300 in notes payable to former shareholders and $2,000 in the Company's common stock.

  In addition, certain former shareholders of the acquired companies are eligible to receive contingent consideration upon attainment of certain earnings targets. The excess of the purchase price over the fair value of the tangible assets (goodwill) was $357,985 and is being amortized on a straight line basis over periods ranging from 15 to 32.5 years, including any contingent consideration paid for the purchase method acquisitions.

  The Company merged with Staffware, Inc. and Legal Support Personnel, Inc. which were accounted for under the pooling-of-interests method of accounting. The Company acquired all of the stock of the companies in exchange for 926,486 shares of the Company's common stock. Due to the immaterial effect on prior periods, the Company's historical financial statements have not been restated.

 For the year ended December 31, 1995

  In the year ended December 31, 1995, the Company completed the following acquisitions which have been accounted for under the purchase method of accounting: the assets of Contemporary Personnel, Inc.; the assets of Staffing Resources, Inc. and its affiliated companies; the stock of DuPay enterprises, Inc. d/b/a ASOSA Personnel; the stock of Staff Additions, Inc.; the stock of LawStaf, Inc.; the stock of Attorneys Per Diem, Inc.; the stock of Matthews Professional Employment Specialists, Inc.; the assets of Special Counsel International, Inc. and its affiliated companies; the stock of Bogard Temps, Inc.; the stock of Contract Staffing Group, Inc. d/b/a Computer Consulting Group; the stock of Professionals For Computing, Inc.; the stock of Computer Professionals, Inc.; the stock of HR Management Services, Inc.; and the stock of Advance/Possis Technical Services, Inc. The aggregate purchase price of the acquisitions in the year ended December 31, 1995 was $82,100, comprised of $60,100 in cash and $22,000 in notes payable to the former shareholders. The aggregate excess of the purchase price over the fair value of net tangible assets acquired (goodwill) was $74,700 and is

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

           (dollar amounts in thousands except for per share amounts) being amortized on a straight line basis over periods ranging from 15 to 40 years. During 1996, the Company paid $6,500 of contingent consideration related to the acquisitions completed in the year ended December 31, 1995. This amount has been capitalized and is being amortized over the remaining goodwill lives for each respective acquisition.

 For the year ended January 1, 1995

  On March 2, 1994, the Company acquired all of the outstanding stock of Debbie Temps, Inc. (Debbie Temps), a provider of personnel on a temporary, permanent or temporary to permanent basis in Illinois for $4,100. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $3,085 and is being amortized on a straight-line basis over 15 years.

 Pro Forma results of operations

  The unaudited pro forma results of operations listed below include the effects of the purchases discussed above and reflect purchase accounting adjustments and other pro-forma adjustments, including reduction of officers' compensation as the result of negotiated employment agreements, assuming the acquisitions had occurred at the beginning of the year in which each company was acquired and also at the beginning of the preceding year. The results detailed below for fiscal 1996, include $28,502 in non-recurring acquisition costs related to the mergers with McKinley, Career, and HJM. Exclusive of the non-recurring costs, net income and earnings per share would have been $63,900 and $0.66, respectively. These pro forma amounts are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be projections of future results and do not reflect any synergies that might be achieved from combined operations.

                                                          FISCAL
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------- ----------  ----------
                                             (UNAUDITED) (UNAUDITED) (UNAUDITED)
   Revenue.................................. $1,671,968  $1,459,075   $629,288
   Net income...............................     37,348      32,645     10,605
   Earnings per share....................... $     0.40  $     0.46   $   0.22

4. NOTES PAYABLE:

  Notes payable at December 31, 1996 and 1995 consisted of the following:

                                                                  FISCAL
                                                             -----------------
                                                               1996     1995
                                                             -------- --------
Credit facilities........................................... $    --  $    --
Note payable to former shareholder of Special Counsel
 International, including interest at 5.5% compounded
 annually, paid January 2, 1996.............................      --     9,190
Note payable to former shareholders of Computer
 Professionals, including interest at 5.73% compounded
 annually due October 31, 1998..............................    2,161    3,000
Note payable to Contemporary including interest at 6.19%
 payable in twelve quarterly installments, beginning on
 April 1, 1995 and $174 including interest at 6.34%, payable in thirty equal monthly installments beginning on August 1,
 1995.......................................................      907    1,603
Note payable to Contract Staffing Group, Inc., interest at
 prime, compounded annually paid January 2, 1996............      --     3,856

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

           (dollar amounts in thousands except for per share amounts)

                                                                     FISCAL
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
Note payable to Professionals for Computing, Inc. , interest at
 prime less .5%, compounded annually due December 2, 1996......  $    -- $ 3,110
Note payable to former shareholders of GW Consulting, including
 interest at 8.0% compounded annually, due January 2, 1999.....    2,500     --
Note payable to former shareholders of Additional Technical
 Support, Inc. including interest at 6.375% compounded
 annually, payable quarterly through. February , 1999..........    2,867     --
Note payable to former shareholders of Logue & Rice, Inc.
 including interest at 5.05% compounded annually, due in 1997..    2,000     --
Note payable to former shareholders of Resource Solutions
 Group, Inc. including interest at 5.96% compounded annually,
 due January 2, 1997 and $800 due November 30, 1999............    3,380     --
Note payable to former shareholder of ScientificStaffing, Inc.
 including interest at 6.02% compounded annually, due March 1,
 1999..........................................................    1,500     --
Note payable to former shareholder of Perspective Technology
 Corp., including interest at 5.76% compounded annually, due
 August 15, 1998...............................................    1,375     --
Note payable to former shareholder of The Blackstone Group,
 including interest at 6.02% compounded annually, due December
 31, 1998......................................................    2,500     --
Note payable to former shareholder of North American Consulting
 Services, Inc. including interest at 5.98% compounded
 annually, due September 17, 1998..............................    1,300     --
Note payable to former shareholder of HNS Software, Inc.,
 including interest at 4.99% compounded annually, due March 31,
 1999..........................................................    1,200     --
Notes payable to Management Search, Inc., including interest at
 Libor plus 1.25% compounded annually due September 4, 1997....    1,469     --
Notes payable to former shareholders of TSG, including interest
 at prime, compounded annually due September 16, 1998..........    2,000     --
Other notes payable, including interest at 5.33% to 6.50%, due
 in 1997 through 1998..........................................    4,847   1,530
                                                                 ------- -------
                                                                  30,006  22,289
                                                                 ------- -------
Current portion of notes payable...............................   12,723  17,779
                                                                 ------- -------
Long-term portion of notes payable.............................  17, 283 $ 4,510
                                                                 ======= =======

  The revolving credit facility contains certain covenants, such as requiring the Company to maintain specified current and tangible net worth ratios and does not permit the payment of dividends. The facility is collateralized by substantially all of the Company's assets. The Company was in compliance with all covenants as of December 31, 1996 and 1995.

  On February 1, 1996, the revolving credit facility was amended and restated, increasing the available line from $25,000 to $100,000. On May 2, 1996, the facility was again amended increasing the available line to $150,000. The facility has a five year maturity and bears interest using an incentive pricing model based on the LIBOR, federal funds, or the prime rate.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

           (dollar amounts in thousands except for per share amounts) Maturities of loans and convertible debt (see Note 13), are as follows for the fiscal years subsequent to December 31, 1996:

   FISCAL YEAR
   -----------
    1997............................................................... $ 13,723
    1998...............................................................   11,206
    1999...............................................................    6,077
    2000...............................................................      --
    2001...............................................................      --
    Thereafter.........................................................   86,250
                                                                        --------
                                                                        $117,256
                                                                        ========

5. COMMITMENTS AND CONTINGENCIES:

 Leases

  The Company leases office space under various noncancellable operating leases. The following is a schedule of future minimum lease payments with terms in excess of one year:

   FISCAL YEAR
   -----------
    1997................................................................ $11,720
    1998................................................................   8,479
    1999................................................................   6,406
    2000................................................................   3,955
    2001................................................................   1,385
    Thereafter..........................................................   3,327
                                                                         -------
                                                                         $35,272
                                                                         =======

  Total rent expense for fiscal 1996, 1995, and 1994 was $11,325, $5,234 and $4,022 respectively.

  The Company is a party to a number of lawsuits and claims arising out of the conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending will not have a material adverse effect on the Company's financial position.

6. INCOME TAXES:

  A comparative analysis of the provision for income taxes is as follows:

                                                               FISCAL
                                                       ------------------------
                                                        1996    1995     1994
                                                       ------- -------  -------
   Current:
    Federal........................................... $29,262 $ 9,492  $ 6,795
    State and local...................................   5,194   2,133    1,768
                                                       ------- -------  -------
                                                        34,456  11,625    8,563
                                                       ------- -------  -------
   Deferred:
    Federal...........................................   1,565    (286)  (2,141)
    State and local...................................     442     (94)     (65)
                                                       ------- -------  -------
                                                         2,007    (380)  (2,206)
                                                       ------- -------  -------
                                                       $36,463 $11,245  $ 6,357
                                                       ======= =======  =======

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

           (dollar amounts in thousands except for per share amounts)

  The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income before provision for income taxes is attributable to the following:

                                                  FISCAL
                          ----------------------------------------------------------
                                 1996                1995               1994
                          ------------------- ------------------- ------------------
                          AMOUNT   PERCENTAGE AMOUNT   PERCENTAGE AMOUNT  PERCENTAGE
                          -------  ---------- -------  ---------- ------  ----------
Tax computed using the
 federal statutory rate.  $22,542     35.0%   $13,060     35.0%   $6,745     34.0%
State income taxes, net
 federal income tax
 effect.................    2,825      4.4      1,567      4.2     1,408      7.1
Alternative minimum tax.      --       --         --       --       (132)     (.7)
Pre-acquisition earnings
 of acquired S
 corporations...........   (1,081)    (1.7)    (3,144)    (8.4)   (1,592)    (8.0)
Acquired subsidiaries
 change from cash to
 accrual basis..........    4,723      7.3        --       --        --       --
Non-deductible merger
 expenses...............    7,250     11.3        --       --
Permanent differences
 and other..............      204       .3       (238)     (.6)     (72)     (.4)
                          -------     ----    -------     ----    ------     ----
                          $36,463     56.6%   $11,245     30.2%   $6,357     32.0%
                          =======     ====    =======     ====    ======     ====

  The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets are as follows:

                                                                  FISCAL
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
Gross deferred tax assets:
 Self-insurance reserves..................................... $ 5,124  $ 3,339
 Deferred income.............................................      71      312
 Allowance for doubtful accounts receivable..................   1,124      678
 Purchase accounting adjustments.............................   2,242       --
 Other.......................................................   1,171      386
                                                              -------  -------
    Total gross deferred tax assets..........................   9,732    4,715
                                                              -------  -------
Gross deferred tax liabilities:
 Amortization of computer software costs.....................    (128)    (113)
 Depreciation and amortization of furniture, equipment and
 leasehold improvements......................................  (1,970)    (538)
 Amortization of goodwill....................................  (2,034)     (53)
 Acquired subsidiaries change from cash to accrual basis.....  (3,746)    (443)
 Other.......................................................    (292)     --
                                                              -------  -------
 Total gross deferred tax liabilities........................  (8,170)  (1,147)
                                                              -------  -------
    Net deferred income tax asset............................ $ 1,562  $ 3,568
                                                              =======  =======

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

           (dollar amounts in thousands except for per share amounts)

  The net deferred income tax assets (liabilities) are reflected in the accompanying consolidated balance sheets as follows:

                                                                    FISCAL
                                                                ---------------
                                                                 1996     1995
                                                                -------  ------
   Net deferred income tax assets--current portion............. $ 3,605  $4,124
   Net deferred income tax liabilities-non-current portion.....  (2,043)   (556)
                                                                -------  ------
                                                                $ 1,562  $3,568
                                                                =======  ======

  Management has determined, based on the history of prior taxable earnings and its expectations for the future, taxable income will more likely than not be sufficient to fully realize deferred tax assets and, accordingly, has not reduced deferred tax assets by a valuation allowance.

8. EMPLOYEE BENEFIT PLANS:

 Profit Sharing Plan

  The Company has a noncontributory profit sharing plan that includes a 401(k) plan, which covers all non-highly compensated (as defined by IRS regulations) full time employees over age twenty-one with at least one year of employment and 1,000 hours of service. The Company also has a non-qualified deferred compensation plan for its highly compensated employees. The Company may make annual contributions at the discretion of the Board of Directors, but contributions are limited to the maximum amount allowed under the provisions of the Internal Revenue Code. The Company did not contribute to the profit sharing plan during fiscal 1996, 1995, or 1994.

  The Company's subsididary, Career, has a 401(k) plan for all of their non-highly compensated employees (as defined by IRS regulations) and temporary employees, and a non-qualified deferred compensation plan for its highly compensated employees. The plans allow eligible employees to contribute up to 10% of compensation, as defined. Career matches employee contributions at 50% up to the first 5% of total compensation.

  The Company has assumed many 401(k) plans of acquired subsidiaries. The Company intends to merge these plans into the Company's plan in the future. Amounts charged to earnings with respect to the plans were $503, $383 and $306 for the years ended December 31, 1996, 1995 and 1994, respectively.

9. STOCKHOLDERS' EQUITY:

 Public Offerings of Common Stock

  On August 23, 1994, the Company completed its Initial Public Offering for the sale of 10,200,000 shares of common stock. Coincident with the offering, the underwriters of the offering exercised their 15% over-allotment option and accordingly an additional 1,800,000 shares of the Company's common stock were sold by the Company. The Company received $18,684 from the sale of the shares, net of underwriting discount and expenses associated with the offering. The net proceeds were used to repay all outstanding indebtedness under the Company's credit facility, which was approximately $4,900 and approximately $1,500 in acquisition indebtedness. The remaining proceeds were used primarily to fund additional acquisitions.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

           (dollar amounts in thousands except for per share amounts)

  On October 3, 1995, the Company completed another offering for the sale of 15,000,000 shares of common stock. The Company received $72,400 from the sale of the shares, net of underwriting discount and expenses associated with the offering. A portion of the net proceeds were used to repay all outstanding indebtedness under the Company's credit facility, which was approximately $8,500. The remaining proceeds, expended through December 31, 1995, were used primarily to fund additional acquisitions.

  In April 1996, the Company completed an offering for the sale of 11,790,000 shares of common stock. The Company received $304,900 million from the sale of the shares, net of underwriting discount and expenses associated with the offering. The net proceeds were used to repay all outstanding indebtedness under the Company's credit facility, which was approximately $92,800. The remaining proceeds have been used primarily to fund acquisitions.

  The Company's subsidiary, Career, prior to the date of the merger with the Company, completed offerings in which Career issued 16,085,365 shares of common stock, adjusted for the conversion to the Company's shares of common stock, in which Career received $161,200, net of underwriting discounts and expenses associated with the offerings. Career used a portion of the proceeds from its initial offering to repay subordinated notes. The repayment of the subordinated notes, the associated prepayment penalty and the write-off of unamortized bank financing costs in connection with the offering resulted in an extraordinary charge to earnings of $1,403, net of $933 income tax benefit in the year ended January 1, 1995.

 Incentive Employee Stock Plans

  Effective December 29, 1993, the Board of Directors approved the 1993 Stock Option Plan (the 1993 Plan) which provides for the granting of options for the purchase of up to an aggregate of 2,400,000 shares of common stock to key employees. Under the 1993 Plan, the Stock Option Committee (the Committee) of the Board of Directors has the disc retion to award stock options, stock appreciation rights (SARS) or restricted stock to employees. Options may be either incentive stock options or non-qualified options and the option price shall be established by the Committee. Incentive stock options may be granted at an exercise price not less than 100% of the fair market value of a share on the effective date of the grant and non-qualified options may be granted at an exercise price not less than 50% of the fair market value of a share on the effective date of the grant.

  On August 24, 1995, the Board of Directors approved the 1995 Stock Option Plan (the 1995 Plan), which provided for the granting of options up to an aggregate of 3,000,000 shares of common stock to key employees under terms and provisions similar to the 1993 Plan. During fiscal 1996, the 1995 Plan was amended to provide for the granting of an additional 6,000,000 shares.

  The Company has assumed the stock option plans of its acquired subsidiary, Career, in accordance with the terms of the merger agreement dated November 14, 1996. At the date of acquisition Career had 2,254,831 options outstanding under the plans which were assumed.

 Non-Employee Director Stock Plan

  Effective December 29, 1993, the Board of Directors of the Company approved a stock option plan (Director Plan) for nonemployee directors, whereby 600,000 shares of common stock have been reserved for issuance to non-employee directors. The Director Plan allows each non-employee director to purchase 60,000 shares at an exercise price equal to the fair market value at the date of the grant upon election to the Board. In addition, each non-employee direction is granted 20,000 options upon the anniversary date of the director's initial election date. The options become exercisable ratably over a five-year period and expire ten years from the date

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

           (dollar amounts in thousands except for per share amounts) of the grant. However, the options are exercisable for a maximum of three years after the individual ceases to be a director and if the director ceases to be a director within one year of appointment the options are canceled. The Company granted 120,000 options under the Director's Plan with an exercise price of $1.25 during fiscal 1994. In fiscal 1996, the Company granted 80,000 options under the Director's Plan at an average exercise price of $25.31.

  The following table summarizes the Company's Stock Option Plans:

                                                      RANGE OF       WEIGHTED
                                                      EXERCISE       AVERAGE
                                          SHARES       PRICES     EXERCISE PRICE
                                        ----------  ------------- --------------
Balance, January 3, 1994...............  2,966,470  $  0.18--1.39     $ 1.08
 Granted...............................    134,502  $  0.98--5.81       4.74
 Exercised.............................   (126,632) $  0.18--1.39       0.37
 Cancelled.............................    (75,000) $  1.25--1.25       1.25
                                        ----------  -------------     ------
Balance, January 1, 1995...............  2,899,340  $  0.18--5.81       1.16
 Granted...............................  3,879,846  $ 2.31--11.00       5.28
 Exercised.............................   (867,113) $  0.18--5.80       0.86
 Cancelled.............................     (6,640) $  1.39--5.81       2.20
                                        ----------  -------------     ------
Balance, December 31, 1995.............  5,905,433  $ 0.18--11.00       3.88
 Granted...............................  6,478,591  $11.27--33.75      19.50
 Exercised............................. (2,029,163) $ 0.18--12.09       2.76
 Cancelled.............................    (61,467) $ 5.81--22.22      11.69
                                        ----------  -------------     ------
Balance, December 31, 1996............. 10,293,394  $ 0.69--33.75     $13.67
                                        ==========  =============     ======

  The following table summarizes information about stock options outstanding at December 31, 1996:

                                         OUTSTANDING             EXERCISABLE
                                 ---------------------------- ------------------
                                                     AVERAGE            AVERAGE
                                            AVERAGE  EXERCISE           EXERCISE
EXERCISE PRICE RANGE               SHARES   LIFE (A)  PRICE    SHARES    PRICE
--------------------             ---------- -------  -------- --------- --------
$0.69--5.17.....................  3,618,969  6.52     $ 4.19  3,089,769  $ 4.44
$6.25--13.83....................  1,671,090  7.04      11.53    720,045   11.38
$14.50--14.50...................  1,920,000  9.07      14.50  1,104,000   14.50
$16.00--25.74...................    764,235  7.78      21.93    104,958   19.48
$26.125--33.75..................  2,319,100  9.76      26.61     30,600   26.31
                                 ----------  ----     ------  ---------  ------
Total .......................... 10,293,394  7.90     $13.67  5,049,372  $ 8.07
                                 ==========  ====     ======  =========  ======

--------
(a) Average contractual life remaining in years.

  At year-end 1995, options with an average exercise price of $3.28 were exercisable on 3.5 million shares; at year-end 1994, options with an average exercise price of $1.01 were exercisable on 1.5 million shares.

  The Company has adopted Statement of Financial Accounting Standards (SFAS) NO. 123, "Accounting for Stock-Based Compensation," issued in October 1995. As permitted by the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its employee stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

           (dollar amounts in thousands except for per share amounts) cost for options granted in 1995 and 1996, based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                       1996    1995
                                                      ------- -------
   Net income                           As reported   $27,942 $26,069
                                        Pro forma     $17,154 $23,374
   Fully diluted earnings per share     As reported   $  0.31 $  0.40
                                        Pro forma     $  0.21 $  0.37

  The weighted average fair values of options granted during 1996 and 1995 were $4.57 and $1.23 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                                       1996 1995
                                                                       ---- ----
   Expected dividend yield............................................  --   --
   Expected stock price volatility....................................  .30  .30
   Risk-free interest rate............................................ 5.90 6.89
   Expected life of options...........................................  3.5  3.5

  During Fiscal 1996, the Company's Board of Directors issued a restricted stock grant of 345,000 shares, under the 1995 Plan, to the Company's President and Chief Executive Officer, which vests over five years. The Company recorded $4,892 in deferred compensation expense which is being amortized on a straight line basis over vesting period of the grant.

 Other Common Stock Sales

  In 1994, the Company sold 320,004 shares of common stock, including 180,000 shares to a member of the Board of Directors, at $1.25 per share, representing the fair value at date of sale.

 Stock Splits

  Effective November 27, 1995, the Company's Board of Directors approved a two-for-one stock split of common stock for stockholders of record as of November 9, 1995. A total of $119 was transferred from additional contributed capital to the stated value of common stock in connection with the stock split. The par value of the common stock remains unchanged. All share and per share amounts have been restated to retroactively reflect the stock split.

  Effective March 6, 1996, the Company's Board of Directors approved a three-for-one stock split of common stock for stockholders of record as of March 20, 1996. A total of $476 was transferred from additional contributed capital to the stated value of common stock in connection with the stock split. The par value of the common stock remains unchanged. All share and per share amounts have been restated to retroactively reflect the stock split.

10. CONCENTRATION OF CREDIT RISK:

  The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company places its cash with what it believes to be high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

           (dollar amounts in thousands except for per share amounts)

11. SIGNIFICANT CUSTOMER INFORMATION:

  In January 1995, the Company was selected by American Transtech, Inc. ("ATI") to become the primary provider of temporary staffing services for ATI's Telecommunications Operations. Those services are being provided through PeopleSystems, Inc., an affiliate of the Company, utilizing the Company's temporary employees. The Company has provided staffing services to ATI, a subsidiary of AT&T, which has comprised 8%, 14%, and 8% of revenue for fiscal 1996, 1995, and 1994, respectively.

12. ACCRUED WORKERS' COMPENSATION CLAIMS:

  The Company is primarily self-insured with respect to workers' compensation claims for all employees, supplemented by insurance coverage which limits the Company's liability per occurrence. The limit of the Company's liability per occurrence ranges from $250 to $350 under the Company's self-insured plans. The excess insurance coverage provides coverage in excess of the limit of the Company's liability per occurrence. In addition, several of the Company's subsidiaries are fully insured under various plans and, therefore, are not included in the self insured plans.

  The Company has provided an accrual for the estimated amount of unsettled workers' compensation claims. This estimate was based, in part, on an evaluation of information provided by the Company's third-party administrator and its independent actuary, and represents management's best estimate of the Company's future liability. The Company's management believes that the difference, if any, between the amounts recorded at December 31, 1996, for its estimated liability and the costs of settling the actual claims, will not be material to the results of operations.

                                                                   FISCAL
                                                              -----------------
                                                                1996     1995
                                                              --------  -------
   Balance, beginning of period.............................. $  9,900  $ 5,100
   Estimated cost of claims incurred.........................   20,827   13,653
   Payments..................................................  (12,627)  (8,853)
                                                              --------  -------
   Balance, end of period.................................... $ 18,100  $ 9,900
                                                              ========  =======

  The Company's irrevocable letters of credit are primarily to guarantee the payment of the Company's workers' compensation claims. At December 31, 1996 and 1995, the letters of credit amounted to $15,225 and $16,482, respectively.

13. CONVERTIBLE DEBT:

  During the first quarter of 1994, the Company sold $2,300 principal amount of 6% Convertible Subordinated Debentures, due January 31, 1997. The debentures were convertible at the option of the debenture holders into shares of the Company's common stock at a price of $1.25 per share. In addition to the convertible subordinated debentures, the Company also granted options to certain debenture holders, to purchase an additional $2,000 of 6% Convertible Subordinated Debentures, due January 31, 1997, which were convertible into shares of common stock at a conversion price of $1.38 per share. Included in the debentures was a $500 debenture to a Board member which was redeemable at the Company's option at 100% of principal. During fiscal 1994, this debenture was called by the Company. The holder exercised his option to convert the debenture for 399,996 shares of common stock.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

           (dollar amounts in thousands except for per share amounts)

  During fiscal 1995, the debenture holders converted their options to purchase $2,000 of 6% Convertible Subordinated Debentures, due January 31, 1997, which are convertible into shares of common stock at a conversion price of $1.38 per share. In addition, the holders of $1,500 in principal amount of the Company's 6% Convertible Subordinated Debentures presented their debentures to the Company for conversion. The debentures were converted into 1,127,262 shares of the Company's common stock.

  During fiscal 1996, the holders of $1,300 in principal amount of the Company's 6% Convertible Subordinated Debentures presented their debentures to the Company for conversion. The debentures were converted into 1,040,000 shares of the Company's common stock.

  On October 16, 1995, the Company's subsidiary, Career, issued $86,250 of 7% Convertible Senior Notes Due 2002. Interest on the notes is paid semiannually on May 1 and November 1 of each year. The notes are convertible at the option of the holder thereof, at any time after 90 days following the date of original issuance thereof and prior to maturity, unless previously redeemed, into shares of common stock of the Company at a conversion price of $11.35 per share, subject to adjustment in certain events.

  The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after November 1, 1998, at stated redemption prices, together with accrued interest. The notes do not provide for any sinking fund. Upon a Designated Event (as defined and including a change of control) holders of the notes will have the right, subject to certain restrictions and conditions, to require the Company to purchase all or any part of the Notes at a purchase price equal to 101% of the principal amount thereof together with accrued and unpaid interest to the date of purchase.

  The notes have been unconditionally guaranteed by the Company and joint and severally guaranteed by each of Career's present and any future subsidiaries. The guarantee of the Company and each subsidiary of Career is an unsecured general obligation of the Company and such subsidiary, ranking equally with other unsecured obligations of the Company and such subsidiary. The obligation of the Company and each of Career's present and any future subsidiaries under its guarantee is full and unconditional.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS:

  The following summary disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on-and off-balance sheet financial instruments where it is practicable to estimate the value. Fair value is defined in SFAS No. 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. It is not the Company's intent to enter into such exchanges.

  The following methods and assumptions were used in estimating the fair value of financial instruments:

  Investments. The carrying amount approximates fair value based on quoted market prices.

  Debt. The fair value of debt instruments is based on rates available to the Company for debt with similar terms and maturities and approximates its carrying amount.

  Convertible Subordinated Debenture. Convertible Subordinated debentures are convertible into shares of common stock at $1.25. The fair value of the subordinated debt instrument is based on estimated rates for debt instruments with similar terms and maturities and approximates its carrying value.

  Convertible Senior Notes. The carrying value of the convertible senior notes approximates fair value based on the market prices of similar securities.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

           (dollar amounts in thousands except for per share amounts)

15. SUMMARY DATA OF SUBSIDIARY

  The following table details the summarized financial information of the Company's wholly owned subsidiary, Career Horizons, Inc., and Career Horizons' subsidiaries as of and for the fiscal year ended December 31, 1996:

                                                               DECEMBER 31, 1996
                                                               -----------------
       Current assets.........................................     $184,987
       Non-current assets.....................................      187,482
       Current liabilities....................................       77,893
       Non-current liabilities................................       88,250
       Revenue................................................      636,798
       Gross profit...........................................      155,665
       Income from operations.................................       38,588

16. QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS):

                                FOR THE THREE MONTH PERIOD ENDED    FOR THE YEAR
                               -----------------------------------     ENDED
                                MARCH   JUNE 30,  SEPT.   DEC. 31,  DECEMBER 31,
                               31, 1996   1996   30, 1996   1996        1996
                               -------- -------- -------- --------  ------------
Revenue......................  $279,032 $343,770 $393,405 $432,417   $1,448,624
Gross profit.................    62,162   77,582   91,908  105,614      337,266
Income from operations.......    14,495   21,366   27,634   32,264       95,759
Income before provision for
income taxes.................    12,312   18,462   27,778    5,853       64,405
Net income...................     8,025    9,429   16,953   (6,465)      27,942
Pro forma net income.........     7,570   10,447   16,953   (3,386)      31,584
Pro forma earnings per share.  $   0.09 $   0.11 $   0.17 $  (0.02)  $     0.35

                                FOR THE THREE MONTH PERIOD ENDED   FOR THE YEAR
                               -----------------------------------    ENDED
                               APRIL 2, JULY 2,  OCTOBER  DEC. 31, DECEMBER 31,
                                 1995     1995   1, 1995    1995       1995
                               -------- -------- -------- -------- ------------
Revenue....................... $158,524 $173,786 $187,631 $206,041  $  725,982
Gross profit..................   33,149   36,807   41,898   46,466     158,320
Income from operations........    5,784    9,404   10,787   13,427      39,402
Income before provision for
income taxes..................    5,368    9,050   10,195   12,701      37,314
Net income....................    3,942    6,438    7,027    8,662      26,069
Pro forma net income..........    3,225    5,677    6,177    7,846      22,925
Pro forma earnings per share.. $   0.06 $   0.09 $   0.10 $   0.10  $     0.36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  There have been no disagreements with or change in the registrant's independent accountant since the Company's inception.

                                   PART III

  Certain information required by Part III is omitted from this report in that the Registrant will file a Definitive Proxy Statements pursuant to Regulation 14A ("the Proxy Statement") not later than 120 days after the end of the financial year covered by this report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the section entitled "Executive Compensation" contained in the Proxy Statement

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from the section entitled "Voting Securities" contained in the Proxy Statement

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference from the section entitled "Certain Transactions; Compensation Committee Interlocks and Insider Participation contained in the Proxy Statement

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.  Financial Statements

    The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report.
     Report of Independent Accountants
     Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for the years ended December 31,
       1996 and 1995 and for the year ended January 1, 1995
     Consolidated Statements of Cash Flows for the years ended December
       31, 1996 and 1995 and for the year ended January 1, 1995 Consolidated Statements of Stockholders' equity for the years ended
       December 31, 1996 and 1995 and for the year ended January 1, 1995 Notes to Consolidated Financial Statements.

  2. Financial Statement Schedules

    Financial statement schedules required to be included in this report are either shown in the financial statements and notes thereto included in Item 8 of this report or have been omitted because they are not applicable.

  3. Exhibits

    2.1 Agreement and Plan of Reorganization related to the acquisition of PTA International, d/b/a Perma Temp Agency (1)

    2.2 Stock Purchase Agreement related to the acquisition of Goldfarb-Wasson Associates, Inc., d/b/a GW Consulting and GW Temporaries, Inc. (2)

    2.3 Asset Purchase Agreement related to the purchase of Career Enhancement International, Inc. (3)

    2.4 Asset Purchase Agreement related to the acquisition of Accounting Pros, Inc. and Accounting Pro Philadelphia, Inc. (3)

    2.5  Stock Purchase Agreement related to the acquisition of TEKNA, Inc.
        (3)

    2.6 Asset Purchase Agreement related to the acquisition of Advantage Personnel Services, Inc. (3)

    2.7 Stock Purchase Agreement related to the acquisition of Excel Temporary Services, Inc.; Excel Services of Atlanta, Inc.; Excel Services of Cobb County, Inc.; and Excel Services of D.C., Inc.(4)

    2.8 Stock Purchase Agreement related to the acquisition of Additional Technical Support, Inc.; CADSTAR International, Inc.; Systems Pros, Inc.; and National Software Associates, Inc. (5)

    2.9 Asset Purchase Agreement related to the acquisition of HNS Software, Inc. (3)

    2.10 Agreement and Plan of Merger related to the acquisition of The McKinley Group, Inc. and MGI Services, Inc. (6)

    2.11 Agreement and Plan of Merger related to the acquisition of Career Horizons, Inc. (7)

    3.1  Articles of Incorporation, as amended.(3)

    3.2  Bylaws, as amended.

    4.1  Form of 6% Convertible Subordinated Debenture dated February 4,
        1994.(8)

    4.2  Form of 6% Convertible Subordinated Debenture dated February 28,
        1994.(8)

    4.3  Form of 6% Convertible Subordinated Debenture dated March 1,
        1994.(8)

    4.4  Form of 6% Convertible Subordinated Debenture dated March 24,
        1994.(8)

    4.5  Form of 6% Convertible Subordinated Debenture dated March 1,
        1995.(9)

    4.6  Form of 6% Convertible Subordinated Debenture dated Mach 23,
        1995.(9)

    4.7 Indenture, dated as of October 19, 1995 between Career Horizons, Inc. and Chemical Bank, as Trustee.(10)

    4.8 First Supplemental Indenture, dated October 19, 1996, among Career Horizons, Inc., each of the subsidiaries of Career Horizons, Inc. and the Trustee.(10)

    4.9 Second Supplemental Indenture, dated November 13, 1996, by and among Career Horizons, Inc., each of the subsidiaries of Career Horizons, Inc. and the Trustee.(11)

    4.10 Third Supplemental Indenture, dated November 14, 1996, by and among Career Horizons, Inc., each of the subsidiaries of Career Horizons, Inc. and the Trustee.(11)

    4.11 Form of Convertible Note.(10)

    4.12 Registration Agreement, dated October 16, 1995, between Career Horizons, Inc. and Salomon Brothers, Inc., as Respective of the Initial Purchasers named in Schedule I thereto.(10)

    10.1 AccuStaff Incorporated Employee Stock Plan.(8)*

    10.2 AccuStaff Incorporated Non-Employee Director Stock Plan.(8)*

    10.3 Form of Employee Stock Option Award Agreement.(8)*

    10.4 Form of Non-Employee Director Stock Option Award Agreement.(8)*

    10.5 Profit Sharing Plan.(8)*

    10.6 Amended and Restated Revolving Credit and Reimbursement Agreement by and between the Company and NationsBank of Florida, National Association dated June 6, 1995.(8)

    10.7 Employment Agreement with Derek E. Dewan, as amended.(12)*

    10.8 Employment Agreement with Delores P. Kesler, as amended.(8)*

    10.9 Employment Agreement with Stephen A. Hoffmann, as amended.(8)*

    10.10 Employment Agreement with David G. Richardson, as amended.(8)*

    10.11 Employment Agreement with William H. Thumel, Jr., as amended.(8)*

    10.12 Kesler Leases

            i. Lease Agreement between the Registrant, as Tenant, and ATS
               Services, Inc., as Landlord (Atlantic Blvd., Jacksonville,
               FL).(8)

            ii. Lease Agreement between the Registrant, as Tenant, and Delores
                P. Kesler as Landlord (Beach Blvd., Jacksonville, FL).(8)

    10.13 Hoffmann Leases

            i. Lease Agreement between Metrotech Incorporated, as Lessee, and
               Stephen A. Hoffman and Peggy R. Hoffmann, as Lessors (Louisville, KY).(8)

            ii. Lease Agreement between Arkansas Metro, Inc., as Lessee, and
                Stephen A. Hoffman, as Lessor (Fort Smith, AR).(8)

    10.14 Thumel Leases

            i. Lease Agreement between the Registrant, as Tenant, and Abacus of Hampton Roads, as Landlord (Newport News, VA).(8)

            ii. Lease Agreement between the Registrant, as Tenant, and W.H.
                Thumel, as Landlord (Virginia Breach, VA).(8)

            iii. Lease Agreement between the Registrant, as Tenant, and Abacus of Hampton Roads, as Landlord (Virginia Breach, VA).(8)

            iv. Lease Agreement between the Registrant, as Tenant, and W.H.
                Thumel, as Landlord (Norfolk, VA).(8)

            v. Lease Agreement between the Registrant, as Tenant, and W.H.
               Thumel, as Landlord (Virginia Breach, VA).(8)

    10.15 Staffing Services Contract between American Transtech, Inc. and People Systems, Inc.(8)

    10.16 AccuStaff Incorporated 1995 Stock Option Plan.(8)*

    10.17 Form of Stock Option Agreement under AccuStaff Incorporated 1995 Stock Option Plan.(8)*

    10.18 Executive Employment Agreement with Michael D. Abney.(3)*

    10.19 Executive Employment Agreement with James R. O'Reilly.(3)*

    10.20 Form of Director's and Officer's Indemnification Agreement.(8)*

    10.21 Franchise Agreement between the Company and People Systems,
        Inc.(8)

    10.22 Second Amended and Restated Revolving Credit Facility with NationsBank, National Association (South) dated February 12, 1996.(3)

    10.23 Warrant Agreement between the Registrant and NationsBank, National Association (South) dated January 9, 1996.(3)

    10.24 Note made by Registrant in favor of NationsBank, National Association (South) dated March 18, 1996.(3)

    10.25 Termination Agreement and General Release among the Registrant, Lesley M. Friedman and LMF Transition Corp. dated March 6, 1996.(3)

    10.26 Third Amended and Restated Revolving Credit and Reimbursement Agreement by and among Company and NationsBank, N.A. (South), dated May 2, 1996.(13)

    10.27 Purchase Agreement between Company and Payroll Transfers, Inc., dated August 8, 1996.(14)

    10.28 Option Agreement between Company and Payroll Transfers, Inc., dated August 8, 1996.(14)

    10.29 8% Subordinated Convertible Note due August 8, 1996, made by Payroll Transfers, Inc. in favor of Company.(14)

    10.30 Strategic Relationship Agreement between Company and Payroll Transfers, Inc., dated August 8, 1996.(14)

    10.31 Registration Rights Agreement between Company and Payroll Transfers, Inc., dated August 8, 1996.(14)

    10.32 Employment Agreement with Walter W. Macauley.(15)*

    11.1 Statement re: computation of per share earnings.

    21.1 Subsidiaries of the Registrant.

    23.1 Consent of Coopers & Lybrand, L.L.P.

    27   Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. The Registrant filed the following reports on Form 8-K during the fourth quarter of 1996:

    Form 8-K dated November 14, 1996, reporting the closing of the acquisition of Career Horizons, Inc. filed pursuant to Item 2 of Form 8-K.

    Form 8-K dated December 10, 1996, restating the financials for Career Horizons, Inc. and The McKinley Group, Inc. filed pursuant to Item 5 of Form 8-K.

(c) The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedule-not applicable.
--------
 (1) Incorporated by reference to the Company's Current Report on Form 8-K dated January 2, 1996.
 (2) Incorporated by reference to the Company's Current Report on Form 8-K dated January 3, 1996.
 (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 (4) Incorporated by reference to the Company's Current Report on Form 8-K dated February 19, 1996.
 (5) Incorporated by reference to the Company's Current Report on Form 8-K dated February 20, 1996.
 (6) Incorporated by reference to the Company's Current Report on Form 8-K dated June 19, 1996.
 (7) Incorporated by reference to the Company's Current Report on Form 8-K dated August 25, 1996.
 (8) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-79806).
 (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1995.
(10) Previously filed as an exhibit to Career Horizons, Inc.'s Registration Statement on Form S-3 (Reg. No. 33-99840) and incorporated by reference herein.
(11) Previously filed as an exhibit to Company's Registration Statement on Form S-3 (Reg. No. 333-18695) and incorporated by reference herein.
(12) Employment Agreement, First, Second and Third Amendments incorporated by reference to the Company's Registration Statement on Form S-1, filed August 29, 1996 (Reg. No. 33-96372). Fourth Amendment incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996).
(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
(15) Incorporated by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-12207) and incorporated by reference herein.
 * A management contract or compensatory plan, contract or arrangement.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACCUSTAFF INCORPORATED

                                          By:     /s/ Derek E. Dewan
                                            -----------------------------------
                                                     DEREK E DEWAN,
                                              PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER

Date: March 28, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934. this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURES                         TITLE                       DATE
            ----------                         -----                       ----
       /s/ Derek E. Dewan          Chairman, President, Chief         March 28, 1997
_________________________________   Executive Officer and
         DEREK E. DEWAN             Director
      /s/ Michael D. Abney         Senior Vice President, Chief       March 28, 1997
_________________________________   Financial Officer,
        MICHAEL D. ABNEY            Treasurer, Secretary and
                                    Director
        /s/ Sean D. Mann           Vice President and                 March 28, 1997
_________________________________   Controller/ Chief
          SEAN D. MANN              Accounting Officer
    /s/ John A. Anderson, Jr.      Director                           March 28, 1997
_________________________________
      JOHN A. ANDERSON, JR.
                                   Vice Chairman and Director         March   , 1997
_________________________________
       WALTER W. MACAULEY
   /s/ William H. Thumel, Jr.      Director                           March 28, 1997
_________________________________
     WILLIAM H. THUMEL, JR.
       /s/ T. Wayne Davis          Director                           March 28, 1997
_________________________________
         T. WAYNE DAVIS
     /s/ Delores Pass Kesler       Director                           March 28, 1997
_________________________________
       DELORES PASS KESLER