Form 10-K/A
period 1996-12-31
ACCUSTAFF INC
filed 1997-04-11
CIK 924646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

                        COMMISSION FILE NUMBER:  0-24484

                             ACCUSTAFF INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Florida                                        59-3116655
---------------------------------------        ---------------------------------
 (State of other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)


  6440 Atlantic Blvd., Jacksonville, FL                       32211
---------------------------------------        ---------------------------------
(Address of principal executive offices)                   (Zip Code)


     (Registrant's telephone number including area code):  (904) 725-5574


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

Yes  X           No
   -----           -----

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

          Accu Personnel, Inc., an unrelated company based in New Jersey ("Accu Personnel"), has opposed AccuStaff's applications to register the marks ACCUSTAFF, ACCUDRIVE and ACCUTECH pending before the United States Patent and Trademark Office (the "Patent Office"). In addition, Accu Personnel sought money damages and an injunction in an action brought in the United States District Court for Delaware based on alleged common law trademark infringement and unfair competition. The District Court has dismissed with prejudice Accu Personnel's claim for damages and denied Accu Personnel's request for permanent injunctive relief. Accu Personnel has dismissed, without prejudice, its remaining claims in the District Court proceeding, leaving only the plaintiffs' oppositions to the Company's pending Patent Office applications. In connection with such dismissal, AccuStaff agreed not to use the ACCUSTAFF mark or any other mark with the ACCU prefix in certain areas of southern New Jersey pending a negotiated settlement or a final judgment of the Trademark Trial and Appeal board or other court or tribunal. Based on advice the Company has received from various sources, AccuStaff expects, but cannot be absolutely assured that it will, obtain registration of the marks with the Patent Office, subject only to a possible restriction on using the marks in southern New Jersey where Accu Personnel claims to possess trademark rights. AccuStaff currently has no offices in southern New Jersey.

          There is no pending litigation which the Company believes is likely to have a material adverse effect on the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  ACCUSTAFF INCORPORATED



                                  By:   /s/ Michael D. Abney
                                        -------------------------------
                                  Title:  Senior Vice President
                                          -----------------------------
                                          and Chief Financial Officer
                                          -----------------------------

Dated:  April 10, 1997
        --------------