Form 10-Q
period 1997-03-31
ACCUSTAFF INC
filed 1997-05-15
CIK 924646

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                       or

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     _______________.


                       Commission file number:  001-12447


                             AccuStaff Incorporated
             (Exact name of registrant as specified in its charter)


                Florida                             59-3116655
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)


6440 Atlantic Boulevard, Jacksonville, Florida             32211
   (Address of principal executive offices)              (Zip Code)


                                (904) 725-5574
              (Registrant's telephone number including area code)

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X         No___
                                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  May 14, 1997
                                                  ------------
                 Common Stock, $0.01 par value:    98,944,556
                                                 (No. of Shares)

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I    Financial Information

ITEM 1    Financial Statements

          Consolidated Balance Sheets as of  March 31, 1997 and
          December 31, 1996.............................................     2

          Consolidated Statements of Income for the Three Months Ended
          March 31, 1997 and 1996.......................................     3

          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1997 and 1996.................................     4

          Notes to Consolidated Financial Statements....................   5-6

ITEM 2    Management's Discussion and Analysis of Financial.............  7-10
          Condition and Results of Operations

PART II   Other Information

ITEM 6    Exhibits and Reports on Form 8-K..............................    10

          Signatures....................................................    11

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                     ------
                                                                  MARCH 31,   DECEMBER 31,
                                                                    1997          1996
                                                                 ----------   ------------
                                                                 (unaudited)    (audited)
Current assets:
 Cash and cash equivalents..................................     $   12,310       $108,664
 Accounts receivable, net...................................        307,484        249,161
 Due from associated offices, net...........................         39,524         38,897
 Prepaid expenses...........................................         12,072          7,216
 Deferred income taxes......................................          5,854          3,605
                                                                 ----------       --------
     Total current assets...................................        377,244        407,543
                                                                 ----------       --------

Furniture, equipment, and leasehold improvements, net.......         31,011         25,803
Goodwill, net...............................................        581,912        447,595
Other assets................................................         16,973         16,174
                                                                 ----------       --------

     Total assets...........................................     $1,007,140       $897,115
                                                                 ==========       ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

Current liabilities:
 Notes payable and convertible debt.........................     $    8,187       $ 13,723
 Accounts payable and accrued expenses......................         62,215         58,694
 Accrued payroll and related taxes..........................         71,605         64,201
                                                                 ----------       --------

  Total current liabilities.................................        142,007        136,618
                                                                 ----------       --------

Convertible debt............................................         86,250         86,250
Notes payable, long-term portion............................         81,163         17,283
Deferred income taxes.......................................          3,737          2,043
                                                                 ----------       --------

     Total liabilities......................................        313,157        242,194
                                                                 ----------       --------

Commitments and contingencies
Stockholders' Equity:

    Preferred stock, $.01 par value; 10,000,000 shares
     authorized; no shares issued and outstanding...........              -              -
   Common stock, $.01 par value; 150,000,000 shares
     authorized; 98,440,474 and 96,551,702 shares issued
     and outstanding on March 31, 1997 and December 31,
     1996, respectively.....................................            984            966
   Additional contributed capital...........................        610,305        592,948
   Retained earnings........................................         86,878         65,441
                                                                 ----------       --------

                                                                    698,167        659,355
                                                                 ----------       --------

     Less: deferred stock compensation......................         (4,184)        (4,434)
                                                                 ----------       --------

  Total stockholders' equity................................        693,983        654,921
                                                                 ----------       --------
  Total liabilities and stockholders' equity................     $1,007,140       $897,115
                                                                 ==========       ========

                 See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)

                                                       THREE MONTHS ENDED
                                                 -------------------------------
                                                 MARCH 31, 1997   MARCH 31, 1996
                                                 --------------   --------------
Revenue......................................       $477,226         $279,032
Cost of revenue..............................        362,145          216,870
                                                    --------         --------
   Gross profit..............................        115,081           62,162
                                                    --------         --------

Operating expenses:
   General and administrative................         66,446           39,885
   Remittance to franchisees.................          5,417            4,652
   Depreciation and amortization.............          6,396            3,129
                                                    --------         --------
       Total operating expenses..............         78,259           47,666
                                                    --------         --------
   Income from operations....................         36,822           14,496
                                                    --------         --------

Other expense:
   Interest expense..........................         (1,965)          (2,183)
                                                    --------         --------
Income before provision for income taxes.....         34,857           12,313

Provision for income taxes...................         13,420            4,287
                                                    --------         --------

   Net income................................       $ 21,437         $  8,026
                                                    ========         ========


Pro forma data:
   Net income before provision for
     pro forma income taxes..................         21,437            8,026

   Provision for pro forma income taxes......              -              455
                                                    --------         --------
   Pro forma net income......................       $ 21,437         $  7,571
                                                    ========         ========

Pro forma earnings per share.................          $0.21            $0.09
                                                    ========         ========

Weighted average number of common shares and
common share equivalents outstanding.........        108,304           81,277
                                                    ========         ========



                 See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                               THREE MONTHS ENDED
                                                                      ---------------------------------
                                                                           MARCH 31,        MARCH 31,
                                                                              1997            1996
                                                                      ---------------------------------
Cash flows used in operating activities.............................         $ (15,802)       $  (6,652)

Cash flows provided by (used in) investing activities:
  Investment in repurchase agreements, net..........................                 -            6,541

  Purchase of furniture, equipment and leasehold improvements.......            (3,162)          (2,030)
   Purchase of businesses, including additional earn-outs on
     acquisitions, net of cash acquired.............................          (130,219)        (160,376)
                                                                             ---------        ---------
       Net cash used in investing activities........................          (133,381)        (155,865)
                                                                             ---------        ---------

Cash flows provided by (used in) financing activities:
   Proceeds from issuance of common stock...........................                 -          120,423
   Proceeds from stock options exercised............................             4,313            1,340
   Borrowings on notes payable......................................            59,000           96,308
   Repayments on notes payable......................................           (10,484)         (29,016)
   Distributions to former shareholders of acquired S-corporations..                 -             (210)
                                                                             ---------        ---------

          Net cash provided by financing activities.................            52,829          188,845
                                                                             ---------        ---------

Net increase (decrease) in cash and cash and cash equivalents.......           (96,354)          26,328
                                                                             ---------        ---------

Cash and cash equivalents, beginning of period......................           108,664           35,695
                                                                             ---------        ---------

Cash and cash equivalents, end of period............................         $  12,310        $  62,023
                                                                             =========        =========



                See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION.

     The accompanying consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K, as filed with the Securities and
     Exchange Commission on  April 11, 1997.                    .

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

     All share and per share data have been restated to reflect the Company's stock splits in the form of a 100% stock dividend and a 200% stock dividend which were effective November 27, 1995 and March 27, 1996, respectively.
     In addition, the Company completed the acquisitions of PTA International ("Perma Temps") on January 2, 1996, The McKinley Group, Inc. and an affiliated company ("McKinley") on June 19, 1996, Career Horizons, Inc. ("Career") on November 14, 1996, and HJM Consulting, Inc. ("HJM") on December 12, 1996, each of which was accounted for as a pooling of interests. Perma Temps, McKinley, and HJM were treated as S-corporations for federal income tax purposes prior to their acquisition and accordingly were not subject to income tax at the corporate level. Therefore, all prior period financial statements presented have been restated as if the acquisitions had taken place at the beginning of such periods and each was treated as a C-corporation for federal income tax purposes.

2.   ACQUISITIONS.

     The Company completed ten acquisitions in the three months ended March 31, 1997. In January, the Company acquired Executive's Monitor Inc., Manchester, Inc., Consultants in Computer Software, Inc., Preferred Consulting, Inc., Lenco Computer Consulting, Inc., Legal Information Technology, Inc., CGS Services, Inc., and The Placers, Inc. and affiliated companies. In February, the Company completed the acquisition of Esprit Staffing Services, Inc. In March, the Company completed the acquisition of Computer Action Inc.

     All acquisitions completed in the three months ended March 31, 1997 have been accounted for under the purchase method of accounting. The aggregate purchase price of the acquisitions was $126.1 million, which was comprised of $112.2 million in cash, notes payable to former shareholders of acquired companies in the amount of $5.8 million, and common stock with a fair market value of $8.1 million. In addition, certain former shareholders of the acquired companies are eligible to receive contingent consideration upon attainment of certain earnings targets. For acquisitions accounted for under the purchase method of accounting, the excess of the purchase price (including any contingent consideration) over the fair value of the tangible assets acquired (goodwill) is being amortized on a straight line basis over 30 years.

     The pro forma results of operations for the three months ended March 31, 1997 and 1996 listed below reflect purchase accounting adjustments and pro forma adjustments, including reduction of officers' compensation as the result of negotiated employment agreements and calculation of a tax provision for subsidiaries which were formerly treated as S-corporations for federal income tax purposes, assuming the acquisitions which occurred during the three months ended

     March 31, 1997 had occurred at the beginning of the three month periods ended March 31, 1997 and 1996. These pro forma amounts are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented, nor do they take into account any adjustments made to prior period financial statements in determining the acquisition prices. In addition, they are not intended to be projections of future results and do not reflect any synergies that might be achieved from combined operations.


                                              THREE MONTHS ENDED
                                   --------------------------------------
                                     MARCH 31, 1997      MARCH 31, 1996
                                   -----------------   ------------------
                                    (in thousands, except per share data)
Revenue..........................      $485,126            $420,474
Net income.......................        21,753               9,671
Earnings per share...............      $   0.21            $   0.12

3.   SUMMARY DATA OF SUBSIDIARY

     The following table details the summarized financial information (in thousands) of the Company's wholly owned subsidiary, Career Horizons, Inc., and Career Horizons' subsidiaries as of and for the three months ended.

                                     MARCH 31, 1997     DECEMBER 31, 1996
                                   ------------------   -----------------
Current assets...................       $168,962            $184,987
Non-current assets...............        223,930             187,482
Current liabilities..............         88,490              77,893
Non-current liabilities..........         88,560              88,250

                                     MARCH 31, 1997       MARCH 31, 1996
                                   ------------------   -----------------
Revenue..........................       $201,995             $127,192
Gross profit.....................         50,304               29,783
Income from operations...........         12,685                5,295

4.   NEWLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The Company does not expect SFAS No. 128 to have a material effect to EPS as the Company already reports its EPS on a fully dilutive basis pursuant to APB Opinion 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

     Revenue. Revenue increased $198.2 million, or 71.0%, to $477.2 million in the three months ended March 31, 1997 from $279.0 million in the year earlier period. The increase was attributable by division to: Commercial, $44.3 million, or an increase of 35.6%; Information Technology, $96.2 million, or an increase of 132.5%; Professional Services, $46.2 million, or an increase of 168.9%; Teleservices, $6.4 million, or an increase of 25.4%; Health Care, $4.8 million, or an increase of 18.2%; and Private Label $0.4 million or an increase of 12.7%. The increases in the Commercial, Information Technology, and Professional Services Divisions are primarily due to the revenue contribution of acquired companies, with the remaining increase being provided by internal growth, while the increase in the Telecommunications, Private Label and Health Care divisions are due to internal growth.

     Gross Profit. Gross profit increased $52.9 million, or 85.1%, to $115.1 million in the three months ended March 31, 1997 from $62.2 million in the year earlier period. Gross margin increased to 24.1% in the three months ended March 31, 1997 from 22.3% in the year earlier period. The overall increase in gross margin is primarily due to the increase in revenue of the Company's Information Technology and Professional Services divisions which produce higher gross margins than the Company's Commercial and Teleservices divisions. In addition, the Commercial division experienced increasing margins. This increase in margin coupled with the volume of Commercial division revenue produced a significant increase in overall gross margin. The gross margins in the Teleservices, Health Care, and Private Label divisions remained relatively stable.

     Operating Expenses. Operating expenses increased $30.6 million, or 64.2%, to $78.3 million in the three months ended March 31, 1997 from $47.7 million in the year earlier period. Operating expenses as a percentage of revenue decreased to 16.4% in the three months ended March 31, 1997, from 17.1% in the year earlier period. Operating expenses before depreciation and amortization expense as a percentage of revenue decreased to 15.1% in the three months ended March 31, 1997 from 16.0% in the year earlier period. The decline in operating expenses before depreciation and amortization expense as a percentage of revenue is attributable to the Company's ability to spread expenses over a larger revenue base.

     Income from Operations. As a result of the foregoing, income from operations increased $22.3 million, or 154.0%. to $36.8 million in the three months ended March 31, 1997 from $14.5 million in the year earlier period. Income from operations as a percentage of revenue increased to 7.7% in the three months ended March 31, 1997 from 5.2% in the year earlier period.

     Interest Expense. Interest expense decreased $0.2 million, or 10.0%, to $2.0 million in the three months ended March 31, 1997 from $2.2 million in the year earlier period. The interest expense resulted from a combination of the utilization of the Company's credit facility, the notes payable to shareholders of acquired companies, and the 7% Convertible Senior Notes.

     Net Income. As a result of the foregoing, net income increased $13.9 million or 183.1%, to $21.4 million in the three months ended March 31, 1997 from $7.5 million in the year earlier period. Net income as a percentage of revenue increased to 4.5% in the three months ended March 31, 1997 from 2.7% in the year earlier period.


LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1997 and 1996, the Company experienced a large increase in accounts receivable which was the primary reason the Company used $15.8 million and $6.7 million, respectively, of cash to fund operating activities. The increase in the accounts receivable was primarily due to several acquisitions in which the Company purchased the business operations and certain assets of the acquired companies, excluding accounts receivable. Therefore, the Company must finance the acquired companies' initial accounts receivable balances causing a large increase in accounts receivable. The Company may continue to experience these temporary fluctuations if any similarly structured acquisitions are completed in the future. The Company will use either its credit facility or other cash on hand to fund these temporary operational cash flow needs.

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

     During April 1996, the Company completed a secondary offering of 11.8 million shares of common stock from which the Company received net proceeds of approximately $304.9 million. In addition, the Company's subsidiary, Career, prior to the date of the merger with the Company, completed an offering in which Career issued 8.2 million shares of common stock, adjusted for the conversion to the Company's shares of common stock, from which the Company received net proceeds of $120.4 million. The net proceeds have been used, in part, to repay the outstanding indebtedness under the Company's revolving credit facility, while the remaining proceeds were used to fund acquisitions and for other general corporate purposes through March 31, 1997.

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

     The Company anticipates that capital expenditures for improvements to its management information and operating systems will require capital expenditures during the next twelve months of approximately $6.0 million. The Company anticipates recurring capital expenditures in future years to be approximately $5.0 million per year.

     The Company believes that funds provided by operations, available borrowings under the credit facility, current amounts of cash and the net proceeds from the sale of Common Stock offered hereby will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

INDEBTEDNESS OF THE COMPANY

     The Company has a revolving credit facility with a group of commercial banks which is secured by substantially all of the Company's assets. The facility currently has a limit of $150 million. The facility is syndicated to a group of 13 banks, with NationsBank (South), N.A. as agent. The Company has entered into a commitment with NationsBank to expand the facility to $350 million on terms similar to the existing facility. The expanded facility is expected to be completed by May 31, 1997.

     The current credit facility has a term of five years expiring February 1, 2001. Outstanding amounts under the credit facility bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain affirmative and negative covenants relating to the Company's operations, including a prohibition on making any business acquisition without the consent of the lenders holding not less than two-thirds of the credit exposure, under the credit facility for acquisitions of a size requiring lender consent, if the cost of the acquisition (including cash or non-cash consideration paid and the amount of indebtedness assumed) exceeds the lesser of $20 million or 10% of the Company's consolidated stockholders equity.

     As of May 14, 1997, the Company has a balance of $108.0 million outstanding under the credit facility. The Company also has outstanding letters of credit in the amount of $15.7 million, which reduce the amount of funds available under the facility. Therefore, the remaining balance of funds available to the Company as of May 14, 1997 is $26.3 million.

     The Company has outstanding $86.25 million of 7% Convertible Senior Notes Due 2002. Interest on the notes is paid semiannually on May 1 and November 1 of each year. The notes are convertible at the option of the holder thereof, at any time after 90 days following the date of original issuance thereof and prior to maturity, unless previously redeemed, into shares of common stock of the Company at a conversion price of $11.35 per share, subject to adjustment in certain events.

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

     The notes have been unconditionally guaranteed by the Company and joint and severally guaranteed by each of Career's present and any future subsidiaries. The guarantee of the Company and each subsidiary of Career is an unsecured general obligation of the Company and such subsidiary, ranking equally with other unsecured obligations of the Company and such subsidiary. The ability of
(i) Career's subsidiaries to make distributions to Career, and (ii) Career to make distributions to the Company, are and will continue to be restricted by applicable provisions of law. The Indenture for the Notes does not limit the ability of Career or its subsidiaries to make distributions, incur indebtedness, grant security interests or liens in respect of their assets or the ability of Career's subsidiaries to incur contractual restrictions on their ability to make distributions to Career. The obligation of the Company and each of Career's present and any future subsidiaries under its guarantee is full and unconditional.

     The Company has certain notes payable to shareholders of acquired companies. The notes payable bear interest at rates ranging from 5.0% to 8.0% and have repayment terms from April 1997 to March 1999. As of May 14, 1997, the Company owed approximately $30.4 million in such acquisition indebtedness.

     The Company had $1.0 million of 6% Convertible Subordinated Debentures outstanding as of December 31, 1996, which were converted into 727,272 shares of the Company's common stock on January 31, 1997.

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

FORWARD LOOKING STATEMENTS

     Statements made in this Report regarding the Company's expectation or beliefs concerning future events, including capital spending, expected results and the Company's liquidity situation during 1997, should be considered forward-looking and subject to various risks and uncertainties. The Company's actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under Risk Factors and elsewhere in the Company's Joint Proxy Statement/Prospectus dated October 8, 1996, the Company's Prospectus dated January 16, 1997, and as discussed in the Company's reports on Forms 10-K, 10-Q and 8-K made under the Securities Exchange Act of 1934. For instance, the Company's results of operations may differ materially from those anticipated in the forward-looking statements due to, among other things: management's ability to effectively integrate the combined operations of Career and the Company; the Company's ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into its operations; the general level of economic activity in the Company's markets; increased price competition; changes in government regulations or interpretations thereof; and the continued availability of qualified temporary personnel-particularly in the information technology and other professional segments of the Company's businesses. In addition, the market price of the Company's stock may from time to time be significantly volatile as a result of, among other things: the Company's operating results; the operating results of other temporary staffing companies; and changes in the performance of the stock market in general.


PART II OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     (a)  Not applicable.
     (b)  Not applicable.
     (c) In January 1997, the Company issued 405,320 shares of common stock to the former shareholders of Legal Information Technology, Inc. in exchange for all their shares of Legal Information Technology, Inc. common stock. This issuance of securities was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipients for investment and with no view toward the public resale or distribution thereof without registration. In each instance, the recipient was either an accredited or a sophisticated investor, the offers and sales were made without any public solicitation and the stock certificates bear restrictive legends.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS.

         11  Calculation of Per Share Earnings.

         27  Financial Data Schedule.

     (B)  REPORTS ON FORM 8-K.

          The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1997.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

                                  SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ACCUSTAFF INCORPORATED



May 14, 1997                  /S/  Derek E. Dewan
                              --------------------------------------------
                              DEREK E. DEWAN
                              Chairman, President and Chief Executive
                              Officer



May 14, 1997                  /S/  Michael D. Abney
                              --------------------------------------------
                              MICHAEL D. ABNEY
                              Senior Vice President and Chief Financial
                              Officer