Form 10-Q
period 1997-06-30
ACCUSTAFF INC
filed 1997-08-12
CIK 924646

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
_______________.


                       Commission file number:  0-24484


                            AccuStaff Incorporated
                            ----------------------
            (Exact name of registrant as specified in its charter)


                Florida                                 59-3116655
                -------                                 ----------
(State or other jurisdiction of
incorporation or organization)              (I.R.S. EmployerIdentification No.)



6440 Atlantic Boulevard, Jacksonville, Florida             32211
----------------------------------------------             -----
(Address of principal executive offices)                 (Zip Code)


                                (904) 725-5574
                                --------------
              (Registrant's telephone number including area code)

                                      N/A
                                      ---
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X           No___
   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        August 12, 1997

     Common Stock, $0.01 par value:       99,230,270
                                        ---------------
                                        (No. of Shares)

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I        Financial Information

ITEM 1        Financial Statements

              Consolidated Balance Sheets as of  June 30, 1997 and December 31, 1996...........................2

              Consolidated Statements of Income for the Three and Six Months Ended
              June 30, 1997 and 1996...........................................................................3

              Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 1997 and 1996...........................................................................4

              Notes to Consolidated Financial Statements.....................................................5-6

ITEM 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................7-10

PART II       Other Information

ITEM 2        Changes in Securities...........................................................................10

ITEM 6        Exhibits and Reports on Form 8-K................................................................11

              Signatures......................................................................................12

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                    ASSETS
                                    ------

                                               JUNE 30,    DECEMBER 31,
                                                 1997          1996
                                             ------------  ------------
                                              (unaudited)    (audited)
Current assets:
  Cash and cash equivalents...............    $   34,763      $ 108,664
  Accounts receivable, net................       338,159        249,161
  Due from associated offices, net........        41,751         38,897
  Prepaid expenses........................        10,454          7,216
  Deferred income taxes...................         5,255          3,605
                                              ----------      ---------
    Total current assets..................       430,382        407,543


Furniture, equipment, and leasehold
  improvements, net.......................        36,269         25,803
Goodwill, net.............................       753,986        447,595
Other assets..............................        18,600         16,174
                                              ----------      ---------

   Total assets.........................      $1,239,237       $897,115
                                              ==========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
 Notes payable and convertible debt..........   $  7,780       $ 13,723
 Accounts payable and accrued expenses.......     54,852         58,694
 Accrued payroll and related taxes...........     78,135         64,201
                                                --------       --------

   Total current liabilities.................    140,767        136,618


Convertible debt.............................     86,250         86,250
Notes payable, long-term portion.............    278,819         17,283
Deferred income taxes........................      3,855          2,043
                                                --------       --------

    Total liabilities........................    509,691        242,194
                                                --------       --------
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $.01 par value;
  10,000,000 shares authorized; no
    shares issued and outstanding............          -              -
Common stock, $.01 par value;
 150,000,000 shares authorized;
 99,478,827 and 96,551,702 shares
 issued and outstanding on June 30,
 1997 and December 31, 1996,
 respectively...............................         995            966
Additional contributed capital..............     621,953        592,948
Retained earnings...........................     110,533         65,441
                                                --------       --------
                                                 733,481        659,355
                                                --------       --------
    Less: deferred stock compensation.......     (3,935)        (4,434)
                                                --------       --------

Total stockholders' equity..................     729,546        654,921
                                              ----------       --------
Total liabilities and stockholders' equity..  $1,239,237       $897,115
                                              ==========       ========

                See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                        --------------------------------  -----------------------------
                                          JUNE 30, 1997   JUNE 30, 1996   JUNE 30, 1997   JUNE 30, 1996
                                        ---------------  ---------------  -------------  --------------
Revenue.................................       $543,462        $343,770      $1,020,688        $622,802
Cost of revenue.........................        407,655         266,188         769,800         483,058
                                        ---------------  --------------    ------------   -------------
   Gross profit.........................        135,807          77,582         250,888         139,744
                                        ---------------  --------------    ------------   -------------

Operating expenses:
   General and administrative...........         79,545          46,972         145,991          86,857
   Remittance to franchisees............          5,914           5,246          11,331           9,898
   Depreciation and amortization........          7,900           3,998          14,296           7,127
                                        ---------------  --------------   -------------   -------------
       Total operating expenses.........         93,359          56,216         171,618         103,882
                                        ---------------  --------------   -------------   -------------
Income from operations..................         42,448          21,366          79,270          35,862
                                        ---------------  --------------   -------------   -------------

Other expense:
   Interest expense, net................         (4,016)           (104)         (5,981)         (2,287)
   Other................................              0          (2,800)              -          (2,800)
                                        ---------------  --------------   -------------   -------------
Income before provision for income taxes         38,432          18,462          73,289          30,775
Provision for income taxes..............         14,777           9,032          28,197          13,319
                                        ---------------  --------------   -------------   -------------

   Net income...........................         23,655           9,430          45,092          17,456


Pro forma data:
   Net income before provision for
       pro forma income taxes...........         23,655           9,430          45,092          17,456
   Provision for pro forma income                     -          (1,018)              -            (563)
        taxes
                                        ---------------  ---------------   ------------   -------------
   Pro forma net income.............             23,655          10,448          45,092          18,019

Pro forma earnings per share............          $0.23           $0.11           $0.43           $0.20
                                        ===============  ==============   =============   =============

Weighted average number of common
shares and common share equivalents
outstanding.............................        109,100         105,250         108,700          93,250

                                        ===============  ==============   =============   =============


                See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                 -------------------------------
                                                                          SIX MONTHS ENDED
                                                                   JUNE 30, 1997   JUNE 30, 1996
                                                                 ---------------  --------------
Cash flows from operating activities:
  Net income                                                            $ 45,092        $ 17,456
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
          Depreciation and amortization                                   14,296           7,127
          Provision for doubtful accounts                                  1,535           1,459
          Deferred income taxes                                              311             547
          Other, net                                                         499              33
          Changes in certain assets and liabilities:
             Accounts receivable                                         (51,503)        (51,259)
             Due from associated offices                                  (2,993)         (2,870)
             Prepaid expenses                                                324          (1,827)
             Other assets                                                   (199)         (1,077)
             Accounts payable and accrued expenses                       (12,536)          6,578
             Accrued payroll and related taxes                             6,859           7,107
                                                                        --------        --------

                 Net cash provided by (used in) operating activities       1,685         (16,726)
                                                                        --------        --------

Cash flows used in investing activities:
   Investment in reverse repurchase agreements, net                            -          30,198
    Purchase of furniture, equipment and leasehold improvements           (6,378)         (4,774)
    Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                                (301,843)       (226,357)
                                                                       ---------       ---------

                 Net cash used in investing activities                  (308,221)       (200,933)
                                                                       ---------       ---------
 Cash flows from financing activities:
     Proceeds from issuance of common stock, net of offering
        expenses paid                                                          -         424,673
     Proceeds from stock options exercised                                12,012           3,827
     Borrowings on indebtedness                                          255,000          96,822
     Repayments on indebtedness                                          (34,377)       (124,514)
     Other, net                                                                -            (196)
                                                                        --------       ---------
                 Net cash provided by financing  activities              232,635         400,612
                                                                        --------       ---------

Net  (decrease) increase in cash and cash equivalents                    (73,901)        182,953

Cash and cash equivalents, beginning of period                           108,664          35,695

                                                                        --------       ---------
Cash and cash equivalents, end of period                                $ 34,763        $218,648
                                                                        ========       =========

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

     All share and per share data have been restated to reflect the Company's stock split in the form of a 200% stock dividend which was effective March 27, 1996. In addition, the Company completed the acquisitions of The McKinley Group, Inc. and an affiliated company ("McKinley") on June 19, 1996, Career Horizons, Inc. ("Career") on November 14, 1996, and HJM Consulting, Inc. ("HJM") on December 12, 1996 each of which was accounted for as a pooling of interests. McKinley and HJM were treated as S-corporations for federal income tax purposes prior to their acquisition and accordingly were not subject to income tax at the corporate level. Therefore, all prior period financial statements presented have been restated as if the acquisitions had taken place at the beginning of such periods and each was treated as a C-corporation for federal income tax purposes.

2.   ACQUISITIONS.

     The Company completed eleven acquisitions in the three months ended June 30, 1997. In April, the Company completed the acquisitions of Parker & Lynch, Inc., Accounting Principals, Inc., Wasser, Inc., Staffing Resources, Inc., and Custom Software Services, Inc. In May, the Company completed the acquisitions of Training Delivery Systems, Inc., Computer Systems Development of America, Inc., Amicus Staffing, Inc. and Keystone Consulting, Inc. In June, the Company completed the acquisition of Badenoch and Clark, Ltd.

     All acquisitions completed in the three months ended June 30, 1997 have been accounted for under the purchase method of accounting. The aggregate purchase price of the acquisitions was $162.9 million, which was comprised of approximately $143.5 million in cash and notes payable to former shareholders of the acquired companies in the amount of $19.4 million. In addition, certain former shareholders of the acquired companies are eligible to receive contingent consideration upon attainment of certain earnings targets. For acquisitions accounted for under the purchase method of accounting, the excess of the purchase price (including any contingent consideration) over the fair value of the tangible assets acquired (goodwill) is being amortized on a straight line basis over 30 years.

     The pro forma results of operations for the six months ended June 30, 1997 and 1996 listed below reflect purchase accounting adjustments and pro forma adjustments, including reduction of officers' compensation as the result of negotiated employment agreements and calculation of a tax provision for subsidiaries which were formerly treated as S-corporations for federal income tax purposes, assuming the acquisitions which occurred during the six months ended June 30, 1997 had occurred at the beginning of the six month periods ended June 30, 1997 and 1996. These pro forma amounts are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented nor do they take into account any adjustments made to prior period financial statements in determining the acquisition prices. In addition, they are not intended to be projections of future results and do not reflect any synergies that might be achieved from combined operations.

                                    SIX MONTHS ENDED
                        -------------------------------------
                          JUNE 30, 1997       JUNE 30, 1996
                        -----------------   -----------------
                        (in thousands, except per share data)

Revenue...............      $1,113,358             $950,245
Net income............          46,781               28,663
Earnings per share....            0.45                 0.31

2.   SUMMARY DATA OF SUBSIDIARY

     The following table details the summarized financial information (in thousands) of the Company's wholly owned subsidiary, Career Horizons, Inc., and Career Horizons' subsidiaries as of and for the three and six months ended.

                                     JUNE 30, 1997       DECEMBER 31, 1996
                                   -----------------   ---------------------
Current assets.................            $145,026                $184,987
Non-current assets.............             243,769                 187,482
Current liabilities............              70,419                  77,893
Non-current liabilities........              88,560                  88,250
                                     THREE MONTHS ENDED                         SIX MONTHS ENDED
                           -------------------------------------     -------------------------------------
                             JUNE 30, 1997       JUNE 30, 1996         JUNE 30, 1997       JUNE 30, 1996
                           -----------------   -----------------     -----------------   -----------------
Revenue..................          $230,357            $148,659              $432,352            $275,851
Gross profit.............            59,605              35,835               109,909              65,618
Income from operations...            15,352               8,399                26,259              13,694

3.   NEWLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principals Board ("APB") Opinion 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The Company does not expect SFAS No. 128 to have a material effect to EPS as the Company already reports its EPS on the fully dilutive basis pursuant to APB Opinion 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

     Revenue. Revenue increased $199.7 million, or 58.1%, to $543.5 million in the three months ended June 30, 1997 from $343.8 million in the year earlier period. The increase was attributable by division to: Commercial, $37.7 million, or an increase of 24.4%; Information Technology, $104.3 million, or an increase of 124.0%; Professional Services, $38.4 million, or an increase of 82.0%; Teleservices, $12.7 million, or an increase of 45.3%; Health Care, $6.3 million, or an increase of 23.9%; and Private Label $0.3 million or an increase of 7.3%. The increases in the Commercial, Information Technology, and Professional Services Divisions are primarily due to the revenue contribution of acquired companies, while the increase in the Private Label and Health Care divisions are due to internal growth. The increase in the Teleservices Division was evenly divided between internal growth and the revenue contribution of an acquired company.

     Gross Profit. Gross profit increased $58.2 million, or 75.0%, to $135.8 million in the three months ended June 30, 1997 from $77.6 million in the year earlier period. Gross margin increased to 25.0% in the three months ended June 30, 1997 from 22.6% in the year earlier period. The overall increase in gross margin is primarily due to the increase in revenue of the Company's Information Technology and Professional Services divisions which produce higher gross margins than the Company's Commercial and Teleservices divisions. In addition, the Commercial division experienced increasing margins. This increase in margin coupled with the volume of Commercial division revenue produced a significant increase in overall gross margin. The gross margins in the Teleservices, Health Care, and Private Label divisions remained relatively stable.

     Operating Expenses. Operating expenses increased $37.1 million, or 66.1%, to $93.4 million in the three months ended June 30, 1997 from $56.2 million in the year earlier period. Operating expenses as a percentage of revenue increased to 17.2% in the three months ended June 30, 1997, from 16.4% in the year earlier period. Operating expenses before depreciation and amortization expense as a percentage of revenue increased to 15.7% in the three months ended June 30, 1997 from 15.2% in the year earlier period. The rise in operating expenses before depreciation and amortization expense as a percentage of revenue is attributable to new branch openings and integration and conversion costs. Specifically, system conversion costs and the costs associated with the single-name branding of certain lines of business.

     Income from Operations. As a result of the foregoing, income from operations increased $21.1 million, or 98.7%. to $42.5 million in the three months ended June 30, 1997 from $21.4 million in the year earlier period.
Income from operations as a percentage of revenue increased to 7.8% in the three months ended June 30, 1997 from 6.2% in the year earlier period.

     Interest Expense. Interest expense increased $3.9 million, to $4.0 million in the three months ended June 30, 1997 from $0.1 million in the year earlier period. The interest expense resulted from a combination of the utilization of the Company's credit facility, the notes payable to shareholders of acquired companies, and the 7.0% Convertible Senior Notes.

     Net Income. As a result of the foregoing, net income increased $14.3 million or 152.1%, to $23.7 million in the three months ended June 30, 1997
from $9.4 million in the year earlier period.   Net income as a percentage of
revenue increased to 4.4% in the three months ended June 30, 1997 from 2.7% in the year earlier period.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

     Revenue. Revenue increased $397.9 million, or 63.9% to $1,020.7 million in the six months ended June 30, 1997 from $622.8 million in the year earlier period. The increase was attributable by division to: Commercial, $82.0 million, or an increase of 29.4%; Information Technology, $200.4 million, or an increase of 127.9%; Professional Services, $84.6 million, or an increase of 114.0%; Teleservices, $19.1 million, or an increase of 35.9%; Health Care, $11.1 million, or an increase of 21.0% and Private Label, $0.7 million or an increase of 9.8%. The increases in the Commercial, Information Technology, and Professional Services Divisions are primarily due to the revenue contribution of acquired companies, while the increase in the Private Label and Health Care divisions are due to internal growth. The increase in the Teleservices Division was due primarily to internal growth with an additional increase resulting from the revenue of an acquired company.

     Gross Profit. Gross profit increased $111.2 million, or 79.5%, to $250.9 million in the six months ended June 30, 1997 from $139.7 million in the year earlier period. Gross margin increased to 24.6% in the six months ended June 30, 1997 from 22.4% in the year earlier period. The overall increase in gross margin is primarily due to the increase in revenue of the Company's Information Technology and Professional Services divisions which produce higher gross margins than the Company's Commercial and Teleservices divisions. In addition, the Commercial division experienced increasing margins. This increase in margin coupled with the volume of Commercial division revenue produced a significant increase in overall gross margin. The gross margins in the Teleservices and Private Label divisions remained relatively stable, while the gross margins in the Health Care division decreased slightly.

     Operating Expenses. Operating expenses increased $67.7 million, or 65.2% to $171.6 million in the six months ended June 30, 1997 from $103.9 million in the year earlier period. Operating expenses as a percentage of revenue increased to 16.8% in the six months ended June 30, 1997, from 16.7% in the year earlier period. Operating expenses before depreciation and amortization expense as a percentage of revenue decreased to 15.4% for the six months ended June 30, 1997 from 15.5% in the year earlier period. The decline in operating expenses before depreciation and amortization expense as a percentage of revenue is attributable to the Company's ability to spread expenses over a larger revenue base.

     Income from Operations. As a result of the foregoing, income from operations increased $43.4 million, or 121.0%, to $79.3 in the six months ended June 30, 1997 from $35.9 million in the year earlier period. Income from operations as a percentage of revenue increased to 7.8% in the six months ended June 30, 1997 from 5.8% in the year earlier period.

     Interest Expense. Interest expense increased $3.7 million to $6.0 million in the six months ended June 30, 1997 from $2.3 million in the year earlier period. The interest expense resulted from a combination of the utilization of the Company's credit facility, the notes payable to shareholders of acquired companies, and the 7.0% Convertible Senior Notes.

     Net Income. As a result of the foregoing, net income increased $27.6 million or 158.3% to $45.1 million in the six months ended June 30, 1997 from $17.5 million in the year earlier period. Net income as a percentage of revenue increased to 4.4% in the six months ended June 30, 1997 from 2.8% in the year earlier period.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1997, the Company's working capital requirements were funded by operations despite experiencing a significant increase in accounts receivable. The increase in the accounts receivable was the result of the growth of the Company's revenue combined with several acquisitions in which the Company purchased the business operations and certain assets of the acquired companies, excluding accounts receivable. Therefore, the Company was required to fund the acquired companies' initial accounts receivable balances causing an increase in accounts receivable. The Company may continue to experience these temporary fluctuations if any similarly structured acquisitions are completed in the future. The Company will use cash generated by operations or its revolving credit facility to fund any temporary operational cash flow needs.

     The Company's primary sources of funds are from operations, proceeds of Common Stock offerings and borrowings under its $500 million revolving credit facility. The Company's principal uses of cash are to fund acquisitions, working capital and capital expenditures. The Company generally pays its temporary employees weekly for their services while receiving payments from customers 35 to 60 days from the date of invoice. As new offices are established or acquired, or as existing offices expand, there will be increasing requirements for cash resources to fund current operations.

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

     The Company anticipates that capital expenditures for furniture and equipment and improvements to its management information and operating systems will require capital expenditures during the next twelve months of approximately $10.0 million. The Company anticipates recurring capital expenditures in future years to be approximately $7.0 - $10.0 million per year.

     The Company believes that funds provided by operations, available borrowings under its credit facility described below, current amounts of cash and the net proceeds from the sale of Common Stock will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

INDEBTEDNESS OF THE COMPANY

     The Company entered into an agreement on May 23, 1997 expanding its credit facility to $500 million. The facility is unsecured but is guaranteed by each of the Company's material subsidiaries. The facility is syndicated to a group of 20 banks, with NationsBank, National Association (f/k/a NationsBank, National Association (South)), as agent.

     The credit facility has a term of five years expiring May 22, 2002. Outstanding amounts under the credit facility bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain affirmative and negative covenants relating to the company's operations, including a prohibition on making any business acquisitions which would result in pro forma noncompliance with the related covenants if the acquired company would meet or exceed 10% of total assets or income on a consolidated basis. In addition, approval is required by the majority lenders at such time that the cash consideration of an individual acquisition exceeds 10% of consolidated shareholder's equity.

     As of August 12, 1997, the Company has a balance of $229.0 million outstanding under the credit facility. The Company also has outstanding letters of credit in the amount of $16.1 million, which reduce the amount of funds available under the facility. Therefore, the remaining balance of funds available to the Company as of August 5, 1997 is $254.3 million.

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

     The Company has certain notes payable to shareholders of acquired companies. The notes payable bear interest at rates ranging from 5.0% to 8.0% and have repayment terms from July 1997 to March 1999. As of August 12, 1997, the Company owed approximately $47.0 million in such acquisition indebtedness.

INFLATION

     The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements. Generally, throughout the periods discussed above, the increases in revenue have resulted primarily from higher volumes, rather than price increases.

FORWARD LOOKING STATEMENTS

     Statements made in this Report regarding the Company's expectation or beliefs concerning future events, including capital spending, expected results and the Company's liquidity situation during 1997, should be considered forward-looking and subject to various risks and uncertainties. The Company's actual results may differ materially from the results anticipated in the forward-looking statements as a result of certain factors set forth under Risk Factors and elsewhere in the Company's Joint Proxy Statement/Prospectus dated October 8, 1996, the Company's Prospectus dated January 16, 1997, and as discussed in the Company's reports on Forms 10-Q and 8-K made under the Securities Exchange Act of 1934. For instance, the Company's results of operations may differ materially from those anticipated in the forward-looking statements due to, among other things; management's ability to effectively integrate the combined operations of Career and the Company; the Company's ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into its operations; the general level of economic activity in the Company's markets; increased price competition; changes in government regulations or interpretations thereof; and the continued availability of qualified temporary personnel-particularly in the information technology and other professional segments of the Company's businesses. In addition, the market price of the Company's stock may from time to time be significantly volatile as a result of, among other things: the Company's operating results; the operating results of other temporary staffing companies; and changes in the performance of the stock market in general.


PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Annual Meeting of the Company's shareholders was held on May 20, 1997. Proxies were solicited from shareholders of record on the close of business on March 24, 1997. On March 24, 1997, there were 98,080,264 shares outstanding and entitled to vote at the Annual Meeting. The shareholder vote on the issues presented at the Annual Meeting was as follows:

ELECTION OF DIRECTORS

     All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their names:

     Name                              For         Withhold Authority
     ----                          ----------      ------------------
     Derek E. Dewan                87,248,877            388,043
     Walter W. Macauley            87,245,083            391,837
     Delores P. Kesler             87,244,826            392,094
     William H. Thumel, Jr.        87,250,023            386,897
     T. Wayne Davis                87,248,862            388,058
     John K. Anderson, Jr.         87,244,216            392,704
     Michael D. Abney              87,240,978            395,942

APPROVE AMENDMENT TO 1995 STOCK OPTION PLAN

     For             Against       Abstentions
     ---             -------       -----------
     61,978,635      25,514,510    143,783

APPROVE AMENDMENT TO NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     For             Against        Abstentions
     ---             -------        -----------
     71,151,445      16,343,335     142,148

ITEM. 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          10   Material Contracts.

          11   Calculation of Per share Earnings.

          27   Financial Data Schedule.

     (B)  Reports on Form 8-K

          The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1997.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 1997.


                                  ACCUSTAFF INCORPORATED



                                  /S/  Derek E. Dewan
                                  ---------------------------------
                                  DEREK E. DEWAN
                                  Chairman, President and Chief Executive
                                  Officer



                                  /S/  Michael D. Abney
                                  ---------------------------------
                                  MICHAEL D. ABNEY
                                  Senior Vice President and Chief Financial



                                  /S/  Robert P. Crouch
                                  ---------------------------------
                                  ROBERT P. CROUCH
                                  Vice President and Controller