Form 10-Q
period 1997-09-30
ACCUSTAFF INC
filed 1997-11-14
CIK 924646

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X         No
                                         ---          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            November 14, 1997

                Common Stock, $0.01 par value: 100,714,848
                                             (No. of Shares)

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                                                                      PAGE
                                                                                                                      ----


PART I    Financial Information

ITEM 1    Financial Statements

          Consolidated Balance Sheets as of  September 30, 1997 and December 31,1996.................................    2

          Consolidated Statements of Income for the Three and Nine Months Ended
          September 30, 1997 and 1996.................................................................................   3

          Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 and
          1996.......................................................................................................    4

          Notes to Consolidated Financial Statements.................................................................  5-6

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................................................................6-10

PART II   Other Information

ITEM 2    Changes in Securities and Use of Proceeds......................................................................10

ITEM 5    Other Information..............................................................................................10

ITEM 6    Exhibits and Reports on Form 8-K...............................................................................10

          Signatures.....................................................................................................11

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS
                                    ------

                                                                            SEPTEMBER 30,               DECEMBER 31,
                                                                                1997                        1996
                                                                       ----------------------      ---------------------
                                                                             (unaudited)                (unaudited)
Current assets:
 Cash and cash equivalents.........................................            $   31,161                   $108,664
 Accounts receivable, net..........................................               362,392                    249,161
 Due from associated offices, net..................................                44,332                     38,897
 Prepaid expenses..................................................                 9,204                      7,216
 Deferred income taxes.............................................                 7,799                      3,605

  Total current assets.............................................               454,888                    407,543

Furniture, equipment, and leasehold improvements, net..............                38,157                     25,803
Goodwill, net......................................................               756,521                    447,595
Other assets.......................................................                18,280                     16,174
                                                                   ----------------------      ---------------------
  Total assets.....................................................            $1,267,846                   $897,115
                                                                   ======================      =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
 Notes payable and convertible debt...................................         $   10,016                   $ 13,723
 Accounts payable and accrued expenses................................             53,528                     58,694
 Accrued payroll and related taxes....................................             88,870                     64,201
                                                                      -------------------      ---------------------

  Total current liabilities...........................................            152,414                    136,618

Convertible debt......................................................             86,250                     86,250
Notes payable, long-term portion......................................            263,230                     17,283
Deferred income taxes.................................................              3,835                      2,043
                                                                      -------------------      ---------------------

  Total liabilities...................................................            505,729                    242,194
                                                                      -------------------      ---------------------

Commitments and contingencies
Stockholders' Equity:
 Preferred stock, $.01 par value; 10,000,000 shares authorized; no
  shares issued and outstanding.......................................                  -                          -
 Common stock, $.01 par value; 150,000,000 shares authorized;
  99,808,784 and 96,551,702 shares issued and outstanding on
  September 30, 1997 and December 31, 1996, respectively..............                998                        966
 Additional contributed capital.......................................            625,821                    592,948
 Retained earnings....................................................            138,983                     65,441
                                                                      -------------------      ---------------------
                                                                                  765,802                    659,355
     Less: deferred stock compensation................................             (3,685)                    (4,434)
                                                                      -------------------      ---------------------

  Total stockholders' equity..........................................            762,117                    654,921
                                                                      -------------------      ---------------------
  Total liabilities and stockholders' equity..........................         $1,267,846                   $897,115
                                                                      ===================      =====================

                See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)

                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                             --------------------------------------         -----------------------------------
                                             SEPT. 30, 1997          SEPT. 30, 1996         SEPT. 30, 1997       SEPT. 30, 1996
                                             --------------          --------------         --------------       --------------
Revenue.....................................   $591,961                  $393,405               $1,612,649           $1,016,207
Cost of revenue.............................    439,823                   301,497                1,209,623              784,555
                                               --------                  --------               ----------           ----------
  Gross profit..............................    152,138                    91,908                  403,026              231,652
                                               --------                  --------               ----------           ----------

Operating expenses:
  General and administrative................     84,447                    53,559                  230,438              140,416
  Remittance to franchisees.................      6,495                     5,706                   17,826               15,604
  Depreciation and amortization.............      9,761                     5,010                   24,057               12,136
                                               --------                  --------                 --------             --------
     Total operating expenses...............    100,703                    64,275                  272,321              168,156
                                               --------                  --------                 --------             --------
Income from operations......................     51,435                    27,633                  130,705               63,496

Other  expense:
  Interest expense, net.....................     (5,915)                      145                  (11,896)              (2,143)
  Other.....................................          0                         -                        -               (2,800)
                                               --------                  --------                 --------             --------
Income before provision for income taxes....     45,520                    27,778                  118,809               58,553
Provision for income taxes..................     17,070                    10,825                   45,267               25,086
                                               --------                  --------                 --------             --------

  Net income................................     28,450                    16,953                   73,542               33,467


Pro forma data:
  Net income before provision for
     pro forma income taxes.................     28,450                    16,953                   73,542               33,467
  Provision for pro forma income taxes......          -                         -                        -               (1,504)
                                               --------                  --------                 --------             --------
  Pro forma net income......................     28,450                    16,953                   73,542               34,971

Pro forma earnings per share................   $   0.27                  $   0.17                 $   0.70             $   0.37
                                               ========                  ========                 ========             ========

Weighted average number of common shares
 and common share equivalents outstanding...    110,750                   107,400                  109,385              100,900
                                               ========                  ========                 ========             ========


                See Notes to Consolidated Financial Statements

                   ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                              NINE MONTHS ENDED
                                                                             ------------------------------------------------
                                                                                  SEPT. 30,1997              SEPT. 30, 1996
                                                                             ---------------------      ---------------------
Cash flows from operating activities:
   Net income................................................................       $  73,542              $  33,467
      Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization........................................          24,057                 12,136
        Provision for doubtful accounts......................................           1,916                  2,020
        Deferred income taxes................................................          (1,353)                 3,743
        Changes in certain assets and liabilities:
           Accounts receivable...............................................         (69,340)               (71,253)
           Due from associated offices.......................................          (5,573)                  (946)
           Prepaid expenses..................................................           1,584                    415
           Other assets......................................................            (769)                (1,622)
           Accounts payable and accrued liabilities..........................         (19,109)                 5,157
           Accrued compensation and related taxes............................          17,509                 21,628
                                                                               --------------         --------------
              Net cash provided by operating activities......................          22,464                  4,745
                                                                               --------------         --------------

Cash flows used in investing activities:
      Investment in reverse repurchase agreements, net.......................               -                 38,011
      Purchase of furniture, equipment and leasehold improvements............         (10,432)                (8,779)
      Purchase of businesses, including additional earn-outs on
         acquisitions, net of cash acquired..................................        (311,219)              (313,225)
                                                                               --------------         --------------
              Net cash used in investing activities..........................        (321,651)              (283,993)
                                                                               --------------         --------------

Cash flows from financing activities:
      Proceeds from issuance of common stock, net of offering expenses paid..               -                424,777
      Proceeds from stock options exercised..................................          15,883                  4,340
      Borrowings on indebtedness.............................................         264,412                 96,822
      Repayments on indebtedness.............................................         (58,611)              (125,905)
      Other, net.............................................................               -                 (5,065)
                                                                               --------------         --------------
              Net cash provided by financing activities......................         221,684                394,969
                                                                               --------------         --------------

Net (decrease) increase in cash and cash equivalents.........................         (77,503)               115,721
Cash and cash equivalents, beginning of period...............................         108,664                 46,206
                                                                              ---------------         --------------
Cash and cash equivalents, end of period.....................................        $ 31,161              $ 161,927
                                                                              ===============         ==============



                See Notes to Consolidated Financial Statements

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION.

     The accompanying consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K, as amended, for the year ended December 31, 1996.

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

2.   Summary Data of Subsidiary

     The following table details the summarized financial information (in thousands) of the Company's wholly owned subsidiary, Career Horizons, Inc., and Career Horizons' subsidiaries as of and for the dates and periods indicated.

                                                            September 30, 1997         December 31, 1996
                                                           ---------------------    -----------------------

Current assets.........................................            $286,673                   $184,987

Non-current assets.....................................             103,645                    187,842

Current liabilities....................................              63,738                     77,893

Non-current liabilities................................              88,560                     88,250

                                                          NINE MONTHS ENDED                            THREE MONTHS ENDED
                                            -------------------------------------------    ----------------------------------------
                                              Sept. 30, 1997           Sept. 30, 1996        SEPT. 30, 1997         SEPT. 30, 1996
                                            -------------------     -------------------    -----------------     ------------------
Revenue................................                $596,530                $444,342              $64,l78               $168,491
Gross profit...........................                 151,022                 106,546               41,114                 40,928
Income from operations.................                  35,842                  23,419                9,583                  8,871

3.    NEWLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principals Board ("APB") Opinion 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stoack that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The Company does not expect SFAS No. 128 to have a material effect to EPS as the Company already reports its EPS on the fully diluted basis pursuant to APB Opinion 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

     Revenue. Revenue increased $198.6 million, or 50.5%, to $592.0 million in the three months ended September 30, 1997 from $393.4 million in the year earlier period. The increase was attributable by division to: Commercial, $25.7 million, or an increase of 14.6%; Information Technology, $92.4 million, or an increase of 87.4%; Professional Services, $54.5 million, or an increase of 109.8%; Teleservices, $19.9 million, or an increase of 67.5%; Health Care, $5.6 million, or an increase of 19.8%; and Private Label $0.5 million or an increase of 11.9%. The increases in the Private Label and Health Care divisions were due to internal growth. The increases in the Information Technology, Professional Services, Commercial and Teleservices divisions were due to both internal growth and, more significantly, the revenue contribution of acquired companies.

     Gross Profit. Gross profit increased $60.2 million, or 65.5%, to $152.1 million in the three months ended September 30, 1997 from $91.9 million in the year earlier period. Gross margin increased to 25.7% in the three months ended September 30, 1997 from 23.4% in the year earlier period. The overall increase in gross margin is primarily due to the increase in revenue of the Company's Information Technology and Professional Services divisions which produce higher gross margins than the Company's Commercial and Teleservices divisions. In addition, the Professional Services division experienced a significant increase in gross margin percentage which when coupled with its increase in revenue, attributed to the Company's overall gain. The gross margins in the Health Care and Private Label divisions remained relatively unchanged, while the Teleservices division experienced a slight gain.

     Operating Expenses. Operating expenses increased $36.4 million, or 56.6%, to $100.7 million in the three months ended September 30, 1997 from $64.3 million in the year earlier period. Operating expenses as a percentage of revenue increased to 17.0% in the three months ended September 30, 1997, from 16.3% in the year earlier period. Operating expenses before depreciation and amortization expense as a percentage of revenue increased to 15.4% in the three months ended September 30, 1997 from 15.1% in the year earlier period. The rise in operating expenses before depreciation and amortization expense as a percentage of revenue is attributable to new branch openings and integration and conversion cost and in particular system conversion costs and the costs associated with the single-name branding of certain lines of business.

     Income from Operations. As a result of the foregoing, income from operations increased $23.8 million, or 86.2%. to $51.4 million in the three months ended September 30, 1997 from $27.6 million in the year earlier period. Income from operations as a percentage of revenue increased to 8.7% in the three months ended September 30, 1997 from 7.0% in the year earlier period.

     Interest Expense. Interest expense increased $6.0 million, to $5.9 million in the three months ended September 30, 1997 versus interest income of $0.1 million in the year earlier period. The interest expense resulted from a combination of the utilization of the Company's credit facility, the notes payable to shareholders of acquired companies, and the 7.0% Convertible Senior Notes.

     Net Income. As a result of the foregoing, net income increased $11.5 million or 67.6%, to $28.5 million in the three months ended September 30, 1997
from $17.0 million in the year earlier period.   Net income as a percentage of
revenue increased to 4.8% in the three months ended September 30, 1997 from 4.3% in the year earlier period.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

  Revenue. Revenue increased $596.4 million, or 58.7% to $1,612.6 million in the six months ended September 30, 1997 from $1,016.2 million in the year earlier period. The increase was attributable by division to: Commercial, $107.6 million, or an increase of 23.6%; Information Technology, $292.8 million, or an increase of 111.6%; Professional Services, $139.1 million, or 112.3%; Teleservices, $39.0 million, or an increase of 47.2%; Health Care, $16.8 million, or an increase of 20.6% and Private Label, $1.1 million or an increase of 10.5%. The increases in the Private Label and Health Care divisions were due to internal growth. The increases in the Information Technology, Professional Services, Commercial and Teleservices divisions were due to both internal growth and, more significantly, the revenue contribution of acquired companies.

  Gross Profit. Gross profit increased $171.3 million, or 73.9%, to $403.0 million in the nine months ended September 30, 1997 from $231.7 million in the year earlier period. Gross margin increased to 25.0% in the nine months ended September 30, 1997 from 22.8% in the year earlier period. The overall increase in gross margin is primarily due to the increase in revenue of the Company's Information Technology and Professional Services divisions which produce a higher gross margin percentage than the Company's Commercial and Teleservices divisions. In addition, the Professional Services division experienced a significant increase in gross margins which when coupled with its increase in revenues, attributed to the Company's overall gain. The gross margins in the Health Care, Private Label and Teleservices divisions remained relatively unchanged.

  Operating expenses. Operating expenses increased $104.2 million, or 61.9% to $272.3 million in the nine months ended September 30, 1997 from $168.1 million in the year earlier period. Operating expenses as a percentage of revenue increased to 16.9% in the nine months ended September 30, 1997, from 16.5% in the year earlier period. Operating expenses before depreciation and amortization expense as a percentage of revenue remained unchanged at 15.4% for the nine months ended September 30, 1997 as compared to the year earlier period.

  Income from Operations. As a result of the foregoing, income from operations increased $67.2 million, or 105.8%, to $130.7 million in the nine months ended September 30, 1997 from $63.5 million in the year earlier period. Income from operations as a percentage of revenue increased to 8.1% in the nine months ended September 30, 1997 from 6.2% in the year earlier period.

  Interest Expense. Interest expense increased $9.8 million to $11.9 million in the nine months ended September 30, 1997 from $2.1 million in the year earlier period. The interest expense resulted from a combination of the utilization of the Company's credit facility, the notes payable to shareholders of acquired companies, and the 7.0% Convertible Senior Notes.

  Net Income. As a result of the foregoing, net income increased $38.5 million or 110.0% to $73.5 million in the nine months ended September 30, 1997 from $35.0 million in the year earlier period. Net income as a percentage of revenue increased to 4.6% in the nine months ended September 30, 1997 from 3.4% in the year earlier period.




LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1997, the Company's working capital requirements were funded by operations despite experiencing a significant increase in accounts receivable. The increase in the accounts receivable was the result of the growth of the Company's revenue combined with several acquisitions in which the Company purchased the business operations and certain assets of the acquired companies, excluding accounts receivable. Therefore, the Company was required to fund the acquired companies' initial accounts receivable balances causing an increase in accounts receivable. The Company may continue to experience these temporary fluctuations if any similarly structured acquisitions are completed in the future. The Company will use cash generated by operations or its revolving credit facility to fund any temporary operational cash flow needs.

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

     During April 1996, the Company completed a secondary offering of 11.8 million shares of common stock from which the Company received net proceeds of approximately $304.9 million. In addition, the Company's subsidiary, Career, prior to the date of the merger with the Company, completed an offering in which Career issued 8.2 million shares of common stock, adjusted for the conversion to the Company's shares of common stock, from which the Company received net proceeds of $120.4 million. The net proceeds have been used, in part, to repay the outstanding indebtedness under the Company's revolving credit facility, while the remaining proceeds were used to fund acquisitions and for other general corporate purposes.

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

     The Company believes that funds provided by operations, available borrowings under the credit facility, current amounts of cash and various capital raising alternatives will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

INDEBTEDNESS OF THE COMPANY

     The Company entered into an agreement on May 23, 1997 expanding its credit facility to $500 million. The facility is unsecured but is guaranteed by each of the Company's subsidiaries. The facility is syndicated to a group of 20 banks, with NationsBank (South), N.A. as agent.

     The credit facility has a term of five years expiring May 23, 2002. Outstanding amounts under the credit facility bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain affirmative and negative covenants relating to the Company's operations, including a prohibition on making any business acquisitions which would result in pro forma noncompliance with the related covenants if the acquired company would meet or exceed 10% of total assets or income on a consolidated basis. In addition, approval is required by the majority lenders at such time that the cash consideration of an individual acquisition exceeds 10% of consolidated shareholder's equity.

     As of November 14, 1997, the Company has a balance of $340.0 million outstanding under the credit facility. The Company also has outstanding letters of credit in the amount of $22.7 million, which reduce the amount of funds available under the facility. Therefore, the remaining balance of funds available to the Company as of November 14, 1997 is $137.3 million.

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

     The notes have been unconditionally guaranteed by the Company and joint and severally guaranteed by each of Career's present and any future subsidiaries. The guarantee of the Company and each subsidiary of Career is an unsecured general obligation of the Company and such subsidiary, ranking equally with other unsecured obligations of the Company and such subsidiary. The ability of
(i) Career's subsidiaries to make distributions to Career, and (ii) Career to make distibutions to the Company, are and will continue to be restricted by applicable provisions of law. The Indenture for the Notes does not limit the ability of Career or its subsidiaries to make distributions, incur indebtedness, grant security interests or liens in respect of their assets or the ability of Career's subsidiaries to incur contractual restrictions on their ability to make distributions to Career. The obligation of the Company and each of Career's present and any future subsidiaries under its guarantee is full and unconditional.

     The Company has certain notes payable to shareholders of acquired companies. The notes payable bear interest at rates ranging from 5.0% to 8.0% and have repayment terms from July 1997 to March 1999. As of November 14, 1997, the Company owed approximately $47.7 million in such acquisition indebtedness.

INFLATION

     The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements. Generally, throughout the periods discussed above, the increases in revenue have resulted primarily from higher volumes, rather than price increases.

FORWARD LOOKING STATEMENTS

     Statements made in this Report regarding the Company's expectation or beliefs concerning future events, including capital spending, expected results and the Company's liquidity situation during 1997, should be considered forward-looking and subject to various risks and uncertainties. The Company's actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under Risk Factors and elsewhere in the Company's Joint Proxy Statement/Prospectus dated October 8, 1996, the Company's Prospectus dated January 16, 1997, and as discussed in the Company's reports on Forms 10-Q and 8-K made under the Securities Exchange Act of 1934. For instance, the Company's results of operations may differ materially from those anticipated in the forward-looking statements due to, among other things; management's ability to effectively integrate the combined operations of Career and the Company; the Company's ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into its operations; the general level of ecomonic activity in the Company's markets; increased price competition; changes in government regulations or interpretations thereof; and the continued availability of qualified temporary personnel, particularly in the information technology and other professional segments of the Company's businesses. In addition, the market price of the Company's stock may from time to time be significantly volatile as a result of, among other things: the Company's operating results; the operating results of other temporary staffing companies; and changes in the performance of the stock market in general.


PART II OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  Not applicable.
     (b)  Not applicable.
     (c) In January 1997, the Company issued 405,320 shares of common stock to the former shareholders of Legal Information Technology, Inc. common stock.
This issuance of securities was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipients for investment and with no view toward the resale or distribution thereof. In each instance, the recipient was either an accredited or a sophisticated investor, the offers and sales were made without any public solicitation and the stock certificates bear restrictive legends.
     (d)  Not applicable.

ITEM 5.   OTHER INFORMATION

     On November 12, 1997, the Company announced that it had entered into a definitive merger agreement providing for the acquisition of Office Specialists, Inc. by the Company. A copy of the press release announcing the execution of the merger agreement is attached hereto and is incorporated by reference herein.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          11    Computation of Earnings Per Share.

          27    Financial Data Schedule.

          99.1  Press Release dated November 12, 1997.

     (B)  Reports on Form 8-K

          The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1997.

                    ACCUSTAFF INCORPORATED AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ACCUSTAFF INCORPORATED



Date:  November 14, 1997           /s/     Derek E. Dewan
     ---------------------         ----------------------
                                   Derek E. Dewan
                                   Chairman, President and Chief Executive
                                   Officer



Date:  November 14, 1997           /s/     Michael D. Abney
     ---------------------         ------------------------
                                   MICHAEL D. ABNEY
                                   Senior Vice President and Chief Financial
                                   Officer


Date:  November 14, 1997           /s/     Robert P. Crouch
     ---------------------         --------------------------
                                   ROBERT P. CROUCH
                                   Vice President and Controller

                                 EXHIBIT INDEX

11      Computation of Earnings Per Share.

27      Financial Data Schedule.

99.1    Press Release dated November 12, 1997.