Form 10-K
period 1997-12-31
ACCUSTAFF INC
filed 1998-03-31
CIK 924646

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

                        COMMISSION FILE NUMBER: 0-24484

                             ACCUSTAFF INCORPORATED
             (Exact name of registrant as specified in its charter)

                Florida                                     59-3116655
--------------------------------------               -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 1 Independent Drive, Jacksonville, FL                       32202
----------------------------------------                 --------------
(Address of principal executive offices)                   (Zip Code)

      (Registrant's telephone number including area code): (904) 360-2000

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the Registrant), based upon the closing sale price of common stock on March 9, 1998, as reported by the New York Stock Exchange, was approximately $3,253,996,000.

     As of March 9, 1998, the number of shares outstanding of the Registrant's common stock was 104,293,288.

     DOCUMENTS INCORPORATED BY REFERENCE. List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of stockholders are incorporated by reference in Part III.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Index to Form 10-K
Part I

Item 1. Business                                                                                          2
Item 2. Properties                                                                                       11
Item 3. Legal Proceedings                                                                                11
Item 4. Submission of Matters to a Vote of Security Holders                                              11

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                           12
Item 6.  Selected Financial Data                                                                         13
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations           14
Item 8.  Financial Statements and Supplementary Data                                                     21
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            42

Part III

Item 10.  Directors and Executive Officers of the Registrant                                             42
Item 11.  Executive Compensation                                                                         42
Item 12.  Security Ownership of Certain Beneficial Owners and Management                                 42
Item 13.  Certain Relationships and Related Transactions                                                 42

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               43

Signatures                                                                                               45


                                     PART I
ITEM 1.   BUSINESS

GENERAL

     AccuStaff Incorporated (including, unless the context otherwise requires, all subsidiaries) ("AccuStaff", or the "Company") is a global provider of business services, including consulting, training, outplacement, outsourcing and strategic staffing services to businesses, professional and service organizations and governmental agencies through a network of over 1,000 offices including 600 Company-owned, 83 franchised and 375 associated offices throughout the United States, United Kingdom, Europe, Canada, and Latin America. The Company's business is comprised of six divisions, Information Technology, Professional Services, Commercial, Teleservices, Health Care and Private Label. The following table sets forth the respective business divisions' contributory revenue and gross profit:

            Business Unit                    % of Consolidated Revenues           % of Consolidated Gross Margin
---------------------------------------      ---------------------------          -------------------------------
Information Technology                                  32.2%                                  34.1%
Professional Services                                   15.8%                                  19.4%
Commercial                                              38.9%                                  34.2%
Teleservices                                             7.1%                                   3.5%
Health Care                                              5.3%                                   6.3%
Private Label                                            0.7%                                   2.5%


     The Company's revenues are primarily from the United States, as the Company's global expansion began during 1997 through a series of acquisitions. In June 1997, the Company entered the European market place with the acquisition of an accounting and financial services company with annual revenues over $60 million. Additionally, in November, 1997 the Company acquired two European information technology companies with combined annual revenues of approximately $120 million. The Company believes a consolidation will take place in the European business services industry much like the historical consolidation seen in the U.S. marketplace.

BUSINESS STRATEGY

     Overview. The Business Services Industry has grown rapidly in recent years as companies have utilized business service firms to provide value added solutions ranging from the use of outsourcing of non-core competencies to the recruitment of a flexible workforce able to provide a company with the unique skills it does not house internally. AccuStaff believes that the increasing pressure companies are experiencing to remain competitive and efficient will cause companies to focus their permanent internal staff around their core competencies while expanding their use of business service partners to provide strategic solutions to fulfill their needs. AccuStaff also believes the business services industry is highly fragmented, but is experiencing increasing consolidation largely in response to increased demand for companies to provide a wide range of comprehensive staffing solutions to regional and national accounts.

     Extensive Range of Services. AccuStaff offers a broad selection of strategic business services including consulting, outsourcing, outplacement, training, H.R. services and strategic staffing. Areas of focus include: information technology, legal, engineering, accounting and financial services as well as office automation and support. AccuStaff's strategy is to increase its revenue and improve its profitability by shifting the Company from its historical position as largely a commercial staffing company into a global professional business services firm by expanding its higher margin, value-added Information Technology and Professional Services Divisions. The Company continues to leverage existing business relationships established under the Commercial Division to enable the Information Technology and Professional Services Divisions to expand their customer bases.

     Migration of Business Focus. The continued shift towards the Information Technology and Professional Services Divisions allows faster growth and higher profit margins due to the specialized expertise of the professional personnel. Management's strategy is to strengthen its position as one of the few full-service companies offering information technology and professional services on a global scale. AccuStaff's principal competitors in the information technology and professional services areas generally consist of specialty firms that do not offer a broad range of business services. The Company's strategy is to continue to increase the percentage of its revenue and gross profits from the Information Technology and Professional Services divisions by expanding current specialties into new geographic markets, identifying and adding new lines of business, and leveraging wherever possible on existing specialty strengths. The Company has significantly expanded its information technology operations during 1996 and 1997 by acquiring 18 firms with information technology operations. These acquisitions extend the geographic coverage of the information technology operations with the capacity to provide clients with services in the 48 contiguous states, Canada, the United Kingdom and the United Arab Emirates and certain parts of Europe and Latin America.

     Increased Penetration of Existing Markets. A key element of AccuStaff's growth strategy is to cluster new offices in existing and contiguous markets. The Company believes that growth in the staffing industry comes mainly from the establishment or acquisition of new offices, since the market for any specific office is generally restricted by its proximity to clients and by the geographic radius in which associates are willing to travel. Office clustering and increasing revenue at existing offices create economies of scale through common regional management and the spreading of advertising, recruiting and training costs over a larger revenue base. In certain key markets, the Company intends to cross-sell information technology, professional and commercial services through market development managers.

         Strategic Acquisitions. The Company has supported its strategy of service diversification and geographic expansion with an aggressive acquisition program and, to a lesser extent, with newly-opened branch offices. A key element of the Company's expansion strategy is to acquire existing businesses with strong management, profitable operating results and recognized local and regional presence.

         Since its formation in 1992, AccuStaff has pursued an aggressive acquisition program, having acquired numerous staffing companies, highlighted by the merger with Career Horizons, Inc. in November 1996. AccuStaff and its subsidiaries have acquired 83 staffing companies since 1993, including 39 in fiscal 1996, and 28 in fiscal 1997. The Company has found acquisitions to be a valuable vehicle in increasing the Company's breadth of service solutions, increasing its market share, entering new markets and achieving critical mass in desired locations. A key element of the Company's expansion strategy is to continue to acquire existing businesses with profitable operations and recognized local and regional presence, with a view toward expanding the Company's geographic service base and diversifying and strengthening its service mix. Acquisition criteria also include a desirable market location, significant market share, new or expanded specialties that can be added to the Company's existing lines of business, efficient operating systems and existing management that will fit well with the Company's decentralized, entrepreneurial environment.

     The Company seeks acquisitions that will expand the geographic scope of its Information Technology, Professional Services, and Commercial divisions, strengthen its professional services and introduce new specialty services to its business mix. Management believes that AccuStaff's strong reputation and decentralized, team-oriented management style facilitate its efforts to acquire independent staffing businesses seeking an alliance with a national company. In determining whether to proceed with an acquisition, the Company evaluates a number of factors, including: the historical and projected financial results; the purchase price and expected impact on the Company's earnings per share; the expansion of the Company's geographic market share; the enhancement to the Company's breadth of services; the experience, reputation and personality of management; and any expected synergies with the Company's existing operations.

         The Company has established a multi-disciplined team responsible for coordinating the integration of acquired businesses into the Company's operation. Management believes that acquired businesses can be integrated into the Company with low incremental cost and will enable the Company to continue to spread fixed costs over a larger revenue base. The Company will transition, when in accordance with company strategy, the acquired companies to operate under the brand name of the respective division or operating unit within the division.

     During 1997 the Company's acquisition strategy was largely focused on information technology and professional services where it acquired 20 companies having revenues of $340 million. These sectors, domestically and internationally, will be the Company's focus in the immediate future. In addition in 1997, the Company began actively pursuing the European market, completing 3 acquisitions during the last half of the year, with further acquisitions anticipated in the future. In December the Company acquired Boston based Office Specialists, Inc. giving it a dominant position in high end office automation and desk top publishing in New England and other key markets.

BUSINESS DIVISIONS

         Information Technology Division.

     Market Background. The need for information technology services continues to expand as companies and governmental agencies continue to require increased performance from their information management systems. The reliance on information systems to provide companies with a competitive advantage in operating their business has prompted an exponential demand for information technology services. The demand is driven by rapid technology shifts, increased cost pressures, skill shortages, and benefits from outsourcing the information services to allow a company to focus on its core competencies. These market influences are expected to remain long term in nature and to increase the reliance upon information technology services companies to recruit, train, and provide personnel and technology solutions as companies increase their demand for information technology needs.

     The rapid technology shifts include demand for migration from main frame to client-server systems, utilization of internet/intranet applications, Enterprise Resource Planning (ERP), data warehousing, help-desk solutions, electronic commerce, network systems, supply chain management, Year 2000 compliance, and other system wide solutions. The supply of qualified information technology professionals continues to lag the global demand for information technology services and it is increasingly difficult for corporate MIS departments to keep internal staff current with the latest technologies and skills. This results in an increased dependence on outside consulting and contract technology services. This shortfall of professionals has resulted in skill shortages, primarily in the high end solutions sector of the market, which has resulted in an increase in the costs of obtaining personnel who offer these unique skill sets.

     Division Operations. The Information Technology Division, which operates primarily under the name modis and accounted for 32.2% of the Company's fiscal 1997 revenue, provides a full range of information technology services through two business units: modis Solutions and modis Consulting. modis Solutions' services include enterprise resource planning (ERP) implementation, object oriented methodology, web-enabled services life cycle development, data warehousing, process reengineering, mainframe to client-server transition, client service application development, Year 2000 solutions, management consulting, systems integration, and other high-end IT practices. The modis Consulting unit provides application development services and brings in needed technical and project management processes to help businesses achieve more predictable project execution and develop higher quality systems more efficiently and effectively. Application development teams include software application developers, system analysts, database analysts, software specialists, documentation specialists, project managers, systems administrators, and software engineers.

     modis Solutions has, or will soon finalize, major alliances with the following ERP systems developers: SAP (logo partner status), PeopleSoft, BAAN and Oracle. modis also provides software implementation for customers of Lawson Software, J.D. Edwards, and American Software.

     Division Strategy. modis will pursue the following strategies in an attempt to grow market share and further improve operating results.

          Leverage Recruiting Power. With a base of over 100 offices worldwide, modis employs over 1,000 professional technical recruiters. The resumes of nearly 1 million IT professionals are housed in the division's corporate databases. This recruiting power gives modis the ability to compete effectively for relatively scarce IT talent. To support the recruiting effort, modis offers benefit programs which include medical, dental and 401(k) plans. The division also recruits internationally and provides sponsorships for H1B visas for qualified candidates.

     Emphasis on Specialty Solutions. modis will enhance value to customers and improve operating margins by focusing on specialized solutions such as ERP implementation, application development, process reengineering and data warehousing. It is anticipated that nearly 20% of modis' revenue in 1998 will come from ERP software implementation services.

     Cross-Selling Between Offices. modis will drive greater volumes of high end specialty solution services by utilizing its 100+ branches as a distribution channel for cross-selling. This will positively effect the revenue growth and operating margins of branches through the marketing of high hourly bill rates, and high value services.

     Upgrade Consultant Skills. modis intends to continually upgrade the skills and market value of its consultants by providing advanced specialty training in such areas as ERP software implementation, object oriented technologies and internet/intranet application development. This will aid in consultant retention as well as leading to an upward trend in hourly bill rates.

     International Expansion. In March 1997, the Company entered the Canadian market with the acquisition of Computer Action and now operates in two provinces. In November 1997, the Company expanded into the United Kingdom through the acquisitions of Hunterskil Howard and IT Link. These companies have offices in the United Kingdom as well as Western Europe, adding approximately $120 million in revenue.

         The Company completed the following acquisitions in the information technology division for the year ended 1997:

                                                                   FISCAL 1996
                                                 ACQUISITION        REVENUES
                                                     DATE         (IN MILLIONS)
                                                 ------------------------------
Executive's Monitor, Inc.                            1/97               $12.7
Consultants in Computer Software, Inc.               1/97                13.2
Preferred Consulting, Inc.                           1/97                 9.0
Lenco Pro                                            1/97                16.1
Computer Action, Inc.                                3/97                10.1
Custom Software Services, Inc.                       4/97                 4.1
Wasser, Inc.                                         4/97                13.5
Computer Systems Development of America, Inc.        5/97                22.0
Technical Software Solutions, Inc.                   6/97                 6.0
Realtime Consulting, Inc.                           10/97                 4.3
Hunterskil Howard, Ltd.                             11/97               106.2
I.T. Link, Ltd.                                     11/97                11.8

         Professional Services Division.

     The Professional Services Division, which accounted for 15.8% of the Company's fiscal 1997 revenue, provides consulting, outsourcing and H.R. solutions for legal, technical, accounting, scientific and outplacement functions. The need for professional services, specifically legal, accounting, scientific, and technical solutions, has increased rapidly in response to the changing shift in the respective industries in which these professionals operate. The focus of large corporations has migrated to a more flexible professional workforce which employs personnel on a skill specific basis. This shift has increased the reliance upon business service partners to be able to recruit and provide solutions to these companies on a skill specific basis.

     The Legal unit, which operates under the Special Counsel brand name, provides legal support, H.R. services and solutions to corporate legal departments and law firms. These services include the provision of attorneys, paralegals and legal secretaries to corporate legal departments and private law firms for litigation support and other needs. The Company believes it is one of the leading providers of staffing services to the legal services industry. The Company primarily competes with local firms as this market is highly fragmented. The Company entered the legal industry in 1995 primarily through the acquisition of Special Counsel, Inc., a New York City operation with approximately $7 million in revenue. Currently, the legal unit has 45 branches operating primarily in the United States.

     The Company's Technical and Engineering unit, Entege, provides drafters, designers and engineers in the mechanical and electrical engineering fields as well as personnel to the chemical, plastics and other industries requiring chemists, laboratory technicians and other professionals. The technical unit also provides high level engineering and drafting services, including the outsourcing of specialized design services such as architectural design and drafting, tool designs and computer-aided design (CAD) services. The technical unit operates 23 branches.

     The Accounting unit, which operates primarily under the Accounting Principals brand name in the United States and the Badenoch and Clark brand name throughout the United Kingdom, provides professionals in finance, data processing and accounting, including auditors, controllers, CPAs, financial analysts, loan processors and tax accountants. Through providing these services, the Company offers customers a reliable and economic resource in providing financial professionals in periods of uncertain or uneven work loads such as special projects or unforeseen emergencies. The Company entered the accounting services industry in 1995 through the acquisition of a small, regional accounting firm and has since increased the division to encompass 40 branches globally in 1997.

     The Scientific unit, Scientific Staffing, provides trained scientists, laboratory technicians and chemists to Fortune 1000 companies in the pharmaceutical and consumer products industries. This unit was acquired in 1996 and currently includes 17 branch offices throughout the United States. For the year ended 1997, Scientific Staffing opened 10 branch offices more than doubling its branch network.

     The Leadership Resource Consulting unit, Manchester, offers outplacement, career development, leadership development, change management services and H.R. consulting. This unit started with an acquisition in January 1997 and was further enhanced through the acquisition of Schwab-Carrese and Associates in October 1997 for a total of 26 branch offices. Additionally, Manchester is a lead partner in a European venture which was formed to facilitate international assignments.

     During 1997, the Company began its initiative into the specialty training business by branding its new training business unit MindSharp Learning Centers, Inc. The introduction of MindSharp offers another professional service to its existing clients. Additionally the Company anticipates the training unit will benefit the IT division, modis, by ensuring that modis consultants maintain and further enhance their technical skills which will allow the Company to re-deploy existing consultants into higher margin practice areas. Additionally, the Company believes that training and certification will provide a competitive advantage in recruiting qualified IT professionals.

         The Company completed the following acquisitions in the Professional Services division during 1997:

                                                                                       FISCAL 1996
                                                                     ACQUISITION        REVENUES
                                                                         DATE         (IN MILLIONS)
                                                                     --------------   --------------
Legal Information Technology, Inc.                                       1/97                  $10.4
Manchester, Inc.                                                         1/97                   30.2
Amicus Staffing, Inc.                                                    4/97                    4.9
Parker and Lynch, Inc.                                                   4/97                    4.3
Accounting Principals, Inc.                                              4/97                    6.1
Keystone Consulting Group, Inc.                                          4/97                    5.2
Badenoch and Clark, Ltd.                                                 6/97                   42.7
Schwab-Carrese and Associates, Inc.                                     10/97                    5.0

         Commercial Division

     The Commercial Division, which operates primarily under the AccuStaff brand name and accounted for 38.9% of the Company's fiscal 1997 revenue, provides personnel, H.R. and outsourcing solutions to clients for office services and, to a lesser extent, light industrial needs. The Strategix, H.R. Management and E-Staff Brands provide primarily H.R. solutions. The office services unit supplies a wide variety of secretarial, clerical, word processing and office automation personnel to perform skilled tasks, as well as reception, copying, filing and other miscellaneous office services. Full turn-key outsourcing and H.R. solutions are also provided by this group. The light industrial unit supplies personnel to perform functions such as unskilled assembly and packaging, light-duty warehouse work, inventory and other light-duty, labor-intensive tasks and provides personnel for the assembly of electronic and other components. This unit also supplies personnel to assist with banquets and catering functions, hospitality and other labor-intensive special engagements such as sporting or political events and meetings and conventions.

         The Company acquired the following companies in the Commercial Division during 1997:



                                                                                       FISCAL 1996
                                                                     ACQUISITION        REVENUES
                                                                         DATE         (IN MILLIONS)
                                                                     ---------------  ----------------
CGS Services, Inc.                                                       1/97                  $10.1
Placers, Inc.                                                            1/97                   35.1
Esprit Staffing Services, Inc.                                           2/97                    5.0
Firstaff,Inc.                                                            3/97                   15.8
Staffing Resources, Inc.                                                 4/97                    6.5
Office Specialists, Inc.                                                11/97                  165.0

          Teleservices Division

     The Teleservices division, which accounted for 7.1% of the Company's fiscal 1997 revenue, primarily provides temporary staffing to MATRIXX Marketing, Inc. (MATRIXX), a leading provider of telemarketing services, formerly AT&T Solutions Customer Care, Inc. MATRIXX requires trained personnel for customer care services and inbound and outbound telemarketing services. These services involve responding to incoming calls for employee benefits administration, customer service and other needs as well as initiating outgoing telemarketing programs for AT&T related businesses and others. The Company acquired the following company in the Teleservices division (which provides telecommunications services to clients other than MATRIXX) in 1997:

Training Delivery Systems, Inc.                                          5/97                 $45.3

          Health Care Division

     The Health Care division, which operates under the Health Force brand name and which accounted for 5.3% of the Company's fiscal 1997 revenue, provides personnel primarily to individuals requiring home health care and, to a lesser extent, to health care facilities. The division provides certified home health and personal care aides, companions, health care technicians, licensed nurses and therapists.

          Private Label Division

     The Private Label division, operates under two brand names: Temporary Management Resources and Resource Funding Group. The companies, which accounted for 0.7% of the Company's fiscal 1997 revenue, provide financial and back office support services to independently owned temporary personnel firms ("Associated Offices"). These services include billing and payroll services and preparation of payroll tax filings and management reports. In addition, the Private Label division advances the Associated Offices an amount equal to their gross profit after deduction of the Company's fees and expenses.

EMPLOYEES

     Full-Time Employees (FTE's). At March 9, 1998, the Company employed approximately 5,000 staff employees on a full-time equivalent basis. Full-time employees are covered by life and disability insurance and receive health and other benefits. Salaried and hourly consultants in modis (information technology division) and primarily hourly employees in other divisions are not included in the FTE count above. During fiscal 1997, the Company employed over 300,000 billable consultants and associates, some of which have certain benefits such as life, disability, health, etc.

COMPETITION

     The business services industry is fragmented and highly competitive, with limited barriers to entry. A large percentage of temporary staffing companies are local operations with fewer than five offices. Within local markets, these firms actively compete with the Company for business, and in most of these markets no single company has a dominant share of the market. The Company also competes with larger full-service and specialized competitors in national, regional and local markets. The principal national competitors of the Company's Commercial, Professional Services and Health Care divisions include Manpower, Inc., Kelly Services, Inc., The Olsten Corporation, Interim Services, Inc., Robert Half International, Adecco, Inc. and CDI Corp. The principal national competitors of the Company's Information Technology division include Keane Inc., Renaissance Worldwide, Metamor Worldwide, Inc. and, to a lesser extent, the consulting divisions of IBM and the "Big Six" accounting firms. Some of these national competitors have greater marketing, financial and other resources than the Company. The Company believes that the primary competitive factors in obtaining and retaining clients are the number and location of offices, an understanding of clients' specific job requirements, the ability to provide personnel in a timely manner, the monitoring of quality of job performance and the price of services. The primary competitive factors in obtaining qualified candidates for employment assignments are quality and quantity of assignments, training, wages and benefits. Management believes that AccuStaff is highly competitive in these areas.

GOVERNMENT REGULATIONS

         The Company's Health Care division which operates through the Company's Career subsidiary is subject to extensive federal, state and local laws and government regulations, including licensing requirements, periodic examinations by government agencies and federal and state anti-fraud, anti-abuse and anti-kickback statutes and regulations. Healthcare providers are also subject to extensive documentation requirements of government agencies and industry participants, such as insurance companies and managed care companies. These regulations can affect the ability of the Company to collect its fees for services provided. Of the Health Care division's sales in fiscal 1997, approximately 36.7% were attributable to Medicaid services and 7.5% were attributable to Medicare services. The extent and type of government support for healthcare services, as well as the extent and type of health insurance benefits that employers are required to provide employees, have been the subject of intense scrutiny and debate in recent years at both the national and state levels. Changes in government support of healthcare services or the regulations governing such services, including regulations governing the methods by which services are delivered, the prices for services or reimbursements of fees, could all have a significant, and potentially adverse, effect on the Company. In addition, as part of healthcare reform, recent federal and certain state legislative proposals have included provisions extending health insurance benefits to temporary employees who currently are not provided with such benefits. The Company cannot currently predict what, if any, governmental action will be taken.

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

         New York State requires an approval by the Public Health Counsel of the New York State Department of Health ("NYPHC") for any change in the "controlling person" of an operator of a licensed home care services agency ("LHCSA"). "Controlling person" means a person or entity which directly or indirectly has the ability to direct the actions, management or policies of an entity whether through the ownership of voting securities or voting rights, by contract or otherwise. Control of an entity is presumed to exist if any person directly or indirectly owns, controls or holds the power to vote 10% or more of the voting securities or voting rights of such entity. A person or entity which becomes a controlling person of an operator of an LHCSA must file an application for NYPHC approval within 30 days of becoming a controlling person, and pending a decision by the NYPHC, such person or entity may not exercise control over the LHCSA. Such person or entity must divest itself of the controlling interest of the operator within 30 days if the NYPHC denies such approval. The Company has 13 offices in New York State which are LHCSA's.

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

         Outside of the United States and Canada the temporary staffing industry is closely regulated. These regulations differ among countries but generally may regulate: (i) the relationship between the Company and its temporary employees;
(ii) licensing and reporting requirements; and (iii) types of operations permitted.

TRADEMARKS

     The Company has applications pending before the Patent and Trademark Office for federal registration of the service marks ACCUSTAFF, modis INCORPORATED, MINDSHARP LEARNING CENTERS, INC., SCIENTIFIC STAFFING, INC., E-STAFF, INC. and the ACCUSTAFF and modis logos for its services generally, ACCUDRIVE for its proprietary software and management information systems and ACCUTECH for its technical services. Subsidiaries of AccuStaff hold federally registered service marks for ACCOUNTING PRINCIPALS, SPECIAL COUNSEL, INC. MANCHESTER PARTNERS, TEMPFORCE, FLEXI-FORCE, THE EXPERTS, the Experts hourglass logo, the Tempo logo, and the Temporaries Inc. logo. Subsidiaries also have common law claims to the trade names EXCEL TEMPORARY SERVICES, INC., EXCEL TRAINING SERVICES, INC. and EXCEL TECHNICAL SERVICES, INC.

ITEM 2.  PROPERTIES

         The Company owns no material real estate. It leases its corporate headquarters and Northeast Operations Center as well as its branch offices. The branch office leases generally run for three to five-year terms. The Company believes that its facilities are generally adequate for its needs and does not anticipate difficulty replacing such facilities or locating additional facilities, if needed.

ITEM 3.  LEGAL PROCEEDINGS

         The Company, in the ordinary course of its business, is from time to time threatened with or named as a defendant in various lawsuits, including discrimination and harassment and other similar claims. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable and prudent. The principal risks that the Company insures against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions and fidelity losses.

         There is no pending litigation which the Company believes is likely to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the twelve months ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the New York Stock Exchange and the Nasdaq National Market, as adjusted to reflect the Company's three-for-one stock split, effective March 27, 1996. The Common Stock was traded on the Nasdaq National Market until November 15, 1996, at which time it commenced trading on the New York Stock Exchange under the symbol "ASI".

FISCAL YEAR 1996                                                                       HIGH                LOW
         First Quarter........................................................           $26.50              $11.58

         Second Quarter.......................................................            38.00               22.75

         Third Quarter........................................................            31.75               21.00

         Fourth Quarter.......................................................            28.13               17.88

FISCAL YEAR 1997

         First Quarter........................................................           $25.25              $16.13

         Second Quarter.......................................................            26.63               15.75

         Third Quarter........................................................            31.50               23.31

         Fourth Quarter.......................................................            31.88               21.75

         As of March 9, 1998, there were approximately 858 holders of record of the Company's Common Stock.

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

     In December 1997, the Company issued 2,919,073 shares of common stock to the former shareholders of Office Specialists, Inc. in exchange for all of their shares of Office Specialists, Inc. This issuance of securities was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipients for investment and with no view toward the public resale or distribution of the securities without registration. There was not any public solicitation and the issued stock certificates bear restrictive legends.

 ITEM 6. SELECTED FINANCIAL DATA

                                                                   Fiscal Years Ended
                                       ------------------------------------------------------------------------------------
                                          DEC. 31,       Dec. 31,         Dec. 31,        Jan. 1,        Jan. 2,
(in thousands, except per share amounts)  1997 (1)       1996 (1)         1995 (1)       1995 (1)       1994 (1)
---------------------------------------------------------------------------------------------------------------------------
Statement of Income Data:
Revenue                                $  2,424,826   $  1,611,447    $    862,968   $    621,033   $    497,795
Cost of Revenue                           1,811,098      1,234,754         670,589        482,801        389,817
                                       ------------------------------------------------------------------------------------
Gross Profit                                613,728        376,693         192,379        138,232        107,978
Operating expenses                          422,164        274,806         148,201        112,479         95,774
Merger related costs                          5,000         28,502               -              -              -
                                       ------------------------------------------------------------------------------------
Income from operations                      186,564         73,385          44,178         25,753         12,204
Other income, (expense), net                      -              -             146             46            135
Interest expense, net                       (18,989)        (3,403)         (2,764)        (3,042)        (6,380)
                                       ------------------------------------------------------------------------------------
Income before taxes                         167,575         69,982          41,560         22,757          5,959
Provision for income taxes                   65,542         38,772          12,988          7,635          2,138
                                       ------------------------------------------------------------------------------------
Income before extraordinary item            102,033         31,210          28,572         15,122          3,821
Extraordinary item                                -              -               -         (1,403)             -
                                       ------------------------------------------------------------------------------------
Net income                                  102,033         31,210          28,572         13,719          3,821
                                       ====================================================================================
Basic net income per common share      $       1.00   $       0.34    $       0.46   $       0.28   $       0.09
                                       ====================================================================================
Diluted net income per common share    $       0.93   $       0.33    $       0.42   $       0.26   $       0.08
                                       ====================================================================================
Pro forma net income (2)                    102,033         34,852          25,428         12,127          3,821
                                       ====================================================================================
Pro forma basic net income per
   common share                        $       1.00   $       0.38    $       0.41   $       0.25   $       0.09
                                       ====================================================================================
Pro forma diluted net income per
   common share                        $       0.93   $       0.36    $       0.38   $       0.23   $       0.08
                                       ====================================================================================
Basic average common shares
   outstanding                              101,914         90,582          62,415         48,132         36,549
Diluted average common                 ====================================================================================
   shares outstanding (3)                   113,109        103,680          69,328         51,919         38,669
                                       ====================================================================================
Division Revenue Data:
Commercial                             $    944,185   $    792,700    $    556,374   $    441,027   $    376,070
Information Technology                      780,634        400,408          61,424         17,600          2,102
Professional Services                       383,490        179,608          29,065         18,712          9,156
Teleservices                                171,351        112,375          99,470         39,598         19,900
Health Care                                 129,461        112,044         104,160         92,392         81,345
Private Label                                15,705         14,312          12,475         11,704          9,222
                                       ------------------------------------------------------------------------------------
Total revenue                          $  2,424,826   $  1,611,447    $    862,968   $    621,033   $    497,795
                                       ====================================================================================

                                                                          As of
                                       ------------------------------------------------------------------------------------
                                           DEC. 31,       Dec. 31,        Dec. 31,        Jan. 1,        Jan. 2,
                                           1997 (1)       1996 (1)        1995 (1)       1995 (1)       1994 (1)
                                       ====================================================================================
Balance Sheet data:
Working capital                        $    325,388   $    280,246    $    175,944   $     91,177   $     27,593
Total assets                              1,479,516        929,215         380,160        171,811        133,177
Long term debt                              458,870        106,877          99,612         28,186         66,842
Stockholders' equity                        812,842        669,779         195,085         92,142         15,808

(1) Includes the financial information of the Company for the respective years noted above restated to account for any material business combinations accounted for under the pooling-of-interests method of accounting.
(2) Pro forma net income is the Company's historical net income less the approximate federal and state income taxes that would have been incurred, if the companies with which the Company merged had been subject to tax as a C Corporation.
(3) Diluted average common shares outstanding have been computed using the treasury stock method and the as-if converted method for convertible securities which includes dilutive common stock equivalents as if outstanding during the respective periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


   The following discussion should be read in connection with the Company's Consolidated Financial Statements and the related notes thereto included elsewhere herein. The Company's fiscal year ended on the Sunday closest to December 31 for the years which preceded fiscal year 1996 when the Company changed its fiscal year to comply with the calendar year.

INTRODUCTION

     The Company has acquired numerous staffing companies since its formation in 1992. Each of these acquisitions, other than the acquisitions of PTA International, The McKinley Group, Inc., Career Horizons, Inc., HJM Consulting, Inc., Staffware, Inc., Legal Support Personnel, Inc., Schwab-Carrese and Associates, Inc., and Office Specialists, Inc. which were accounted for under the pooling-of-interests method of accounting, has been accounted for using the purchase method of accounting. The results of the operations of each of the companies acquired through December 31, 1997, which were accounted for under the purchase method of accounting, have been included in the following discussion since the date of acquisition. The Company's historical financial statements have been restated to reflect the results of operations and financial position of the companies accounted for under the pooling-of-interests method of accounting, except for Staffware, Inc., Legal Support Personnel, Inc., and Schwab Carrese and Associates, Inc. due to the immaterial effect on prior periods. In the future, the Company's revenue and expenses may be significantly affected by the number and timing of the opening or acquisition of additional offices. The timing of such expansion activities can also affect period-to-period comparisons.

     Accustaff offers a broad range of staffing and outsourcing services through six divisions; the Information Technology division, which operates primarily under the name of modis, provides computer consulting services; the Professional Services division, which provides personnel who perform specialized services such as accounting, legal, technical, outplacement and scientific under the following names: Accounting Principals, Special Counsel, Entege, Manchester and Scientific Staffing, respectively; the Commercial division, which operates primarily under the name of Accustaff, provides clerical and light industrial staffing services; the Teleservices division, which provides personnel for customer care and inbound and outbound telemarketing services, primarily to MATRIXX Marketing, Inc.; the Health Care division, which operates primarily under the name of Health Force, provides a wide range of personnel, primarily to individuals requiring home health care and, to a lesser extent, to health care facilities; and the Private Label division, which provides Associated Offices with a wide range of back office and financial support services. The Information Technology and Professional Services divisions generally enjoy higher gross and operating margins than the Company's Commercial and Teleservices divisions. The Teleservices division is characterized by higher volumes, lower gross margins and lower operating expenses than the Company's other divisions.

     Temporary personnel placed by AccuStaff are generally Company employees. AccuStaff is responsible for employee related expenses for its temporary employees, including workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. Generally, the Company does not provide health, dental, disability or life insurance to its temporary employees except in certain circumstances. Generally, the Company bills its clients for the hourly wages paid to the temporary employees placed with the client, plus a negotiated markup. Depending on the arrangements negotiated with the client, the markup may be fixed or may allow direct pass-throughs of increases in expenses such as unemployment compensation insurance and worker's compensation insurance. Because the Company pays the majority of its temporary employees only for the hours they actually work, wages for the Company's temporary personnel are a variable cost that increase or decrease in proportion to revenue.

RESULTS OF OPERATIONS

   The following table sets forth the percentage of revenues represented by certain items in the Company's consolidated statements of income for the indicated periods.

                                                                                       Fiscal Years Ended
                                                                           ------------------------------------------
                                                                               Dec. 31,       Dec. 31,       Dec. 31,
                                                                                1997           1996           1995
---------------------------------------------------------------------------------------------------------------------
Revenue:
   Commercial division                                                          38.9%            49.2%         64.5%
   Information Technology division                                              32.2             24.8           7.1
   Professional Services division                                               15.8             11.1           3.3
   Teleservices division                                                         7.1              7.0          11.5
   Healthcare division                                                           5.3              7.0          12.1
   Private Label division                                                        0.7              0.9           1.5
                                                                           ------------------------------------------
      Total                                                                    100.0            100.0         100.0
Cost of revenue                                                                 74.7             76.6          77.7
                                                                           ------------------------------------------
Gross profit                                                                    25.3             23.4          22.3
Operating expenses                                                              17.6             18.8          17.2
                                                                           ------------------------------------------
Income from operations                                                           7.7              4.6           5.1
Other expense                                                                    0.8              0.3           0.3
                                                                           ------------------------------------------
Income before provision for income taxes                                         6.9              4.3           4.8
Provision for income taxes                                                       2.7              2.4           1.5
                                                                           ------------------------------------------
Net income                                                                       4.2%             1.9%          3.3%
                                                                           ------------------------------------------

   The following table sets forth the gross profit as a percentage of revenue ("gross margin" or "margin") for each of the Company's six divisions for the indicated periods.


                                       Fiscal Years Ended
                            ------------------------------------------
                            DEC. 31,       Dec. 31,       Dec. 31,
                              1997           1996           1995
----------------------------------------------------------------------

Commercial                    22.2%          20.6%          19.6%
Information Technology        26.8           26.9           31.9
Professional Services         31.1           25.2           28.7
Teleservices                  12.4           10.0           10.0
Healthcare                    29.8           30.6           31.6
Private Label                100.0          100.0          100.0

FISCAL 1997 COMPARED TO FISCAL 1996

   Revenue. Revenue increased $813.4 million, or 50.5%, to $2,424.8 million in fiscal 1997 from $1,611.4 million in fiscal 1996. The increase was attributable by division to: Information Technology, $380.2 million or an increase of 95.0%; Professional Services, $203.9 million, or an increase of 113.5%; Commercial, $151.5 million, or an increase of 19.1%; Teleservices, $59.0 million, or an increase of 52.5%; Health Care, $17.4 million, or an increase of 15.5%; and Private Label, $1.4 million or an increase of 9.7%. The increase in the Private Label and Health Care divisions were due entirely to internal growth. The increases in the Information Technology, Professional Services, Commercial and Teleservices divisions were due to both internal growth and, more significantly, the revenue contribution of acquired companies.

   Gross Profit. Gross profit increased $237.0 million or 62.9% to $613.7 million in fiscal 1997 from $376.7 million in fiscal 1996. Gross margin increased to 25.3% in fiscal 1997 from 23.4% in fiscal 1996. The overall increase in gross margin was due to the increase in revenue from the Company's Information Technology and Professional Services divisions, which produce higher gross margins than the Company's Commercial and Teleservices divisions. In addition, the Professional Services division experienced a significant increase in gross margin percentage which when coupled with its increase in revenue, attributed to the Company's overall gain. The gross margins in the Health Care and Private Label divisions remained relatively unchanged, while the Teleservices division experienced a slight gain due to an acquisition in the division which contributed a higher gross margin than the divisions other operations.

          Operating Expenses. Operating expenses increased $123.9 million, or 40.9%, to $427.2 million in fiscal 1997 from $303.3 million in fiscal 1996. Operating expenses before non-recurring merger related costs as a percentage of revenue increased to 17.4% in fiscal 1997, from 17.1% in fiscal 1996. The increase was due primarily to an increase in depreciation and amortization as a percentage of revenue in 1997 compared to 1996. Operating expenses before non-recurring merger related costs and depreciation and amortization as a percentage of revenue increased in fiscal 1997 as compared to fiscal 1996. Included in general and administrative expenses during 1997 are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to the Year 2000 as it relates to the Company's business, operations, customers and vendors. The Company expects to substantially complete the Year 2000 conversion projects by the end of 1998. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future.

     Income from Operations. As a result of the foregoing, income from operations increased $113.2 or 154.2% to $186.6 million in fiscal 1997 from $73.4 million in fiscal 1996. Income from operations before non-recurring merger related costs increased $89.7 million, or 88.0% to $191.6 million in fiscal 1997 from $101.9 million in fiscal 1996. Income from operations before non-recurring merger related costs as a percentage of revenue increased to 7.9% in fiscal 1997 from 6.3% in fiscal 1996.

   Interest Expense. Interest expense increased $15.6, or 458.8%, to $19.0 million in fiscal 1997 from $3.4 million in fiscal 1996. The increase in interest expense resulted from a combination of the utilization of the Company's credit facility, and the timing of the common stock offering in 1996.

     Income Taxes. The Company's effective tax rate was 39.1% in fiscal 1997 compared to 50.2%, including the effect of the pro forma tax provision, in fiscal 1996. The decrease in the effective tax rate was due to the higher level of taxable income in 1996 as a result of the non-deductible, non-recurring merger related costs in connection with the acquisitions of The McKinley Group, Inc., HJM Consulting, Inc. and Career Horizons, Inc. during 1996.

     Pro Forma Net Income. As a result of the foregoing, pro forma net income increased $67.1 million, or 192.3%, to $102.0 million in 1997 from $34.9 million in fiscal 1996. Pro forma net income as a percentage of revenue increased to 4.2% in fiscal 1997 from 2.2% in fiscal 1996, due primarily to the reduction of non-recurring merger related costs. Exclusive of these merger related costs, pro forma net income would have increased $45.5 million to $107.0 million, increasing pro forma net income as a percentage of revenue to 4.4%.

FISCAL 1996 COMPARED TO FISCAL 1995

   Revenue. Revenue increased $748.4 million, or 86.7% to $1,611.4 million in fiscal 1996 from $863.0 million in fiscal 1995. The increase was attributable by division to: Information Technology $339.0 million, or an increase of 551.9%, Professional Services, $150.5 million or an increase of 518.0%, Commercial, $236.3 million, or an increase of 42.5%, Teleservices $12.9 million or an increase of 13.0%, Health Care $7.9 million, or an increase of 7.6%, and Private Label, $1.8 million, or an increase of 14.7%. The increases in the Commercial and Professional Services divisions were due to acquisitions and internal growth. The increase in the Information Technology division was primarily due to the revenue contribution of acquired companies. The increases in the
Teleservices, Health Care and Private Label divisions were the result of internal growth.

   Gross Profit. Gross profit increased $184.3 million, or 95.8%, to $376.7 million in fiscal 1996 from $192.4 million in fiscal 1995. Gross margin increased to 23.4% in fiscal 1996 from 22.3% in fiscal 1995. The overall increase in gross margin was due to the impact of the Company's shift to the Professional Services and Information Technology divisions which produce a higher gross margin than the Company's Commercial and Teleservices divisions.

   Operating Expenses. Operating expenses before non-recurring merger related costs increased $126.6 million, or 85.4%, to $274.8 million in fiscal 1996 from $148.2 million in fiscal 1995. Operating expense before non-recurring merger related costs as a percentage of revenue remained relatively constant at 17.1% for fiscal 1996 as compared to 17.2% for fiscal 1995.

     Income from Operations. As a result of the foregoing, income from operations increased $29.2 or 66.1% to $73.4 million in fiscal 1996 from $44.2 million in fiscal 1995. Income from operations before non-recurring merger related costs increased $57.7 million, or 130.5%, to $101.9, million in fiscal 1996 from $44.2 million in fiscal 1995. Income from operations before non-recurring merger related costs as a percentage of revenue increased to 6.3% in fiscal 1996 from 5.1% in fiscal 1995.

   Interest Expense. Interest expense increased $639,000, or 21.4%, to $3.4 million in fiscal 1996 from $2.8 million in fiscal 1995. The interest expense resulted from the combination of the utilization of the Company's credit facility and the notes payable to shareholders of acquired companies.

   Income Taxes. The Company's effective income tax rate, including the effect of the pro forma tax provision, was 50.2% in fiscal 1996 compared to 38.8% in fiscal 1995. The increase in the effective tax rate was due to the increase in taxable income as a result of the non-deductible, non-recurring merger related costs with The McKinley Group, Inc., HJM Consulting, Inc., and Career Horizons, Inc.

     Pro Forma Net Income. As a result of the foregoing, pro forma net income increased $9.5 million, or 37.4%, to $34.9 million in fiscal 1996 from $25.4 million in fiscal 1995. Pro forma net income as a percentage of revenue decreased to 2.2% in fiscal 1996 from 2.9% in fiscal 1995, due to the non-deductible, non-recurring merger related costs. Exclusive of the merger costs, pro forma net income would have increased $36.0 million to $61.5 million, resulting in an increase to pro forma net income as a percentage of revenue to 3.8%.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary sources of funds are from operations, borrowings under its revolving credit facility and proceeds of Common Stock offerings. The Company's principal uses of cash are to fund acquisitions, working capital and capital expenditures. The Company generally pays its temporary employees weekly for their services while receiving payments from customers 35 to 60 days from the date of invoice. As new offices are established or acquired, or as existing offices expand, there will be increasing requirements for cash resources to fund current operations.

     During April 1996, the Company completed a secondary offering of 11.8 million shares of common stock from which the Company received net proceeds of approximately $304.9 million. In addition, the Company's subsidiary, Career, prior to the date of the merger with the Company, completed an offering in which Career issued 8.2 million shares of common stock, adjusted for the conversion to the Company's shares of common stock, from which the Company received net proceeds of $119.8 million. The net proceeds of the respective offerings were, in part, to repay the outstanding indebtedness under the Company's revolving credit facility, while the remaining proceeds were used to fund acquisitions and for other general corporate purposes through December 31, 1996.

     The Company is also obligated under various acquisition agreements to make earn-out payments to former stockholders of acquired companies over the next five years. The Company estimates the maximum amount of these payments will total $85 million, $46 million, $28 million, $26 million and $3.0 million annually for the next five years. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund these payments.

     The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $15 million. The Company anticipates recurring expenditures in future years to be approximately $10 million per year.

   The Company believes that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

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

     On February 6, 1998, the Company received a commitment from NationsBank (South), N.A. to extend the Company an additional amount of borrowings in the form of a revolving credit facility equal to $300 million. The commitment is for a two year term expiring, February 5, 2000 and contains substantially all of the same terms as the Company's existing $500 million facility.

     As of March 9, 1998, the Company had a balance of $385.0 million outstanding under the credit facility. The Company also had outstanding letters of credit in the amount of $22.7 million, which reduces the amount of funds available under the facility. Therefore, the remaining balance of funds available to the Company as of March 9, 1998 was $392.3 million.

     On October 16, 1995, the Company's subsidiary, Career, issued $86.25 million of 7% Convertible Senior Notes Due 2002 which were assumed by the Company pursuant to the merger. Interest on the notes is paid semiannually on May 1 and November 1 of each year. The notes are convertible at the option of the holder thereof, at any time after 90 days following the date of original issuance thereof and prior to maturity, unless previously redeemed, into shares of common stock of the Company at a conversion price of $11.35 per share, subject to adjustment in certain events. The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after November 1, 1998, at stated redemption prices, together with accrued interest. The notes do not provide for any sinking fund. Upon a Designated Event (as defined and including a change of control) holders of the notes will have the right, subject to certain restrictions and conditions, to require the Company to purchase all or any part of the Notes at a purchase price equal to 101% of the principal amount thereof together with accrued and unpaid interest to the date of purchase. The notes have been unconditionally guaranteed by the Company and joint and severally guaranteed by each of Career's present and any future subsidiaries. The guarantee of the Company and each subsidiary of Career is an unsecured general obligation of the Company and such subsidiary, ranking equally with other unsecured obligations of the Company and such subsidiary. The obligation of the Company and each of Career's present and any future subsidiaries under its guarantee is full and unconditional.

   The Company has certain notes payable to shareholders of acquired companies. The notes payable bear interest at rates ranging from 5.0% to 8.0% and have repayment terms from January 1998 to June 2000. As of March 9, 1998, the Company owed approximately $43.0 million in such acquisition indebtedness.

   The Company had $1.0 million of 6% Convertible Subordinated Debentures outstanding as of December 31, 1996, which were converted into 727,272 shares of the Company's common stock during 1997.

INFLATION

   The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements. Generally, throughout the periods discussed above, the increases in revenue have resulted primarily from higher volumes, rather than price increases.

RECENT ACCOUNTING PRONOUNCEMENTS

   During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the Company's 1998 fiscal year. The Company is in the process of determining its preferred disclosure format.

         Additionally, during 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires, among other things, that certain general and financial information be disclosed for reportable operating segments of a company. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, with interim application not required in the initial year of adoption.

     During 1998, the American Institute of Certified Public Accountants' Executive Committee issued Statement of Position Number 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management believes that the Company is substantially in compliance with this pronouncement and that the implementation of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

OTHER MATTERS

     Foreign Acquisitions. During 1997, the Company, through a series of acquisitions, expanded its operations into Canada and Europe (primarily the United Kingdom). The results of operations of these acquired companies are included with those of the Company from date of acquisition and are immaterial to the Company's results of operations for fiscal 1997, and financial position as of December 31, 1997.

     Impact of Year 2000. Some of the Company's older computer software programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that may recognize a date using "00" as the year 1900 rather than the year 2000.

   The Company commenced a company-wide assessment and will modify or replace affected software so that its computer systems will function properly with respect to dates beginning in the year 2000. To the best of management's knowledge and belief, and based on the work completed to date, the required modifications or replacements of the Company's software to process data after the turn of the century are not anticipated to pose significant operational problems.

FORWARD LOOKING STATEMENTS

     Statements made in this Report regarding the Company's expectation or beliefs concerning future events, including capital spending, expected results and the Company's liquidity situation during 1998, should be considered forward-looking and subject to various risks and uncertainties. The Company's actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under Risk Factors and elsewhere in the Company's prospectus dated January 15, 1997, and as discussed in the Company's reports on Forms 10-Q and 8-K made under the Securities Exchange Act of 1934. For instance, the Company's results of operations may differ materially from those anticipated in the forward-looking statements due to, among other things: the Company's ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into its operations; the general level of economic activity in the Company's markets; increased price competition; changes in government regulations or interpretations thereof; and the continued availability of qualified temporary personnel, particularly in the information technology and other professional segments of the Company's businesses. In addition, the market price of the Company's stock may, from time to time, be significantly volatile as a result of, among other things: the Company's operating results; the operating results of other temporary staffing companies; and changes in the performance of the stock market in general. 20

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Accountants

To the Stockholders of
AccuStaff Incorporated

   We have audited the consolidated balance sheets of AccuStaff Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AccuStaff Incorporated and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.



Jacksonville, Florida
March 20, 1998

AccuStaff Incorporated and Subsidiaries
Consolidated Balance Sheets


                                                                                     DECEMBER 31,    December 31,
(dollar amounts in thousands except per share amounts)                                 1997             1996
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $     23,938   $    109,599
   Accounts receivable, net of allowance of $15,555 and $9,199                            426,349        266,853
   Due from associated offices                                                             41,749         38,897
   Prepaid expenses                                                                        18,859          8,405
   Deferred income taxes                                                                   10,149          3,605
                                                                                     ----------------------------------
      Total current assets                                                                521,044        427,359
Furniture, equipment and leasehold improvements, net                                       48,577         30,130
Goodwill, net                                                                             882,986        451,519
Other assets                                                                               26,909         20,207
                                                                                     ----------------------------------
    Total assets                                                                     $  1,479,516   $    929,215
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable and convertible debt                                                $     18,024   $     15,142
   Accounts payable and accrued expenses                                                   95,886         62,947
   Accrued payroll and related taxes                                                       81,746         69,024
                                                                                     ----------------------------------
     Total current liabilities                                                            195,656        147,113
Convertible debt                                                                           86,250         86,250
Notes payable, long-term portion                                                          372,620         20,627
Other                                                                                      12,148          5,446
                                                                                     ----------------------------------
     Total liabilities                                                                    666,674        259,436
                                                                                     ----------------------------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                          -              -
   Common stock, $.01 par value; 150,000,000 shares authorized
      103,692,098 and 99,226,813 shares issued and outstanding on
      December 31, 1997 and December 31, 1996, respectively                                 1,037            992
Additional contributed capital                                                            634,194        594,186
Retained earnings                                                                         181,068         79,035
Deferred stock compensation                                                                (3,457)        (4,434)
                                                                                     ----------------------------------
     Total stockholders' equity                                                           812,842        669,779
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                      $  1,479,516   $    929,215
                                                                                     ==================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AccuStaff Incorporated and Subsidiaries
Consolidated Statements of Income


                                                                               Years Ended December 31,
                                                                      ------------------------------------------
(dollar amounts in thousands except per share amounts)                     1997            1996          1995
----------------------------------------------------------------------------------------------------------------
Revenue                                                               $  2,424,826   $  1,611,447   $    862,968
Cost of revenue                                                          1,811,098      1,234,754        670,589
                                                                      ------------------------------------------
   Gross Profit                                                            613,728        376,693        192,379
                                                                      ------------------------------------------
Operating expenses:
   General and administrative                                              362,010        233,625        122,269
   Depreciation and amortization                                            36,059         19,970          7,443
   Remittance to franchisees                                                24,095         21,211         18,489
   Merger related costs                                                      5,000         28,502              -
                                                                      ------------------------------------------
      Total operating expenses                                             427,164        303,308        148,201
                                                                      ------------------------------------------
         Income from operations                                            186,564         73,385         44,178
                                                                      ------------------------------------------
Other income (expense):
   Interest expense, net                                                   (18,989)        (3,403)        (2,764)
   Other income, (expense), net                                                  -              -            146
                                                                      ------------------------------------------
      Total other expense, net                                             (18,989)        (3,403)        (2,618)
                                                                      ------------------------------------------
Income before provision for income taxes                                   167,575         69,982         41,560
Provision for income taxes                                                  65,542         38,772         12,988
                                                                      ------------------------------------------
Net income                                                            $    102,033   $     31,210   $     28,572
                                                                      ==========================================
Basic net income per common share                                     $       1.00   $       0.34   $       0.46
                                                                      ==========================================
Average common shares outstanding, basic                                   101,914         90,582         62,415
                                                                      ==========================================
Diluted net income per common share                                   $       0.93   $       0.33   $       0.42
                                                                      ==========================================
Average common shares outstanding, diluted                                 113,109        103,680         69,328
                                                                      ==========================================
Unaudited pro forma data (Note 2):
   Net income before provision for pro forma income taxes             $    102,033   $     31,210   $     28,572
   Provision for pro forma income taxes                                          -         (3,642)         3,144
                                                                      ------------------------------------------
         Pro forma net income                                         $    102,033   $     34,852   $     25,428
                                                                      ==========================================
Pro forma basic net income per common share                           $       1.00   $       0.38   $       0.41
                                                                      ==========================================
Pro forma diluted net income per common share                         $       0.93   $       0.36   $       0.38
                                                                      ==========================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Accustaff Incorporated and Subsidiaries
Consolidated Statements of Cash Flows


                                                                             Years Ended December 31,
                                                                    ------------------------------------------
(dollar amounts in thousands except for per share amounts)             1997           1996          1995
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                       $  102,033      $   31,210     $   28,572
   Adjustments to net income to net cash provided by
    operating activities:
       Depreciation and amortization                                    36,059          19,970          7,443
       Deferred income taxes                                               453           1,234           (769)
       Changes in assets and liabilities:
         Accounts receivable                                           (86,562)        (72,505)       (20,201)
         Due from associated offices                                    (2,990)         (3,250)          (501)
         Prepaid expenses and other assets                              (3,550)          3,663           (447)
         Accounts payable and accrued expenses                          (8,915)         23,522          3,146
         Accrued payroll and related taxes                                 923             214          3,535
         Other, net                                                       (907)          7,991          3,418
                                                                    -----------------------------------------
           Net cash provided by operating activities                    36,544          12,049         24,196
                                                                    -----------------------------------------
Cash flows from investing activities:
   Purchase of investments                                                   -         (10,438)        (2,028)
   Sales and maturities of investments                                       -               -          8,842
   Investment in reverse repurchase agreements, net                          -          48,449        (48,449)
   Purchase of furniture, equipment and leasehold
     improvements, net of disposals                                    (17,943)        (13,126)        (8,129)
   Purchase of businesses, including additional earn-outs on
     acquisitions, net of cash acquired                               (442,282)       (354,691)       (68,308)
                                                                    -----------------------------------------
           Net cash used in investing activities                      (460,225)       (329,806)      (118,072)
                                                                    -----------------------------------------
Cash flows from financing activities:
   Bank overdraft, net                                                       -               -        (24,007)
   Proceeds from issuance of common stock, net of offering
     expenses paid                                                           -         424,677         72,403
   Proceeds from stock options exercised                                23,130           6,977          2,017
   Proceeds from issuance of convertible debentures                          -               -         85,663
   Borrowings on indebtedness                                          448,843          92,800         14,373
   Repayments on indebtedness                                         (133,853)       (131,172)       (18,058)
   Other, net                                                             (100)         (3,650)        (3,350)
                                                                    -----------------------------------------
           Net cash provided by financing activities                   338,020         389,632        129,041
                                                                    -----------------------------------------
Net increase (decrease) in cash and cash equivalents                   (85,661)         71,875         35,165
Cash and cash equivalents, beginning of year                           109,599          37,724          2,559
                                                                    =========================================
Cash and cash equivalents, end of year                              $   23,938      $  109,599     $   37,724
                                                                    =========================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                               Years Ended December 31,
(dollar amounts in thousands except for per share amounts)                 1997           1996           1995
----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                      $     18,243   $      8,402   $      3,303
   Income taxes paid                                                        62,437         22,489         13,918

NON-CASH INVESTING AND FINANCING ACTIVITIES
During fiscal 1995, the Company completed numerous  acquisitions.  In connection with the acquisitions, liabilities were assumed as follows:
   Fair value of assets acquired                                                                    $    100,198
   Cash paid                                                                                             (60,328)
                                                                                                    ------------
   Liabilities assumed                                                                              $     39,870
                                                                                                    ============

In fiscal 1995, convertible subordinated debentures of $1,500 were converted by the Company into 1,127,262 shares of common stock.

During fiscal 1996, the Company completed numerous  acquisitions.  In connection with the acquisitions, liabilities were assumed as follows:
   Fair value of assets acquired                                                                    $    437,724
   Cash paid                                                                                            (341,154)
                                                                                                    ------------
   Liabilities assumed                                                                              $     96,570
                                                                                                    ============

In fiscal 1996, Convertible Subordinated Debentures of $1,300 were converted by the Company into 1,040,000 shares of common stock. Also, 345,000 shares of stock were issued to the President and Chief Executive Officer pursuant to the terms of a restricted stock grant.

During fiscal 1997, the Company completed numerous  acquisitions.  In connection with the acquisitions, liabilities were assumed as follows:
   Fair value of assets acquired                                                                    $    466,269
   Cash paid                                                                                            (360,575)
                                                                                                    ------------
   Liabilities assumed                                                                              $    105,694
                                                                                                    ============

In fiscal 1997, Convertible Subordinated Debentures of $1,000 were converted by the Company into 727,272 shares of common stock.

AccuStaff Incorporated and Subsidiaries
Consolidated Statement of Stcokholders' Equity


                                                                           Additional              Deferred
(dollar amounts in thousands                                              Contributed  Retained      Stock
except per share amounts)                Shares  Amount   Shares   Amount   Capital    Earnings  Compensation    Total
----------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                   -      -    9,519,505   $   95   $ 69,154   $  23,068    $  (175)  $ 92,142
Sale of common stock                                   2,500,000       25     72,378           -          -     72,403
Conversion of subordinated debentures      -      -      187,877        2      1,498           -          -      1,500
Exercise of stock options and related
   tax benefit                             -      -      143,169        2      2,018           -          -      2,020
Amortization of unearned compensation      -      -            -        -          -           -         96         96
Net income                                 -      -            -        -          -      28,572          -     28,572
McKinley income for the three months
   ended December 31, 1994                 -      -            -        -          -         702          -        702
Distribution to former shareholders of
   acquired S-corporations                 -      -            -        -          -      (2,350)         -     (2,350)
2 for 1 stock split                        -      -   12,350,551      123       (123)          -          -          -
                                           ---------------------------------------------------------------------------
Balance, December 31, 1995                 -      -   24,701,102      247    144,925      49,992        (79)   195,085
3 for 1 stock split                        -      -   49,402,203      494       (494)          -          -          -
Sale of common stock                       -      -   20,017,575      200    424,477           -          -    424,677
Conversion of subordinated debentures      -      -    1,040,000       10      1,290           -          -      1,300
Issuance of restricted stock               -      -      345,000        3      4,889           -     (4,892)         -
Exercise of stock options and related
   tax benefit                             -      -    2,726,412       27     17,013           -          -     17,040
Vesting of restricted stock                -      -            -        -          -           -        537        537
Net income                                 -      -            -        -          -      31,210          -     31,210
Issuance of stock related to business
   combinations                            -      -      994,521       11      2,086       1,214          -      3,311
Distribution to former shareholders of
   acquired S-corporations                 -      -            -        -          -      (3,381)         -     (3,381)
                                           ---------------------------------------------------------------------------
Balance, December 31, 1996                 -      -   99,226,813      992    594,186      79,035     (4,434)   669,779
Conversion of subordinated debentures                    727,272        7        993                             1,000
Exercise of stock options and related
   tax benefit                             -      -    3,069,143       31     30,169           -          -     30,200
Vesting of restricted stock                -      -            -        -          -           -        977        977
Net income                                 -      -            -        -          -     102,033          -    102,033
Issuance of stock related to business
   combinations                            -      -      668,870        7      8,846           -          -      8,853
                                           ---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                 -      -  103,692,098   $1,037   $634,194   $ 181,068    $(3,457)  $812,842
                                           ===========================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AccuStaff Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

1.  DESCRIPTION OF BUSINESS:

     AccuStaff Incorporated, including all subsidiaries unless the context requires otherwise, (AccuStaff, or the Company), is an international provider of business services, including consulting, training, outsourcing and strategic staffing services to businesses, professional and service organizations and governmental agencies through a branch office network that includes Company-owned, franchised and associated offices. The Company operated 600 Company-owned, 83 franchised and 375 associated branch offices in 46 states, the District of Columbia, Canada, and Europe. The Company's revenues are primarily from the United States since the Company's expansion outside the United States did not begin until 1997. The Company's business is organized into six divisions: the Information Technology division, the Professional Services division, the Commercial division, the Teleservices division, the HealthCare division and the Private label division, which generated 32.2%, 15.8%, 38.9%, 7.1%, 5.3% and 0.7% of the Company's fiscal 1997 revenue, respectively. The Information Technology, Professional Services, Commercial, Health Care and Private Label Divisions provide a wide range of services to a diversified mix of clients, while its Teleservices division primarily furnishes trained telemarketing personnel to MATRIXX Marketing, Inc.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

   On November 10, 1997 the Company acquired all of the stock of Office Specialists, Inc. (OSI) in exchange for 2,919,073 shares of the Company's stock. Through September 30, 1997, OSI had revenue and net income of $137,032 and $496, respectively.

   Prior to changing to a calendar year end, OSI's fiscal years ended on June 29, 1996, June 24, 1995 and June 25, 1994. The calendar year 1997, 1996 and 1995 results of OSI were combined with the fiscal years ended December 31, 1997, 1996, 1995, respectively of the Company.

   The reconciliation below details the effects of the pooling detailed above on the previously reported revenues, net income, stockholders' equity and earnings per share of the Company.

                                                                                             Year ended
                                                                                     ---------------------------
                                                                                       Dec. 31,       Dec. 31,
                                                                                         1996           1995
----------------------------------------------------------------------------------------------------------------
Revenue as previously reported                                                       $  1,448,624   $    725,982
Revenue, OSI                                                                              162,823        136,986
                                                                                     ---------------------------
Revenue, as restated                                                                 $  1,611,447   $    862,968
                                                                                     ===========================

Net income, as previously reported                                                         27,942         26,069
Net income, OSI                                                                             3,268          2,503
                                                                                     ---------------------------
Net income, as restated                                                                    31,210         28,572
                                                                                     ===========================


Basic net income per common share, as previously reported                            $       0.32   $       0.44
Increase attributable to OSI                                                                 0.02           0.02
                                                                                     ---------------------------
Basic net income per common share, as restated                                       $       0.34   $       0.46
                                                                                     ===========================


Diluted net income per common share, as previously reported                          $       0.31   $       0.41
Increase attributable to OSI                                                                 0.02           0.01
                                                                                     ---------------------------
Diluted net income per common share, as restated                                     $       0.33   $       0.42
                                                                                     ===========================

                                                                                       Year Ended
                                                                      ------------------------------------------
                                                                        Dec. 31,        Dec. 31,       Jan. 1,
                                                                          1996            1995           1995
----------------------------------------------------------------------------------------------------------------
Stockholders' equity, as previously reported                          $    654,921   $    183,495   $     83,055
Stockholders' equity, OSI                                                   14,858         11,590          9,087
                                                                      -------------------------------------------
Stockholders' equity, as restated                                     $    669,779   $    195,085   $     92,142
                                                                      ===========================================

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

Cash and Cash Equivalents

     Cash and cash equivalents include deposits in banks, government money market funds, and short-term investments with maturities, when acquired, of 90 days or less.

Furniture, Equipment, and Leasehold Improvements

   Furniture, equipment, and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 15 years. Amortization of leasehold improvements is computed using the straight-line method over the useful life of the asset or the term of the lease, whichever is shorter. Costs associated with the development of the Company's proprietary software package have been deferred and are being amortized over a five-year period. Total depreciation and amortization expense was $11,468, $7,470 and $3,621 for 1997, 1996 and 1995
respectively. Accumulated depreciation and amortization of furniture, equipment and leasehold improvements as of December 31, 1997 and 1996 was $51,507 and $38,317, respectively.

Goodwill

   Goodwill represents the excess of cost over fair value of net tangible assets acquired through acquisitions. Such excess of cost over fair value of net tangible assets acquired is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Management periodically reviews the potential impairment of goodwill on a non-discounted cash flow basis to assess recoverability. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the goodwill which exceeds the present value of estimated expected future cash flows) would be recorded as a period expense. Accumulated amortization was $48,407 and $24,523 as of December 31, 1997 and 1996, respectively.

Revenue Recognition

   The Company recognizes as revenue, at the time the staffing services are provided, the amounts billed to clients of Company-owned offices and substantially all franchisees. In all such cases, the temporary worker is the Company's employee and all costs of employing the temporary worker are the responsibility of the Company and are included in cost of services. The accounts receivable of these franchisees belong to the Company and are included with those of the Company-owned operations, as accounts receivable, in the consolidated balance sheets.

   With respect to services performed for independent temporary personnel firms ("Associated Offices") and certain other franchisees, the Company records the service fee it receives as revenue. In such cases, the temporary worker is not employed by the Company. All costs are the responsibility of the Associated Office or the franchisee and are not included in cost of services. The Company advances to such Associated Offices or the franchisees the amounts billed to their clients and includes the amount of the advances on the Company's consolidated balance sheet as Due from Associated Offices.

   The Company recognizes revenue from franchise fees when it has performed substantially all of its obligations under its agreements.

Stock Based Compensation

     The Company accounts for stock options as prescribed by APB Opinion No. 25 and includes pro forma information as prescribed by SFAS No. 123 in the Stockholders' Equity footnote to the Consolidated Financial Statements.

Income Taxes

     Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net Income Per Common Share

     Basic and diluted net income per common share are presented in accordance with SFAS No. 128. Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted net income per common share includes the dilutive effect of convertible debentures and stock options (See note 9).

Remittance to Franchisees

   The remittance to franchisees is that portion of gross profit owed to substantially all franchisees after deduction of fees and expenses.

Pervasiveness of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although management believes these estimates and assumptions are adequate, actual results may differ from the estimates and assumptions used.

Reclassifications

   Certain amounts have been reclassified in 1995 and 1996 to conform to the 1997 presentation.

Recent Accounting Pronouncements

   During 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the Company's 1998 fiscal year. The Company is in the process of determining its preferred disclosure format.

   Additionally, during 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for the Company's 1998 fiscal year. The Company is in the process of evaluating the disclosure requirements under this standard.

     During 1998, the American Institute of Certified Public Accountants' Executive Committee issued Statement of Position Number 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management believes that the Company is substantially in compliance with this pronouncement and that the implementation of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Unaudited Pro Forma Data

   PTA International (PTA), The McKinley Group, Inc. (McKinley) and HJM Consulting, Inc. (HJM), prior to their acquisition by the Company, had elected to be treated as S Corporations for federal and state income tax purposes. As such, the taxable income of each company was reported to and subject to tax to its respective shareholders. The unaudited pro forma data on the consolidated statements of income provides approximate federal and state income taxes (by applying statutory income tax rates) that would have been incurred if PTA, McKinley and HJM had been subject to tax as a C Corporation.

3.   ACQUISITIONS


   The Company completed numerous acquisitions during 1997, 1996 and 1995 including OSI, PTA, McKinley, Career and HJM, for which the financial statements have been restated (See Note 2).

   In addition, the Company merged with Schwab Carrese and Associates, Inc. in fiscal 1997, and with Staffware, Inc. and Legal Support Personnel, Inc. in fiscal 1996, all of which were accounted for under the pooling-of-interests method of accounting. The Company acquired all of the stock of these companies in exchange for 263,550 and 926,486 shares of the Company's common stock for the 1997 and 1996 acquisitions, respectively. Due to the immaterial effect on prior periods, the Company's historical financial statements have not been restated.

Unaudited pro forma results of operations

   During 1997, 1996 and 1995, the Company made certain other acquisitions which were accounted for under the purchase method of accounting. Their operations are included in the Consolidated Statements of Income from the date of acquisition.

   The following unaudited pro forma consolidated results of operations give effect to the acquisitions made during 1997, 1996 and 1995 assuming the acquisitions had occurred at the beginning of the year in which each company was acquired and also at the beginning of the preceding year. Pro forma adjustments have been made to give effect to amortization of goodwill, interest expense on additional borrowings used to fund the acquisitions, and other adjustments, together with income tax effects.

     The results for fiscal 1997, include $5,000 in non-recurring acquisition costs related to the merger with OSI. The results for fiscal 1996, include $28,502 in non-recurring acquisition costs related to the mergers with McKinley, Career, and HJM. Exclusive of these non-recurring costs, net income and diluted net income per common share would have been $112,134 and $1.02 for the fiscal year ended 1997, respectively and $67,168 and $0.68, for the fiscal year ended 1996, respectively. These pro forma amounts are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be projections of future results and do not reflect any synergies that might be achieved from combined operations.

                                                                                        Fiscal
                                                                      -------------------------------------------
(unaudited)                                                               1997           1996            1995
-----------------------------------------------------------------------------------------------------------------
Revenue                                                               $  2,647,688   $  2,266,412   $  1,596,061
Net income                                                                 107,134         50,314         35,148
Diluted net income per common share                                   $       0.98   $       0.54   $       0.47


4.  NOTES PAYABLE
Notes payable at December 31, 1997 and 1996 consisted of the following:

                                                                                                Fiscal
                                                                                     ---------------------------
                                                                                         1997            1996
----------------------------------------------------------------------------------------------------------------
Credit facilities                                                                    $    347,620   $      2,710
Notes payable to former shareholder's of acquired companies, plus interest ranging
   from 5.05% to 8.0% due through June 2000                                                43,024         32,059
                                                                                     ---------------------------
                                                                                          390,644         34,769
Current portion of notes payable                                                           18,024         14,142
                                                                                     ---------------------------
Long-term portion of notes payable                                                   $    372,620   $     20,627
                                                                                     ===========================

   The Revolving Credit Facility contains certain covenants such as requiring the Company to maintain certain minimum financial ratios and does not permit the payment of dividends. The facility is unsecured, but is guaranteed by each of the Company's subsidiaries. The Company was in compliance with all covenants as of December 31, 1997 and 1996.

   On May 23, 1997, the Facility was amended and restated, increasing the available line from $150,000 to $500,000. The Facility has a term expiring May 23, 2002 and bears interest using an incentive pricing model based on the LIBOR, federal funds, or the prime rate.

   On February 6, 1998 the Company received a commitment from its primary lender for $300 million of additional borrowings in the form of a revolving credit facility. The commitment expires February 5, 2000 and contains substantially all of the same terms as the Company's existing credit facility.


   Maturities of loans and convertible debt (See Note 12), are as follows for the fiscal years subsequent to December 31, 1997:


Fiscal year
------------------------------------

1998                        $ 18,024
1999                          23,865
2000                           1,135
2001                               -
2002                         433,870
                            --------
                            $476,894
                            ========

5.  COMMITMENTS AND CONTINGENCIES:

Leases

   The Company leases office space under various noncancelable operating leases. The following is a schedule of future minimum lease payments with terms in excess of one year:




Fiscal Year
---------------------------------------------------

1998                                        $18,260
1999                                         14,984
2000                                         10,909
2001                                          6,994
2002                                          4,102
Thereafter                                    7,057
                                            -------
                                             $62,306
                                             =======


Total rent expense for fiscal 1997, 1996 and 1995 was $20,298, $12,830, and $6,605 respectively.

Litigation

   The company is a party to a number of lawsuits and claims arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending will not have a material adverse effect on the Company's financial position.

6.   INCOME TAXES:

   A comparative analysis of the provision for income taxes is as follows:

                                           Fiscal
                          ------------------------------------
                             1997           1996          1995
--------------------------------------------------------------
Current:
   Federal                $   56,772     $   31,687   $ 11,169
   State                       6,871          5,851      2,588
   Foreign                     1,446              -          -
                          ------------------------------------
                              65,089         37,538     13,757
                          ------------------------------------
Deferred:
   Federal:                        5            958       (604)
   State:                          -            276       (165)
   Foreign:                      448              -          -
                          ------------------------------------
                                 453          1,234       (769)
                          ------------------------------------
                          $   65,542     $   38,772     12,988
                          ====================================


   The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income before provision for income taxes is attributable to the following:

                                                                                Fiscal
                                                         --------------------------------------------------------------
                                                           1997                  1996                 1995
                                                         --------------------------------------------------------------
                                                          AMOUNT   PERCENTAGE  AMOUNT   PERCENTAGE  AMOUNT  PERCENTAGE
-----------------------------------------------------------------------------------------------------------------------
Tax computed using the federal statutory rate            $  58,651     35.0%  $ 24,493     35.0%    $ 14,546      35.0%
State income taxes, net of federal income tax effect         4,466      2.7      3,183      4.5        1,824       4.4
Pre-acquisition earnings of acquired S corporations              -        -     (1,081)    (1.6)      (3,144)     (7.6)
Acquired subsidiaries change from cash to accrual basis      1,046      0.6      4,723      6.8            -         -
Non-deductible merger related costs                              -        -      7,250     10.4            -         -
Permanent differences and other                              1,379      0.8        204      0.3         (238)     (0.6)
                                                         --------------------------------------------------------------
                                                         $  65,542     39.1%  $ 38,772     55.4%    $ 12,988      31.2%
                                                         ==============================================================

   The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets are as follows:

                                                                                                 Fiscal
                                                                                     ---------------------------
                                                                                          1997            1996
----------------------------------------------------------------------------------------------------------------
Gross deferred tax assets:
   Self-insurance reserves                                                           $      7,759   $      5,124
   Deferred income                                                                              -             71
   Allowance for doubtful accounts receivable                                               2,129          1,124
   Purchase accounting adjustments                                                          4,012          2,242
   Other                                                                                    3,371          1,171
                                                                                     ---------------------------
      Total gross deferred tax assets                                                      17,271          9,732
                                                                                     ---------------------------
Gross deferred tax liabilities:
   Amortization of computer software costs                                                   (184)          (128)
   Depreciation and amortization of furniture, equipment and leasehold improvements        (1,750)        (1,970)
   Amortization of goodwill                                                               (10,623)        (2,034)
   Acquired subsidiaries change from cash to accrual basis                                 (3,110)        (3,746)
   Other                                                                                        -           (292)
                                                                                     ---------------------------
      Total gross deferred tax liabilities                                                (15,667)        (8,170)
                                                                                     ---------------------------
      Net deferred tax asset(1)                                                      $      1,604   $      1,562
                                                                                     ===========================


(1) Deferred tax liabilities of $8,545 and $2,043 have been included in the balance sheet caption "other" at December 31, 1997 and 1996, respectively.

   Management has determined, based on the history of prior taxable earnings and its expectations for the future, taxable income will more likely than not be sufficient to fully realize deferred tax assets and, accordingly, has not reduced deferred tax assets by a valuation allowance.

7.   EMPLOYEE BENEFIT PLANS:

Profit Sharing Plan

   The Company has a discretionary contribution profit sharing plan that includes a 401(k) plan, which covers all non-highly compensated (as defined by IRS regulations) full time employees over age twenty-one with at least one year of employment and 1,000 hours of service. The Company also has a non-qualified deferred compensation plan for its highly compensated employees. The Company may make annual contributions at the discretion of the Board of Directors, but contributions are limited to the maximum amount allowed under the provisions of the Internal Revenue Code. The Company did not contribute to the profit sharing plan during fiscal 1997, 1996, or 1995. Effective July 1, 1997, the Company established a separate plan for employees of the professional divisions so as to make employees of those divisions eligible to participate in that plan after 90 days or 375 hours of service. The amended plan is retroactive, giving effect to service performed prior to July 1, 1997.

   The Company's subsidiary, Career, has a 401(k) plan for all of their non-highly compensated employees (as defined by IRS regulations) and temporary employees, and a non-qualified deferred compensation plan for its highly compensated employees. The plan allows eligible employees to contribute up to 10% of compensation, as defined. Career matches employee contributions at 50% up to the first 5% of total compensation.

   The Company has assumed many 401(k) plans of acquired subsidiaries and intends to merge these plans, including the Career Plan, into the Company's plan in the future. Amounts charged to earnings with respect to the plans were $832, $878 and $695 for the years ended December 31, 1997, 1996 and 1995, respectively. Effective January 1, 1998, a significant number of the profit sharing plans were merged and amended to become contributory plans. Pursuant to the terms of the various profit sharing plans, the Company will match 50% of employee contributions up to the first 5% of total eligible compensation, as defined.

8.  STOCKHOLDERS' EQUITY

Public Offerings of Common Stock

   On October 3, 1995, the Company completed an offering for the sale of 15,000,000 shares of common stock. The Company received $72,403 from the sale of the shares, net of underwriting discount and expenses associated with the offering. A portion of the net proceeds were used to repay all outstanding indebtedness under the Company's credit facility, which was approximately $8,500. The remaining proceeds, expended through December 31, 1995, were used primarily to fund additional acquisitions.

   In April 1996, the Company completed an offering for the sale of 11,790,000 shares of common stock. The Company received $304,900 from the sale of the shares, net of underwriting discount and expenses associated with the offering. The net proceeds were used to repay all outstanding indebtedness under the Company's credit facility, which was approximately $92,800. The remaining proceeds have been used primarily to fund acquisitions.

   The Company's subsidiary, Career, prior to the date of the merger with the Company, completed offerings in which Career issued 8,227,575 shares of common stock, adjusted for the conversion to the Company's shares of common stock, in which Career received $119,777, net of underwriting discounts and expenses associated with the offerings. Career used a portion of the proceeds from its initial offering to repay subordinated notes.

Incentive Employee Stock Plans

   Effective December 19, 1993, the Board of Directors approved the 1993 Stock Option Plan (the 1993 Plan) which provides for the granting of options for the purchase of up to an aggregate of 2,400,000 shares of common stock to key employees.

   Under the 1993 Plan, the Stock Option Committee (the Committee) of the Board of Directors has the discretion to award stock options, stock appreciation rights (SARS) or restricted stock options or non-qualified options and the option price shall be established by the Committee. Incentive stock options may be granted at an exercise price not less than 100% of the fair market value of a share on the effective date of the grant and non-qualified options may be granted at an exercise price not less than 50% of the fair market value of a share on the effective date of the grant.

   On August 24, 1995, the Board of Directors approved the 1995 Stock Option Plan (the 1995 Plan) which provided for the granting of options up to an aggregate of 3,000,000 shares of common stock to key employees under terms and provisions similar to the 1993 Plan. During fiscal 1996 and 1997, the 1995 Plan was amended to provide for the granting of an additional 6,000,000 and 3,000,000 shares, respectively.

   The Company has assumed the stock option plans of its acquired subsidiary, Career, in accordance with terms of the merger agreement dated November 14, 1996. At the date of acquisition Career had 2,254,831 options outstanding under the plans which were assumed. As of December 31, 1997 the plan had 372,445 options outstanding.

Non-Employee Director Stock Plan

     Effective December 29, 1993, the Board of Directors of the Company approved a stock option plan (Director Plan) for non-employee directors, whereby 600,000 shares of common stock have been reserved for issuance to non-employee directors. The Director Plan allows each non-employee director to purchase 60,000 shares at an exercise price equal to the fair market value at the date of the grant upon election to the Board. In addition, each non-employee director is granted 20,000 options upon the anniversary date of the director's initial election date. The options become exercisable ratably over a five-year period and expire ten years from the date of the grant. However, the options are exercisable for a maximum of three years after the individual ceases to be a director and if the director ceases to be a director within one year of appointment the options are canceled. In fiscal 1996, the Company granted 80,000 options under the Director's Plan at an average exercise price of $25.31. In fiscal 1997 the Company granted 120,000 options at an average exercise price of $28.35. During 1997, the Board of Directors amended the Non-Employee Director Stock Plan, increasing the number of shares available under the plan to 1.6 million shares.

   The following table summarizes the Company's Stock Option Plans:

                                                                                                         Weighted
                                                                                       Range of          Average
                                                                         Shares     Exercise Prices   Exercise Price
---------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                                                2,935,716   $ 0.18 - $ 5.81      $   1.08
   Granted                                                              4,002,493   $ 2.31 - $11.00      $   4.74
   Exercised                                                             (867,113)  $ 0.18 - $ 5.80      $   0.37
   Canceled                                                                (6,640)  $ 1.39 - $ 5.81      $   1.25
                                                                       ----------------------------------------------
Balance, December 31, 1995                                              6,064,456   $ 0.18 - $11.00      $   3.88
   Granted                                                              6,594,535   $11.27 - $33.75      $  19.50
   Exercised                                                           (2,029,163)  $ 0.18 - $12.09      $   2.76
   Canceled                                                               (61,467)  $ 5.81 - $22.22      $  11.69
                                                                       ----------------------------------------------
Balance, December 31, 1996                                             10,568,361   $ 0.69 - $33.75      $  13.67
   Granted                                                              2,452,176   $16.13 - $31.38      $  18.92
   Exercised                                                           (3,069,143)  $ 1.25 - $32.00      $   7.02
   Canceled                                                               (43,273)  $11.80 - $24.92      $  23.18
                                                                       ----------------------------------------------
BALANCE, DECEMBER 31, 1997                                              9,908,121   $ 0.69 - $33.75      $  16.76
                                                                       ==============================================

   The following table summarizes information about stock options outstanding at December 31, 1997:

                                                         Outstanding                          Exercisable
                                           ------------------------------------------- -----------------------------
                                                                        Average                        Average
                                                          Average       Exercise                       Exercise
                                            Shares        life (a)        Price          Shares         Price
--------------------------------------------------------------------------------------------------------------------
$  0.83 - $ 13.67                          2,299,699       7.20             5.66       1,656,405         4.95
$ 13.83 - $ 13.83                            344,200       8.03            13.83          34,200        13.83
$ 14.50 - $ 14.50                          1,920,000       8.07            14.50       1,632,000        14.50
$ 16.00 - $ 19.75                          2,056,722       9.02            17.44         151,738        17.18
$ 20.00 - $ 33.75                          3,287,500       8.41            25.67       1,646,717        25.95
                                           -------------------------------------------------------------------------
Total                                      9,908,121       8.18         $  16.76       5,121,060     $  15.16
                                           =========================================================================

(a) Average contractual life remaining in years.

     At year-end 1996, options with an average exercise price of $8.07 were exercisable on 5.0 million shares; at year-end 1995, options with an average exercise price of $3.28 were exercisable on 3.5 million shares.

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. As permitted by the provisions of SFAS No. 123, the Company applied APB Opinion 25 and related interpretations in accounting for its employee stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost for options granted in 1996 and 1997, based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                                                                         1997            1996
--------------------------------------------------------------------------------------------------------------------
Net Income
   As reported                                                                       $    102,033   $     31,210
   Pro forma                                                                         $     92,353   $     21,717

Basic net income per common share
   As reported                                                                       $       1.00   $       0.34
   Pro forma                                                                         $       0.91   $       0.24

Diluted net income per common share
   As reported                                                                       $       0.93   $       0.33
   Pro forma                                                                         $       0.85   $       0.24



   The weighted average fair values of options granted during 1997 and 1996 were $6.16 and $4.57 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                                                               Fiscal
                                                                                         1997          1996
-------------------------------------------------------------------------------------------------------------
Expected dividend yield                                                                     -             -
Expected stock price volatility                                                           .30           .30
Risk-free interest rate                                                                  6.12          5.90
Expected life of options (years)                                                         3.40          3.50


   During Fiscal 1996, the Company's Board of Directors issued a restricted stock grant of 345,000 shares, under the 1995 Plan, to the Company's President and Chief Executive Officer, which vests over five years. The Company recorded $4,892 in deferred compensation expense which is being amortized on a straight line basis over the vesting period of the grant.

Stock Splits

   Effective November 27, 1995, the Company's Board of Directors approved a two-for-one stock split of common stock for stockholders of record as of November 9, 1995. A total of $123 was transferred from additional contributed capital to the stated value of common stock in connection with the stock split. The par value of the common stock remains unchanged. All share and per share amounts have been restated to retroactively reflect the stock split.

   Effective March 6, 1996, the Company's Board of Directors approved a three-for-one stock split of common stock for stockholders of record as of March 20, 1996. A total of $494 was transferred from additional contributed capital to the stated value of common stock in connection with the stock split. The par value of the common stock remains unchanged. All share and per share amounts have been restated to retroactively reflect the stock split.

9.  NET INCOME PER COMMON SHARE

     In accordance with SFAS No. 128, "Earnings per Share", the calculation of basic net income per common share and diluted net income per common share is presented below:

                                                                          1997            1996          1995
----------------------------------------------------------------------------------------------------------------
Basic net income per common share computation:
   Income available to common shareholders                            $    102,033   $     31,210   $     28,572
                                                                      ------------------------------------------
   Average common shares outstanding                                       101,914         90,582         62,415
                                                                      ------------------------------------------
   Basic net income per common share                                  $       1.00   $       0.34   $       0.46
                                                                      ==========================================
Diluted net income per common share computation:
   Income available to common shareholders                            $    102,033   $     31,210   $     28,572
   Interest paid on convertible debt, net of tax benefit                     3,712          2,784            840
   Income available to common shareholders and assumed                ------------------------------------------
   conversions                                                        $    105,745   $     33,994   $     29,412
                                                                      ------------------------------------------
   Average common shares outstanding                                       101,914         90,582         62,415
   Incremental shares from assumed conversions:
      Convertible debt                                                       7,599          8,363          4,286
      Stock options                                                          3,596          4,735          2,627
                                                                      ------------------------------------------
   Diluted average common shares outstanding                               113,109        103,680         69,328
                                                                      ------------------------------------------
   Diluted net income per common share                                $       0.93   $       0.33   $       0.42
                                                                      ==========================================

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

11. ACCRUED WORKERS' COMPENSATION CLAIMS:

   The Company is primarily self-insured with respect to workers' compensation claims for all employees, supplemented by insurance coverage which limits the Company's liability per occurrence. The limit of the Company's liability ranges from $250 to $350. The excess insurance coverage provides coverage in excess of the limit of the Company's liability per occurrence. In addition, several of the Company's subsidiaries are fully insured under various plans and, therefore, are not included in the self insured plans.

     Included in the Balance Sheet caption "Accrued Payroll and Related Taxes" is an accrual of $19.5 million and $19.8 million for the years ended December 31, 1997 and 1996, respectively, for the estimated amount of unsettled workers' compensation claims. This estimate is based, in part, on an evaluation of the information provided by the Company's third-party administrator and its independent actuary, and represents management's best estimate of the Company's future liability. The Company's management believes that the difference, if any, between the amounts recorded at December 31, 1997, for its estimated liability and the costs of settling the actual claims, will not be material to the results of operations.

   The Company has provided certain customers with irrevocable letters of credit to guarantee the payment of the Company's workers' compensation claims. At December 31, 1997 and 1996, the letters of credit amounted to $16,595 and $15,225, respectively.

12. CONVERTIBLE DEBT:

     At January 1, 1995, the Company had outstanding $1,800 of 6% Convertible Subordinated Debentures due January 31, 1997. The debentures were convertible at the option of the debenture holders into shares of the Company's common stock at a price of $1.25 per share. In addition, certain debenture holders were issued options to purchase an additional $2,000 of 6% convertible subordinated debentures, due January 31, 1997, which were convertible into shares of the Company's common stock at $1.38 per share. During fiscal 1995 the debenture holders converted their options. Debentures in the amount of $1,000, $1,300 and $1,500 in principal amount of the Company's 6% debentures were converted into 727,272, 1,040,000 and 1,127,262 shares of the Company's common stock during 1997, 1996 and 1995, respectively.

   The Company's subsidiary, Career, has $86,250 of 7% Convertible Senior Notes due 2002 which have been assumed by the Company pursuant to their November 1996 merger. Interest on the notes is paid semiannually on May 1 and November 1 of each year. The notes are convertible at the option of the holder thereof, at any time after 90 days following the date of original issuance thereof and prior to maturity, unless previously redeemed, into shares of common stock of the Company at a conversion price of $11.35 per share, subject to adjustment in certain events.

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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

   Debt. The fair value of debt instruments is based on rates available to the Company for debt with similar terms and maturities and approximates its carrying amount.

   Convertible Senior Notes. There are no quoted market prices for the convertible senior notes. Given the terms of the respective notes, the notes could be redeemed for $87,113, or converted into shares of the Company's stock having a market value of approximately $174.8 million at December 31, 1997.

14.  SUMMARY DATA OF SUBSIDIARY:

   The following table details the summarized financial information of the Company's wholly owned subsidiary, Career Horizons, Inc., and Career Horizons' subsidiaries as of and for the fiscal year ended December 31, 1997:

                                                                                Dec. 31, 1997
---------------------------------------------------------------------------------------------
Current assets                                                                   $    186,674
Non-current assets                                                                    251,261
Current liabilities                                                                    67,459
Non-current liabilities                                                               114,520
Revenue                                                                               901,465
Gross profit                                                                          232,520
Income from operations                                                                 59,883

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     For the Three Months Period Ended                  For the
                                       ----------------------------------------------------------      Year Ended
                                          Mar. 31,        June 30,       Sept. 30,      Dec. 31,        Dec. 31,
                                            1997            1997           1997           1997           1997
-------------------------------------------------------------------------------------------------   ---------------
Revenue                                $    519,482   $    589,340    $    640,859   $    675,145   $  2,424,826
Gross profit                                125,472        147,128         164,164        176,964        613,728
Income from operations                       36,945         43,097          52,049         54,473        186,564
Income before provision for income
   taxes                                     34,905         38,887          45,993         47,790        167,575
Net income                                   21,461         23,887          28,691         27,994        102,033
Pro forma net income                         21,461         23,887          28,691         27,994        102,033
Pro forma basic net income per
   common share                        $       0.21   $       0.24    $       0.28    $      0.27   $       1.00
Pro forma diluted net income per
   common share                        $       0.20   $       0.22    $       0.26    $      0.25   $       0.93




                                                     For the Three Months Period Ended                   For the
                                       ----------------------------------------------------------       Year Ended
                                         Mar. 31,         June 30,       Sept. 30,      Dec. 31,         Dec. 31,
                                           1996             1996           1996           1996            1996
-------------------------------------------------------------------------------------------------   ---------------
Revenue                                $    317,834   $    386,322    $    434,528   $    472,763   $  1,611,447
Gross profit                                 71,071         87,874         101,866        115,882        376,693
Income from operations                       15,309         20,375          29,422          8,279         73,385
Income before provision for
   income taxes                              12,958         20,139          29,427          7,458         69,982
Net income                                    8,400         10,403          17,926         (5,519)        31,210
Pro forma net income                          7,945         11,420          17,926         (2,439)        34,852
Pro forma basic net income per
   common share                        $       0.11   $       0.12    $       0.18   $      (0.02)  $       0.38
Pro forma diluted net income per
   common share                        $       0.09   $       0.11    $       0.17   $      (0.01)  $       0.36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with or changes in the registrant's independent accountants since the Company's inception.

                                    PART III

         Information required by Part III is incorporated by reference to the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A ("the Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Part of the information required by this item is incorporated by reference from the section entitled "Election of Directors" and "Compliance with section 16(a) of the Securities Exchange Act of 1934" contained in the proxy statement. Information regarding the Company's executive officers who are not discussed in the Proxy Statement is as follows:

Name                          Age                          Office
----                          ---                          ------
James R. O'Reilly             54                           Chief Operating Officer
Marc M. Mayo                  42                           Senior Vice President and General Counsel
Robert P. Crouch              29                           Vice President and Controller

     James R. O'Reilly has served as the Company's Chief Operating Officer since October, 1993 and as Vice President - Southeast Region from the Company's formation in May 1992 to October 1993.

     Marc M. Mayo has served as Senior Vice President and General Counsel since February 1, 1997. Prior thereto, Mr. Mayo was with the law firm of Coffman, Coleman, Andrews & Grogan for fourteen years, the last nine as a partner.

     Robert P.  Crouch,  29,  joined the  Company in  November  1995 as Internal
Auditor and in June 1997 was promoted to Vice President and Controller. Mr. Crouch is a certified public accountant and prior to joining the Company was employed with Arthur Andersen LLP. He received a Bachelor of Science degree in accounting from the University of Florida and a Masters of Accounting degree from the University of North Carolina at Chapel Hill.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the section entitled "Executive Compensation" contained in the Proxy Statement.


ITEM     12. SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section entitled "Voting Securities" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions; Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
 (a)  1.  Financial Statements

         The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report.

Report of Independent Accountants

Consolidated  Balance Sheets as of December 31, 1997 and 1996

Consolidated Statements of Income for each of the three years in the period ended December 31, 1997

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1997

Notes to Consolidated Financial Statements.

      2. Financial Statement Schedules

         Financial statement schedules required to be included in this report are either shown in the financial statements and notes thereto included in Item 8 of this report or have been omitted because they are not applicable.

      3. Exhibits

         2.1      Agreement and Plan of Merger related to the acquisition of The McKinley Group, Inc.  and MGI
                  Services, Inc. (2)

         2.2      Agreement and Plan of Merger related to the acquisition of Career Horizons, Inc. (3)

         3.1      Articles of Incorporation, as amended. (1)

         3.2      Bylaws, as amended.(13)

         4.1      Indenture, dated as of October 19, 1995 between Career Horizons, Inc. and Chemical Bank, as
                  Trustee. (6)

         4.2      First Supplemental Indenture, dated October 19, 1996, among Career Horizons, Inc., each of the subsidiaries of Career Horizons, Inc. and the Trustee. (6)

         4.3      Second Supplemental Indenture, dated November 13, 1996, by and among Career Horizons, Inc., each of the subsidiaries of Career Horizons, Inc. and the Trustee. (7)

         4.4      Third Supplemental Indenture, dated November 14, 1996, by and among Career Horizons, Inc., each of the subsidiaries of Career Horizons, Inc. and the Trustee. (7)

         4.5      Form of Convertible Note. (6)

         10.1     AccuStaff Incorporated Employee Stock Plan. (4)*

         10.2     AccuStaff Incorporated Non-Employee Director Stock Plan. (4)*

         10.3     Form of Employee Stock Option Award Agreement. (4)*

         10.4     Form of Non-Employee Director Stock Option Award Agreement. (4)*

         10.5     Profit Sharing Plan. (4)*

         10.6     Amended and Restated Revolving Credit and Reimbursement Agreement by and between the Company and NationsBank of Florida, National Association dated June 6, 1995. (4)
         10.7     Employment Agreement with Derek E. Dewan, as amended. (8)*

         10.8     Staffing Services Contract between American Transtech, Inc. and People Systems, Inc. (4)
         10.9     AccuStaff Incorporated 1995 Stock Option Plan. (4)*

         10.10    Form of Stock Option Agreement under AccuStaff Incorporated 1995 Stock Option Plan (4)*

         10.11    Executive Employment Agreement with Michael D. Abney. (1)*

         10.12    Executive Employment Agreement with James R. O'Reilly. (1)*

         10.13    Executive Employment Agreement with Marc M. Mayo.*

         10.14    Form of Director's and Officer's Indemnification Agreement. (4)*

         10.15    Franchise Agreement between the Company and People Systems, Inc. (4)

         10.16    Second Amended and Restated Revolving Credit Facility with NationsBank, National Association
                  (South) dated February 12, 1996. (1)

         10.17    Warrant Agreement between the Registrant and NationsBank, National Association (South) dated
                  January 9, 1996. (1)

         10.18    Note  made by  Registrant  in favor of  NationsBank,  National
                  Association (South) dated March 18, 1996.(1)

         10.19    Third Amended and Restated Revolving Credit and Reimbursement Agreement by and among Company and NationsBank, N.A. (South), dated May 2, 1996. (9)

         10.20    Fourth Amended and Restated Revolving Credit and Reimbursement Agreement by and among Company and Nations Bank, N.A. (South), as Agent, dated May 23, 1997.(12)

         10.21    Purchase Agreement between Company and Payroll Transfers, Inc., dated   August 8, 1996. (10)

         10.22    8% Subordinated Convertible Note due August 8, 1996, made by Payroll Transfers, Inc. in favor of Company. (10)

         10.23    Strategic Relationship Agreement between Company and Payroll Transfers, Inc., dated August 8,
                  1996. (10)

         10.24    Registration Rights Agreement between Company and Payroll Transfers, Inc., dated August 8,
                  1996. (10)

         21.1     Subsidiaries of the Registrant.

         23.1     Consent of Coopers & Lybrand L.L.P.

         27       Financial Data Schedule

(b) Reports on Form 8-K. The Registrant filed the following reports on Form 8-K during the fourth quarter of 1997:

                  Form 8-K dated November 14, 1997, reporting the closing of the acquisition of Hunterskil Howard plc filed pursuant to Item 2 of Form 8-K and the closing of the acquisition of IT Link, Ltd. filed pursuant to Item 5 of Form 8-K.

(c) The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedule - not applicable.
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(2) Incorporated by reference to the Company's Current Report on Form 8-K dated June 19, 1996.
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated August 25, 1996.
(4) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-79806).
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1995.
(6) Previously filed as an exhibit to Career Horizons, Inc.'s Registration Statement on Form S-3 (Reg. No. 33-99840) and incorporated by reference herein.
(7) Previously filed as an exhibit to Company's Registration Statement on Form S-3 (Reg. No. 333-18695) and incorporated by reference herein.
(8) Employment Agreement, First, Second and Third Amendments incorporated by reference to the Company's Registration Statement on Form S-1, filed August 29, 1996 (Reg. No. 33-96372). Fourth Amendment incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996).
(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
(11) Incorporated by reference to the Company's Registration Statement on Form S-4 (Reg.No. 333-12207) and incorporated by reference herein.
(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 *       A management contract or compensatory plan, contract or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCUSTAFF INCORPORATED


By:  /s/ Derek E. Dewan
   --------------------------
Derek E. Dewan
President, Chairman of
the Board and Chief Executive
Officer

Date: March 31, 1998

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





     Signatures                         Title                        Date
--------------------------------------------------------------------------------


/s/ DEREK E. DEWAN                   President, Chairman         March 31, 1998
-------------------------------      of the Board and Chief
Derek E. Dewan                       Executive Officer

/s/ MICHAEL D. ABNEY                  Senior Vice President,      March 31, 1998
-------------------------------      Chief Financial Officer,
Michael D. Abney                     Treasurer, Secretary and
                                     Director

/s/ ROBERT P. CROUCH                 Vice President and          March 31, 1998
-------------------------------      Controller
Robert P. Crouch

/s/ JOHN K. ANDERSON, JR.             Director                    March 31, 1998
-------------------------------
John K. Anderson

/s/ T. WAYNE DAVIS                   Director                    March 31, 1998
-------------------------------
T. Wayne Davis

/s/ DANIEL M. DOYLE                  Director                    March 31, 1998
-------------------------------
Daniel M. Doyle

/s/ PETER J. TANOUS                  Director                    March 31, 1998
-------------------------------
Peter J. Tanous

EXHIBIT INDEX

21     Subsidiaries of the Registrant

23     Consents of Experts and Counsel

29     Financial Data Schedule