Form 10-Q
period 1998-03-31
ACCUSTAFF INC
filed 1998-05-15
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 For the quarterly period ended March 31, 1998
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 For the transition period from ________ to ___________

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

        One Independent Drive
        Jacksonville, Florida
                                                               32202
(Address of principal executive offices)                     (Zip code)

                                                            (904) 360-2000
                                                       (Registrant's telephone
                                                     number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. May 13, 1998

Common Stock, $0.01 par value         Outstanding:  110,410,976 (No. of  shares)



                                       AccuStaff Incorporated and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Financial Statements

             Consolidated Balance sheets as of March 31, 1998 and December 31, 1997.......................     3

             Consolidated Statements of Income for the Three Months ended March 31, 1998 and 1997.........     4

             Consolidated Statements of Cash Flows for the Three Months ended March 31, 1998 and 1997.....     5

             Notes to Consolidated Financial Statements...................................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations........     7

Part II      Other Information

Item 2       Changes in Securities and Use of Proceeds....................................................    11

Item 6       Signatures...................................................................................    12

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

AccuStaff Incorporated and Subsidiaries
Consolidated Balance Sheets
(dollar amounts in thousands except per share amounts)

                                                                         March 31, 1998       December 31, 1997
                                                                       -------------------    -------------------
                                                                          (unaudited)            (unaudited)
                               Assets
Current assets:
   Cash and cash equivalents                                            $          61,546      $          23,938
   Accounts receivable, net                                                       470,212                438,955
   Due from associated offices                                                     37,293                 41,749
   Prepaid expenses                                                                28,211                 19,635
   Deferred income taxes                                                           11,361                 10,149
                                                                       -------------------    -------------------

      Total current assets                                                        608,623                534,426

Furniture, equipment and leasehold improvements, net                               54,398                 50,665
Goodwill, net                                                                     939,972                882,986
Other assets                                                                       26,992                 26,934
                                                                       -------------------    -------------------

      Total assets                                                        $     1,629,985        $     1,495,011
                                                                       ===================    ===================
                Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                                        $          26,426        $        18,024
   Accounts payable and accrued expenses                                          123,991                 97,997
   Accrued payroll and related taxes                                               97,049                 82,676
                                                                       -------------------    -------------------

      Total current liabilities                                                   247,466                198,697

Convertible debt                                                                   86,250                 86,250
Notes payable, long-term portion                                                  411,155                372,620
Other                                                                              13,982                 12,157

                                                                       -------------------    -------------------
      Total liabilities                                                           758,853                669,724
                                                                       -------------------    -------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;  10,000,000 shares authorized;
      no shares issued and outstanding                                                  -                      -
   Common stock, $.01 par value;  150,000,000 shares authorized
      109,914,472 and 108,290,786 shares issued and outstanding on
      March 31, 1998 and December 31, 1997, respectively                            1,099                  1,082
Additional contributed capital                                                    666,631                637,178
Retained earnings                                                                 206,587                190,483
                                                                       -------------------    -------------------
                                                                                  874,317                828,743
         Less:  deferred stock compensation                                       (3,185)                (3,456)
                                                                       -------------------    -------------------

      Total stockholders' equity                                                  871,132                825,287
                                                                       -------------------    -------------------

      Total liabilities and stockholders' equity                          $     1,629,985       $      1,495,011
                                                                       ===================    ===================

See accompanying notes to consolidated financial statements.

AccuStaff Incorporated and Subsidiaries
Consolidated Statements of Income
(unaudited)
(dollar amounts in thousands except per share amounts)

                                                                      Three Months Ended
                                                             --------------------------------------
                                                                  March 31,            March 31,
                                                                    1998                 1997
                                                                (unaudited)           (unaudited)
                                                             -----------------     ----------------

Revenue                                                       $       710,068       $      533,030
Cost of revenue                                                       526,657              403,007
                                                             -----------------     ----------------
   Gross profit                                                       183,411              130,023
                                                             -----------------     ----------------
Operating expenses:
   General and administrative                                         104,577               78,933
   Depreciation and amortization                                       11,459                7,076
   Remittance to franchisees                                            6,447                5,417
   Merger related costs                                                 9,800                    -
                                                             -----------------     ----------------
      Total operating expenses                                        132,283               91,426
                                                             -----------------     ----------------
         Income from operations                                        51,128               38,597
                                                             -----------------     ----------------
Interest expense, net                                                 (7,302)              (2,038)
                                                             -----------------     ----------------
Income before provision for income taxes                               43,826               36,559
Provision for income taxes                                             22,272               13,473
                                                             -----------------     ----------------
Net income                                                    $        21,554        $      23,086
                                                             =================     ================
Basic net income per common                                   $          0.20        $        0.22
                                                             =================     ================
Average common shares outstanding, basic                              109,100              105,149
                                                             =================     ================
Diluted net income per common share                           $          0.19        $        0.21
                                                             =================     ================
Average common shares outstanding, diluted                            120,346              116,284
                                                             =================     ================

Pro forma data:
   Net income before provision for pro forma income taxes     $        21,554        $      23,086
   Provision for pro forma income taxes                                (3,587)                 611
                                                             -----------------     ----------------

         Pro forma net income                                 $        25,141        $      22,475
                                                             =================     ================

Pro forma basic net income per common share                   $          0.23        $        0.21
                                                             =================     ================
Pro forma diluted net income per common share                 $          0.22        $        0.20
                                                             =================     ================

See accompanying notes to consolidated financial statements.




AccuStaff Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(dollar amounts in thousands except for per share amounts)

                                                                      Three Months Ended
                                                                -------------------------------
                                                                   March 31,       March 31,
                                                                     1998            1997
                                                                  (unaudited)     (unaudited)
                                                                --------------- ---------------
Cash flows from operating activities:

   Net Income                                                      $    21,554    $     23,086
      Adjustments  to net  income to net cash  provided
         by (used in)  operating activities:
            Depreciation and amortization                               11,459           7,076
            Deferred income taxes                                        4,225            (286)
            Changes in certain assets and liabilities
               Accounts receivable                                     (29,599)        (42,410)
               Due from associated offices                               4,456            (311)
               Prepaid expenses and other assets                        (8,597)         (4,778)
               Accounts payable and accrued expenses                    25,434             931
               Accrued payroll and related taxes                        14,372           7,043
               Other, net                                               (3,609)          1,191
                                                                --------------- ---------------
                 Net cash provided by (used in) operating
                    Activities                                          39,695          (8,458)
                                                                --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                    (7,022)         (4,222)
   Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                               (64,021)       (130,591)
                                                                --------------- ---------------
                  Net cash used in investing activities                (71,043)       (134,813)
                                                                --------------- ---------------

Cash flows from financing activities:
   Proceeds from stock options exercised                                29,469           4,313
   Borrowings on indebtedness                                           75,000          67,555
   Repayments on indebtedness                                          (30,063)        (21,313)
   Distributions to former shareholders of acquired
      S-Corporations                                                    (5,450)            (21)
                                                                --------------- ---------------
                  Net cash provided by financing activities             68,956          50,534
                                                                --------------- ---------------

Net increase (decrease) in cash and cash equivalents                    37,608        (92,737)

Cash and cash equivalents, beginning of period                          23,938         109,599

                                                                --------------- ---------------
Cash and cash equivalents, end of period                                61,546          16,862
                                                                =============== ===============
See accompanying notes to consolidated financial statements.


AccuStaff Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(dollar amounts in thousands except for per share amounts)


1.  Basis of Presentation.

The accompanying consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1998.

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

All amounts have been adjusted to reflect the Company's acquisitions of Office Specialists, Inc. on December 1, 1997 and Actium, Inc. on March 26, 1998 which were accounted for as poolings of interests. Additionally, Actium was treated as an S-Corporation for federal income tax purposes prior to acquisition and accordingly was not subject to income tax at the corporate level. Therefore, all prior period financial statements presented have been restated as if the acquisitions had taken place at the beginning of such periods and each was treated as a C-corporation for federal income tax purposes.

2.  Summary Data of Subsidiary

The following table details the summarized financial information (in thousands) of the Company's wholly owned subsidiary, Career Horizons, Inc. and Career Horizons' subsidiaries as of and for the three months ended.

                                                               March 31, 1998          December 31, 1997
                                                          -------------------------- -----------------------
Current assets                                                  $           185,135      $          186,674
Non-current assets                                                          286,158                 251,261
Current liabilities                                                          75,056                  67,459
Non-current liabilities                                                     113,140                 114,520

                                                               March 31, 1998            March 31, 1997
                                                          -------------------------- -----------------------
Revenue                                                         $           225,134      $          201,995
Gross profit                                                                 57,834                  50,304
Income from operations                                                       17,627                  12,685

3.    Newly Issued Accounting Standards

During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income, which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the Company's 1998 fiscal year. The Company has determined that comprehensive income, as defined, is not materially different than net income as already presented and as a result has not amended its reporting format.

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

During 1998, the American Institute of Certified Public Accountants' Executive Committee issued Statement of Position Number 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management believes that the Company is substantially in compliance with this pronouncement and that the implementation of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months ended March 31, 1998 Compared to Three Months ended March 31, 1997.

Revenue. Revenue increased $177.1 million, or 33.2%, to $710.1 million in the three months ended March 31, 1998 from $533.0 million in the year earlier period. The increase was attributable by division to: Commercial, $41.8 million, or an increase of 15.1%; Information Technology, $87.2 million or an increase of 47.9%; and Professional Services, $48.1 million, or an increase of 65.3%. The increase in the Commercial division was due primarily to internal growth and, less significantly, to the revenue contribution from acquired companies. In fiscal 1998, the Company restructured its Commercial division to include the operations of the teleservices, health care and private label divisions which were reported separately in prior periods. The change in revenue above in the Commercial division reflects the combined results of the restructured division for both periods presented. In addition, the Company sold the operating assets of the health care division which contributed revenue of $30.1 million and $31.3 million for the quarters ended March 31, 1998 and 1997, respectively. The increases in each of the Information Technology and Professional Services divisions were due to both internal growth and, more significantly, the revenue contribution of acquired companies.

Gross Profit. Gross profit increased $53.4 million or 41.1% to $183.4 million in the three months ended March 31, 1998 from $130.0 million in the year earlier period. The increase was attributable by division to: Commercial, $13.4 million, or an increase of 22.3%; Information Technology, $22.6 million or an increase of 46.0%; and Professional Services, $17.4 million, or an increase of 83.4%. Overall gross margin increased to 25.8% in the three months ended March 31, 1998 from 24.4% in the year earlier period. The gross margin in the newly restructured Commercial division increased to 23.0% in the three months ended March 31, 1998 from 21.7% in the year earlier period. The Information Technology division experienced an overall decrease in gross margin to 26.6% in the three months ended March 31, 1998 from 26.9% in the year earlier period. The decrease was attributable to the lower gross margins of the division's international operations, the majority of which were acquired in November of 1997 and are therefore not included in the March 31, 1997 results. Excluding the results of the international operations, which produced a gross margin of 18.1%, the overall gross margin in the Information Technology division increased to 28.3% for the three months ended March 31, 1998 from 26.9% in the year earlier period. The gross margin in the Professional Services division increased to 31.5% in the three months ended March 31, 1998 from 28.4% in the year earlier period.

Operating Expenses. Operating expenses increased $40.9 million, or 44.7%, to $132.3 million in the three months ended March 31, 1998 from $91.4 million in the year earlier period. Operating expenses before merger related costs as a percentage of revenue remained constant at 17.2% in the three months ended March 31, 1998 and 1997, respectively. Included in operating expenses are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to the Year 2000 as it relates to the Company's business, operations, customers and vendors. The related costs, which are expensed as incurred, are included in general and administrative expenses. The Company expects to substantially complete the Year 2000 conversion projects by the end of 1998. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future.

Income from Operations. As a result of the foregoing, income from operations increased $12.5 million or 32.4% to $51.1 million in the three months ended March 31, 1998 from $38.6 million in the year earlier period. Income from operations before merger related costs increased $22.3 million, or 57.8% to $60.9 million in the three months ended March 31, 1998 from $38.6 million in the year earlier period. Income from operations before merger related costs as a percentage of revenue increased to 8.6% in the three months ended March 31, 1998 from 7.2% in the year earlier period.

Interest Expense. Interest expense increased $5.3 million, or 265.0%, to $7.3 million in the three months ended March 31, 1998 from $2.0 million in the year earlier period. The increase in interest expense resulted from a combination of the utilization of the Company's credit facility used to fund acquisitions, and the amount of cash on hand as of December 31, 1996.

Income Taxes. The Company's effective tax rate was 50.8% in the three months ended March 31, 1998 compared to 36.9% in the year earlier period. The increase in the effective tax rate is due to the acquisition of Actium, Inc., formerly a cash basis S-Corporation for federal income tax purposes, which was accounted for as a pooling of interests. The Company incurred a $3.6 million increase in tax provision for the three month period ended March 31, 1998 as a result of the conversion of Actium from the cash to accrual basis for federal income tax purposes. In addition, the Company incurred $6.0 million of non-deductible merger related costs which resulted in an increase taxable income. Exclusive of these merger related tax expenses, the Company's effective tax rate would have decreased to 37.5% in the three months ended March 31, 1998 from 38.5% in the year earlier period due to tax savings realized from corporate restructurings.

Pro Forma Net Income. Pro forma net income includes an adjustment to net income in the first quarter of 1998 to reverse the taxes which relate to the conversion of Actium, Inc. from an S-Corporation to a C-corporation. Pro forma net income increased $2.6 million, or 11.6%, to $25.1 million in the three months ended March 31, 1998 from $22.5 million in the year earlier period. Pro forma net income as a percentage of revenue decreased to 3.5% in the three months ended March 31, 1998 from 4.2% in the year earlier period due to the non-recurring merger expenses of which $6.0 million were not deductible for tax purposes. Exclusive of these merger expenses, pro forma net income would have increased $
6.8 million to $33.5 million, resulting in an increase to pro forma net income as a percentage of revenue to 4.7%.

Liquidity and Capital Resources

The Company's primary sources of funds are from operations, proceeds of Common Stock offerings and borrowings under its revolving credit facility. The Company's principal uses of cash are to fund acquisitions, working capital and capital expenditures. The Company generally pays its temporary employees weekly for their services while receiving payments from customers 35 to 60 days from the date of invoice. As new offices are established or acquired, or as existing offices expand, there will be increasing requirements for cash resources to fund current operations.

The Company is obligated under various acquisition agreements to make earn-out payments to former stockholders of acquired companies over the next five years. The Company anticipates the maximum amount of these payments will total $35 million for the remainder of fiscal 1998, and $46 million, $28 million, $26 million and $3.0 million annually for the four subsequent fiscal years. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund the earn-out payments.

The Company anticipates that capital expenditures for improvements to its management information and operating systems will require capital expenditures during the next twelve months of approximately $15 million. The Company anticipates recurring expenditures in future years to be approximately $15 million per year.

The Company believes that funds provided by operations, available borrowings under the credit facility and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Indebtedness of the Company

The Company entered into an agreement on May 23, 1997 expanding its credit facility to $500 million and extending the term of the facility to May 23, 2002. The facility is unsecured but is guaranteed by each of the Company's subsidiaries. The facility was syndicated to a group of 20 banks, with NationsBank (South) N.A. as agent.

Outstanding amounts under the credit facility bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain affirmative and negative covenants relating to the Company's operations, including a prohibition on making any business acquisitions which would result in pro forma noncompliance with the related covenants if the acquired company would meet or exceed 10% of total assets or income on a consolidated basis. In addition, approval is required by the majority lenders at such time that the cash consideration of an individual acquisition exceeds 10% of consolidated stockholders' equity.

On February 6, 1998, the Company received a commitment from NationsBank (South), N.A. to extend the Company an additional amount of borrowings in the form of a revolving credit facility equal to $300 million. If the Company chooses not to enter into the facility, the commitment will expire June 15, 1998. Borrowings pursuant to this commitment would be payable on February 5, 2000. The commitment contains substantially all of the same terms as the Company's existing $500 million facility.

As of May 13, 1998, the Company has a balance of $ 381.0 million outstanding under the credit facility. The Company also has outstanding letters of credit in the amount of $29.4 million, which reduce the amount of funds available under the facility. Therefore, the remaining balance of funds available to the Company as of May 13, 1998 is $389.6 million.

The Company's wholly owned subsidiary, Career Horizons, Inc., has outstanding $86.25 million of 7% Convertible Senior Notes Due 2002. Interest on the notes is paid semiannually on May 1 and November 1 of each year. The notes are convertible at the option of the holder, at any time after 90 days following the date of original issuance thereof and prior to maturity, unless previously redeemed, into shares of common stock of the Company at a conversion price of $11.35 per share, subject to adjustment in certain events. The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after November 1, 1998, at stated redemption prices, together with accrued interest. The notes do not provide for any sinking fund. Upon a Designated Event (as defined and including a change of control) holders of the notes will have the right, subject to certain restrictions and conditions, to require the Company to purchase all or any part of the Notes at a purchase price equal to 101% of the principal amount thereof together with accrued and unpaid interest to the date of purchase. The notes have been unconditionally guaranteed by the Company and joint and severally guaranteed by each of Career's present and any future subsidiaries. The guarantee of the Company and each subsidiary of Career is an unsecured general obligation of the Company and such subsidiary, ranking equally with other unsecured obligations of the Company and such subsidiary. The obligation of the Company and each of Career's present and any future subsidiaries under its guarantee is full and unconditional.

The Company has certain notes payable to shareholders of acquired companies. The notes bear interest at rates ranging from 5.0% to 8.0% and have repayment terms from April, 1998 to June, 2000. As of April 13, 1998, the Company owed approximately $42.4 million in such acquisition indebtedness.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         No disclosure required.

Item 2.  Changes in Securities

On March 26, 1998, the Company issued 4,598,698 shares of its common stock pursuant to a merger transaction in which the Company's subsidiary, modis, inc., acquired all of the outstanding shares of Actium corporation, Actium
Technologies, Inc. and Actium Tools, Inc. The Company's 4,598,698 shares were issued in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act.



Item 3.  Defaults Upon Senior Securities

         No disclosure required.



Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.



Item 5.  Other Information

         No disclosure required.



Item 6.  Exhibits and Reports on Form 8-K

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AccuStaff Incorporated

May 15, 1998
Date                         By:/s/ Derek E. Dewan
                               --------------------------------------------
                                Derek E. Dewan, Chairman, President and
                                Chief Executive Officer



May 15, 1998                 By:/s/ Michael D. Abney
Date                           --------------------------------------------
                                Michael D. Abney, Senior Vice President and
                                Chief Financial Officer



May 15, 1998                 By:/s/ Robert P. Crouch
Date                           --------------------------------------------
                                Robert P. Crouch, Vice President and Controller