Form 10-Q
period 1998-06-30
ACCUSTAFF INC
filed 1998-08-14
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

 One Independent Drive, Jacksonville, FL 32202 (Address of principal executive offices) (Zip code)

                                 (904) 360-2000
               (Registrant's telephone number including area code)

                                 Not applicable
   (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. August 13, 1998.

                               Title Outstanding

      Common Stock, Par Value $0.01 Per Share 110,619,762 (No. of shares)



                     AccuStaff Incorporated and Subsidiaries
                                      Index

Part I       Financial Information

Item 1       Financial Statements

             Consolidated Balance sheets as of March 31, 1998 and December 31, 1997..........................

             Consolidated Statements of Income for the Three Months ended March 31, 1998 and 1997............

             Consolidated Statements of Cash Flows for the Three Months ended March 31, 1998 and 1997........

             Notes to Consolidated Financial Statements......................................................

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations...........

Part II      Other Information

Item 2       Changes in Securities and Use of Proceeds.......................................................

Item 6       Exhibits........................................................................................

             Signatures......................................................................................



Part I.  Financial Information

Item 1.  Financial Statements

AccuStaff Incorporated and Subsidiaries
Consolidated Balance Sheets
(dollar amounts in thousands except per share amounts)

                                                                         June 30, 1998        December 31, 1997
                                                                       -------------------    -------------------
                                                                          (unaudited)            (unaudited)
                               Assets

Current assets:
   Cash and cash equivalents                                            $          29,247      $          23,938
   Accounts receivable, net                                                       481,102                438,955
   Due from associated offices                                                     43,557                 41,749
   Prepaid expenses                                                                28,474                 19,635
   Deferred income taxes                                                           12,924                 10,149
   Other                                                                           17,216                      -
                                                                       -------------------    -------------------

      Total current assets                                                        612,520                534,426

Furniture, equipment and leasehold improvements, net                               58,164                 50,665
Goodwill, net                                                                     987,326                882,986
Other assets                                                                       33,495                 26,934
                                                                       -------------------    -------------------

      Total assets                                                        $     1,691,505        $     1,495,011
                                                                       ===================    ===================
                Liabilities and Stockholders' Equity

Current liabilities
   Notes payable                                                        $          34,017        $        18,024
   Accounts payable and accrued expenses                                          121,863                 97,997
   Accrued payroll and related taxes                                               94,523                 82,676
                                                                       -------------------    -------------------

      Total current liabilities                                                   250,403                198,697

Convertible debt                                                                   86,250                 86,250
Notes payable, long-term portion                                                  419,911                372,620
Other                                                                              13,590                 12,157

                                                                       -------------------    -------------------
      Total liabilities                                                           770,154                669,724
                                                                       -------------------    -------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;  10,000,000 shares authorized;
      no shares issued and outstanding                                                  -                      -
   Common stock, $.01 par value;  150,000,000 shares authorized
      110,890,123 and 108,290,786 shares issued and outstanding on
      June 30, 1998 and December 31, 1997, respectively                             1,109                  1,082
Additional contributed capital                                                    679,371                637,178
Retained earnings                                                                 243,806                190,483
                                                                       -------------------    -------------------
                                                                                  924,286                828,743
         Less:  deferred stock compensation                                       (2,935)                (3,456)
                                                                       -------------------    -------------------

      Total stockholders' equity                                                  921,351                825,287
                                                                       -------------------    -------------------

      Total liabilities and stockholders' equity                          $     1,691,505       $      1,495,011
                                                                       ===================    ===================

See accompanying notes to consolidated financial statements.

AccuStaff Incorporated and Subsidiaries
Consolidated Statements of Income
(dollar amounts in thousands except per share amounts)



                                                             Three Months Ended                  Six Months Ended
                                                       -------------------------------    -------------------------------
                                                       (unaudited)       (unaudited)       (unaudited)      (unaudited)
                                                         June 30,          June 30,       June 30, 1998       June 30,
                                                           1998              1997                               1997
                                                       -------------     -------------    --------------    -------------

Revenue                                                 $   737,861       $   605,650     $   1,447,929     $  1,138,681
                                                       -------------     -------------    --------------    -------------
   Gross Profit                                             188,506           152,455           371,917          282,479
Operating expenses:
   General and administrative                               108,568            93,060           213,145          171,994
   Depreciation and amortization                             12,029             8,633            23,488           15,709
   Remittance to franchisees                                  1,887             5,915             8,334           11,331
   Merger related                                                 -                 -             9,800                -

                                                       -------------     -------------    --------------    -------------
      Total operating expenses                              122,484           107,608           254,767          199,034
                                                       -------------     -------------    --------------    -------------

         Income from operations                              66,022            44,847           117,150           83,445
                                                       -------------     -------------    --------------    -------------
Other income (expense)
   Interest expense                                         (8,647)           (4,498)          (16,712)          (6,995)
   Interest income and other                                  2,746               347             3,509              806

                                                       -------------     -------------    --------------    -------------
      Total other expense, net                              (5,901)           (4,151)          (13,203)          (6,189)
                                                       -------------     -------------    --------------    -------------
Income before provision for income taxes                     60,121            40,696           103,947           77,256
Provision for income taxes                                   22,545            15,007            44,817           28,480
                                                       -------------     -------------    --------------    -------------
Net income                                              $    37,576        $   25,689       $    59,130       $   48,776
                                                       =============     =============    ==============    =============
Basic net income per common share                       $     0.34         $    0.24        $     0.54        $     0.46
                                                       =============     =============    ==============    =============
Average common shares outstanding, basic                    110,301           106,118           109,701          105,634
                                                       =============     =============    ==============    =============
Diluted net income per common share                     $      0.32        $     0.23       $      0.50       $     0.43
                                                       =============     =============    ==============    =============
Average common shares outstanding, diluted                  121,884           117,099           121,115          116,691
                                                       =============     =============    ==============    =============

Pro forma data:
   Net income before provision for pro forma income
     taxes                                              $    37,576        $   25,689       $    59,130       $   48,776
   Provision for pro forma income taxes                           -               691           (3,587)            1,302
                                                       -------------     -------------    --------------    -------------
     Pro forma net income                               $    37,576        $   24,998       $    62,717       $   47,474
                                                       =============     =============    ==============    =============
Pro forma basic net income per common share             $      0.34        $     0.24       $      0.57       $     0.45
                                                       =============     =============    ==============    =============
Pro forma diluted net income per common share           $      0.32        $     0.22       $      0.60       $     0.42
                                                       =============     =============    ==============    =============

See accompanying notes to consolidated financial statements.


AccuStaff Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(dollar amounts in thousands except for per share amounts)

                                                                       Six months ended
                                                                -------------------------------
                                                                 (unaudited)     (unaudited)
                                                                   June 30,        June 30,
                                                                     1998            1997
                                                                --------------- ---------------
Cash flows from operating activities:
   Net income                                                     $     59,130   $     48,776

      Adjustments  to net  income to net cash  provided  by (used in)  operating activities:
            Depreciation and amortization                               23,488          15,709
            Deferred income taxes                                        2,270           (651)
            Changes in certain assets and liabilities
               Accounts receivable                                    (44,870)        (52,096)
               Due from associated offices                             (1,808)         (2,993)
               Prepaid expenses and other assets                      (15,860)         (1,145)
               Accounts payable and accrued expenses                    22,790        (11,556)
               Accrued payroll and related taxes                         9,468           9,915
               Other, net                                              (2,556)           2,550

                                                                --------------- ---------------
                  Net cash provided by operating activities             52,052           8,509
                                                                --------------- ---------------

Cash flows from investing activities:
   Advances associated with sale of assets, net of repayments         (10,216)               -
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                  (14,724)         (7,899)
   Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                             (117,641)       (302,516)

                                                                --------------- ---------------
                  Net cash used in investing activities              (142,581)       (310,415)
                                                                --------------- ---------------

Cash flows from financing activities:
   Proceeds from stock options exercised                                42,219          12,012
   Borrowings on indebtedness                                          180,000         277,792
   Repayments on indebtedness                                        (120,574)        (56,434)
   Distributions to former shareholders of acquired
      S-Corporations                                                   (5,807)         (1,133)

                                                                --------------- ---------------
                  Net cash provided by financing activities             95,838         232,237
                                                                --------------- ---------------

Net increase (decrease) in cash and cash equivalents                     5,309        (69,669)

Cash and cash equivalents, beginning of period                          23,938         109,599

                                                                --------------- ---------------
Cash and cash equivalents, end of period                          $     29,247   $      39,930
                                                                =============== ===============


See accompanying notes to consolidated financial statements.


AccuStaff Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(dollar amounts in thousands except for per share amounts)


1.  Basis of Presentation:

The accompanying consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial and related notes included in the Company's Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1998.

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

The Company completed the acquisitions of Office Specialists, Inc. (`OSI") on December 1, 1997 and the acquisition of Actium, Inc. ("Actium") on March 30, 1998 both of which were accounted for as a pooling of interests and accordingly all periods presented have been restated as if the acquisitions had taken place at the beginning of such periods. Additionally, Actium was treated as an S-corporation for federal income tax purposes prior to its acquisition and accordingly was not subject to income tax at the corporate level. Therefore, all prior period financial statements presented have been restated as if the acquisition had taken place at the beginning of such periods and was treated as a C-corporation for federal income tax purposes.

2.  Summary Data of Subsidiary:

The following table details the summarized financial information (in thousands) of the Company's wholly owned subsidiary, Career Horizons, Inc. and Career Horizons' subsidiaries as of and for the three and six months ended.

                             June 30, 1998        December 31, 1997
                          -------------------- -------------------------

Current assets                      $ 150,689                 $ 186,674
Non-current assets                    276,942                   251,261
Current liabilities                    68,545                    67,459
Non-current liabilities                89,051                   114,520

                                       Three Months Ended                                Six Months Ended
                          ---------------------------------------------- -------------------------------------------------
                             June 30, 1998          June 30, 1997             June 30, 1998            June 30, 1997
                          -------------------- ------------------------- ------------------------ ------------------------

Revenue                             $ 206,726                 $ 230,357                $ 431,860                $ 432,352
Gross profit                           53,845                    58,559                  111,679                  109,909
Income from operations                 17,329                    13,990                   34,956                   26,259

3.  Contingencies:

The Company is from time to time subject to routine lawsuits and claims incidental to the business. The Company believes that, based on the advice of in-house and external legal counsel, the results of any lawsuits, claims and other proceedings will not have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows.



4.  Newly Issued Accounting Standards:

During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the Company's 1998 fiscal year. Management does not believe that the Company has material other comprehensive income which would require separate disclosure.

Additionally, during 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires, among other things, that certain general and financial information be disclosed for reportable operating segments of a company. SFAS No. 131 is effective for the Company's 1998 fiscal year. The Company is currently evaluating the effects of SFAS No. 131 on its disclosure format.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months ended June 30, 1998 Compared to Three Months ended June 30, 1997.

Revenue. Revenue increased $132.2 million, or 21.8%, to $737.9 million in the three months ended June 30, 1998 from $605.7 million in the year earlier period. The increase in revenue was limited by the sale of the assets of the company's health care operations. Exclusive of the health care operations, the Company's revenue increased $164.9 million, or 28.8% to $737.9 million in the three months ended June 30, 1998 from $573.0 million in the year earlier period. The increase was attributable by division to: Information Technology, $88.0 million or an increase of 43.0%; and Professional Services, $46.5 million, or an increase of 54.5%; these increases were offset by a decline in Commercial division revenues of $2.3 million, or 0.7%. The increases in the Information Technology and Professional Services divisions were due to both internal growth and the revenue contribution of acquired companies. The decline in the Commercial division was due to the sale of the divisions health care operations and the initial effect of the termination of the services contract with the divisions sole teleservices customer. The termination of this contract will result in the continued diminishment of teleservices revenues until the contract is fully terminated. Absent the contribution from these two lines of business, the revenue of the Commercial division increased $33.3 million, or 13.4% to $281.9 million in the three months ended June 30, 1998 from $248.6 million in the year earlier period, this increase was due primarily to internal growth, with a minimal contribution due to acquired companies.

Gross Profit. Gross profit increased $36.0 million or 23.6% to $188.5 million in the three months ended June 30, 1998 from $152.5 million in the year earlier period. Gross margin increased to 25.5% in the three months ended June 30, 1998 from 25.2% in the year earlier period. The increase in gross profit was attributable by division to: Information Technology $21.3 million, or 37.9%; Professional Services $14.4 million, or 57.6%; and Commercial $0.3 million, or less than 1%. The minimal growth in the Commercial division's gross profit is due to the sale of the divisions health care operations and the initial effect of the termination of the services contract with the division's sole teleservices customer. Absent the contribution from these two lines of business, the Commercial division's gross profit increased $10.1 million, or 17.4%. The Information Technology division realized an overall decrease in gross margin to 26.4% in the three months ended June 30, 1998 from 27.4% in the year earlier period. The decrease was primarily attributable to the higher volume of contribution to gross profit from the division's international operations, which produces lower gross margins than the division's domestic operations, the majority of which were acquired in November 1997 and are therefore not included in the June 30, 1997 results. The remainder of the division's decrease is
attributable  to  the  Company's   continuing   effort  to  recruit  and  retain
intellectual capital which requires, in some instances, higher pay rates for consultants which cannot necessarily be passed though to the customers. Additionally, the Company is employing more salaried consultants, who receive increased benefits which in certain instances may not be passed through to the customer. The gross margin in the Professional Services division increased to 30.1% in the three months ended June 30, 1998 from 29.5% in the year earlier period.

Operating Expenses. Operating expenses increased $14.9 million, or 13.8%, to $122.5 million in the three months ended June 30, 1998 from $107.6 million in the year earlier period. Operating expenses as a percentage of revenue decreased to 16.6% in the three months ended June 30, 1998 from 17.8% in the year earlier period due to the Company's ability to spread its expenses over a larger revenue base. Included in operating expenses during the three months ended June 30, 1998 and 1997 are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to the Year 2000 as it relates to the Company's business, operations, customers and vendors. The related costs, which are expensed as incurred, are included in general and administrative expense. The Company expects to substantially complete the Year 2000 conversion projects by the end of 1999. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future.

Income from Operations. As a result of the foregoing, income from operations increased $21.2 million, or 47.3% to $66.0 million in the three months ended June 30, 1998 from $44.8 million in the year earlier period. Income from operations as a percentage of revenue increased to 8.9% in the three months ended June 30, 1998 from 7.4% in the year earlier period.

Interest Expense. Interest expense increased $4.2 million, or 93.3%, to $8.7 million in the three months ended June 30, 1998 from $4.5 million in the year earlier period. The increase in interest expense resulted from a combination of the utilization of the Company's credit facility, and the amount of cash on hand at December 31, 1996.

Income Taxes. The Company's effective tax rate, including the effect of the pro forma tax provision was 37.5% in the three months ended June 30, 1998 compared to 38.6% in the year earlier period. The decrease in the effective tax rate was due to tax savings realized from corporate restructurings.

Pro Forma Net Income. As a result of the foregoing, pro forma net income increased $12.6 million, or 50.4%, to $37.6 million in the three months ended June 30, 1998 from $25.0 million in the year earlier period. Pro forma net income as a percentage of revenue increased to 5.1% in the three months ended June 30, 1998 from 4.1% in the year earlier period.

Six Months ended June 30, 1998 Compared to Six Months ended June 30, 1997.

Revenue. Revenue increased $309.2 million, or 27.2%, to $1,447.9 million in the six months ended June 30, 1998 from $1,138.7 million in the year earlier period. The increase in revenue was limited by the sale of the assets of the company's health care operations. Exclusive of the health care operations, the Company's revenue increased $343.1 million, or 31.9% to $1,417.8 million in the six months ended June 30, 1998 from $1,074.7 million in the year earlier period. The increase was attributable by division to: Commercial, $39.4 million, or an increase of 6.7%; Information Technology, $175.3 million or an increase of 45.3%; and Professional Services, $94.5 million, or an increase of 59.5%; The increase in the Commercial division was restrained due to both the sale of the Company's health care operations and the initial effect of the termination of the services contract with the division's sole teleservices customer. Absent the contribution from these two lines of business, the revenue of the Commercial division increased $72.1 million, or 15.6% to $535.2 million in the six months ended June 30, 1998 from $463.1 million in the year earlier period. The increase was due primarily to internal growth, with a minimal contribution due to acquired companies. The increase in the Information Technology division was due to growth through acquisition, and more significantly, internal growth. The growth in the Professional Services division was due to both internal growth and the revenue contribution of acquired companies.

Gross Profit. Gross profit increased $89.4 million or 31.6% to $371.9 million in the six months ended June 30, 1998 from $282.5 million in the year earlier period. Gross margin increased to 25.7% in the six months ended June 30, 1998 from 24.8% in the year earlier period. The increase was attributable by division to: Information Technology $43.8 million, or 41.7%; Professional $31.9 million, or 69.3%; and Commercial $13.7 million, or 10.5%. The growth in the Commercial divisions' gross profit was restrained due to the sale of the divisions health care operations and the initial effect of the termination of the services contract with the division's sole teleservices customer. Absent the contribution from these two lines of business, the Commercial divisions' gross profit increased $22.7 million, or 21.5%. The Information Technology division realized an overall decrease in gross margin to 26.5% in the six months ended June 30, 1998 from 27.2% in the year earlier period. The decrease was partially attributable to the higher volume of contribution to gross profit from the division's international operations, which produces lower gross margins than the divisio's domestic operations, the majority of which were acquired in November of 1997 and are therefore not included in the June 30, 1997 results. The remainder of the divisions decrease is attributable to the Company's continuing effort to recruit and retain intellectual capital which requires, in some instances, higher pay rates for consultants which cannot necessarily be passed through to the customer. Additionally, the Company is employing more salaried consultants, which receive increased benefits which in certain instances may not be passed through to the customer. The gross margin in the Professional division increased to 30.8% in the three months ended June 30, 1998 from 29.0% in the year earlier period.

Operating Expenses. Operating expenses increased $55.8 million, or 28.0%, to $254.8 million in the six months ended June 30, 1998 from $199.0 million in the year earlier period. Operating expenses before one-time merger related costs as a percentage of revenue decreased to 16.9% in the six months ended June 30, 1998 from 17.4% in the year earlier period due to the Company's ability to spread its expenses over a larger revenue base. Included in Operating expenses during the six months ended June 30, 1998 and 1997 are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to the Year 2000 as it relates to the Company's business, operations, customers and vendors. The related costs, which are expensed as incurred, are included in general and administrative expense. The Company expects to substantially complete the Year 2000 conversion projects by the end of 1999. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future.

Income from Operations. As a result of the foregoing, income from operations before merger related costs increased $43.6 million, or 52.3% to $127.0 million in the six months ended June 30, 1998 from $83.4 million in the year earlier period. Income from operations before merger related costs as a percentage of revenue increased to 8.8% in the six months ended June 30, 1998 from 7.3% in the year earlier period.

Interest Expense. Interest expense increased $9.7 million, or 138.6%, to $16.7 million in the six months ended June 30, 1998 from $7.0 million in the year earlier period. The increase in interest expense resulted from a combination of the utilization of the Company's credit facility, and the amount of cash on hand at December 31, 1996.

Income Taxes. The Company's effective tax rate, including the effect of the pro forma tax provision was 43.1% in the six months ended June 30, 1998 compared to 38.5% in the year earlier period. The increase in the effective tax rate was due to the acquisition of Actium, Inc., formerly a cash basis S-Corporation for federal income tax purposes, which was accounted for as a pooling of interests. The Company incurred a $3.6 million increase in the tax provision for the six months ended June 30, 1998 as a result of the conversion of Actium from the cash to accrual basis for federal income tax purposes. In addition, the Company incurred $6.0 million of non-deductible merger related costs which resulted in an increase in taxable income. Exclusive of these merger related tax expenses, the Company's effective tax rate would have decreased to 37.5% for the six months ended June 30, 1998 versus a pro forma effective tax rate of 38.5% in the year earlier period due to tax savings realized from corporate restructurings.

Pro Forma Net Income. As a result of the foregoing, pro forma net income increased $15.2 million, or 32.0%, to $62.7 million in the six months ended June 30, 1998 from $47.5 million in the year earlier period. Pro forma net income as a percentage of revenue increased slightly to 4.3% in the six months ended June 30, 1998 from 4.2% in the year earlier period. Exclusive of the non-recurring merger expenses, pro forma net income would have increased $ 23.6 million to $71.1 million, resulting in an increase to pro forma net income as a percentage of revenue to 4.9%.

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

The Company is obligated under various acquisition agreements to make earn-out payments to former stockholders of acquired companies. The Company anticipates the maximum amount of these payments will total approximately $20.0 million during the remainder of 1998. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund the earn-out payments.

The Company anticipates that capital expenditures for improvements to its management information and operating systems will require capital expenditures during the next twelve months of approximately $15 million. The Company anticipates recurring expenditures in future years to be approximately $10 million per year.

The Company believes that funds provided by operations, available borrowings under its credit facility and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

On June 8, 1998, the Company announced that it intended to contribute its Commercial division to a newly formed subsidiary, Strategix Solutions, Inc. ("Strategix"). On June 8, 1998, Strategix filed a registration statement with the Securities and Exchange Commission ("SEC") for a proposed initial public offering of up to 20% of its common stock. The Company has further announced that it will receive the net proceeds from such offering plus an anticipated $150 million for Strategix through borrowings by Strategix under a proposed credit facility. After consummation of such offering, the Company intends to distribute to the Company's shareholders in 1999, subject to certain conditions, all of the Company's shares of Strategix in a tax-free transaction. The Company plans to apply the funds it receives for the Strategix offering and the Strategix borrowings to reduce the Company's indebtedness. There can be no assurances that the Strategix offering or the Strategix borrowings will be consummated.

The Company believes that if its Commercial Division were contributed to Strategix and the Company's interest in Strategix was sold or distributed to the Company's shareholders as described above, the Company would experience an increase in liquidity.

The Strategix offering is subject to SEC review and certain other state and local regulatory approvals and to the agreement of the several underwriters to accept the securities. A registration statement relating to these securities has been filed with the SEC but has not yet become effective. The Strategix securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

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

As of August 13, 1998, the Company has a balance of $417.0 million outstanding under the credit facility. The Company also has outstanding letters of credit in the amount of $16.6 million, which reduce the amount of funds available under the facility. Therefore, the remaining balance of funds available to the Company under the credit facility as of August 13, 1998 is $66.4 million.

The Company's wholly owned subsidiary, Career Horizons, Inc. has outstanding $86.25 million of 7% Convertible Senior Notes Due 2002. Interest on the notes is paid semiannually on May 1 and November 1 of each year. The notes are convertible at the option of the holder thereof, at any time after 90 days following the date of original issuance thereof and prior to maturity, unless previously redeemed, into shares of common stock of the Company at a conversion price of $11.35 per share, subject to adjustment in certain events. The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after November 1, 1998, at stated redemption prices, together with accrued interest. The notes do not provide for any sinking fund. Upon a Designated Event (as defined and including a change of control) holders of the notes will have the right, subject to certain restrictions and conditions, to require the Company to purchase all or any part of the Notes at a purchase price equal to 101% of the principal amount thereof together with accrued and unpaid interest to the date of purchase. The notes are unconditionally guaranteed by the Company and are jointly and severally guaranteed by each of Career's present and any future subsidiaries. The guarantee of the Company and each subsidiary of Career is an unsecured general obligation of the Company and such subsidiary, ranking equally with other unsecured obligations of the Company and such subsidiary. The obligation of the Company and each of Career's present and any future subsidiaries under its guarantee is full and unconditional.

The Company has certain notes payable to shareholders of acquired companies. The notes payable bear interest at rates ranging from 4.99% to 6.10% and have repayment terms through June 2000. As of August 13, 1998, the Company owed approximately $35.4 million in such acquisition indebtedness.

Inflation

The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

Recent Accounting Pronouncements

During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the Company's 1998 fiscal year. Management does not believe that the Company has material other comprehensive income which would require separate disclosure.

Additionally, during 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires, among other things, that certain general and financial information be disclosed for reportable operating segments of a company. SFAS No. 131 is effective for the Company's 1998 fiscal year. The Company will make the disclosures required under this standard.

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

Other matters

Foreign Acquisitions. During 1997, the Company, through a series of acquisitions, expanded its operations into Canada and Europe (primarily the United Kingdom). The results of operations of these acquired companies are included with those of the Company from the date of acquisition and are immaterial to the Company's results of operation for the three months ended June 30, 1998, and financial position as of June 30, 1998.

Year 2000 Compliance

During 1997, the Company began projects to address potential problems within the Company's operations which could result from the century change in the Year 2000. In 1998, the Company created a Year 2000 Program Office to oversee year 2000 projects and to address potential problems within the Company's operations which could result from the century change in the year 2000. The Project Office reports to the Company's Board of Directors and is staffed primarily with representatives of the Company's Corporate Information Systems Department, and has access to key associates in all areas of the Company's operations. The Project Office also uses outside consultants on an as-needed basis.

A four-phase approach has been utilized to address the Year 2000 issues: an inventory phase to identify all computer-based systems and applications
(including embedded systems) which might not be Year 2000 compliant; an assessment phase to determine what revisions or replacements would be necessary to achieve compliance and what priorities would best serve the Company; a conversion phase to implement the actions necessary to achieve compliance and to conduct the tests necessary to verify that the systems are operational; and an implementation phase to transition the compliant systems into the everyday operations of the Company. Management believes that the four phases are approximately 95%, 85%, 60% and 50% complete, respectively and estimates that all critical systems will be compliant with the century change by March 1999.

The Company has budgeted approximately $3.7 million to address the Year 2000 issue, which includes the estimated cost of all modifications and the salaries of associates and the fees of consultants addressing the issues. Approximately $1.6 million of this amount has been expended through July 31, 1998.

As a part of the Year 2000 review, the Company is examining its relationships with certain key outside vendors and others with whom it has significant business relationships to determine to the extent practical the degree of such parties' Year 2000 compliance and to develop strategies for working with them through the century change. Other than its banking relationships, which include only large, federally insured institutions, the Company does not have a relationship with any third-party vendor which is material to the operations of the Company and, therefore, believes that the failure of any such party to be Year 2000 compliant would not have a material adverse effect on the Company.

Should the Company or a third party with whom the Company deals have a systems failure due to the century change, the Company does not expect any such effect to be material and it is developing contingency plans for alternative methods of transaction processing and estimates that such plans will be finalized by March of 1999.

Forward Looking Statements

Statements made in this Report regarding the Company's expectations or beliefs concerning future events, including capital spending, expected results and the Company's liquidity situation during 1998, should be considered forward-looking and subject to various risks and uncertainties. The Company's actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under Risk Factors and elsewhere in the Company's Joint Proxy Statement/Prospectus dated October 8, 1996, the Company's prospectus dated January 15, 1997, and as discussed in the Company's reports on Forms 10-K, 10-Q and 8-K made under the Securities Exchange Act of 1934. For instance, the Company's results of operations may differ materially from those anticipated in the forward-looking statements due to, among other things: the Company's ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into its operations; the general level of economic activity in the Company's markets; increased price competition; changes in government regulations or interpretations thereof; and the continued availability of qualified temporary personnel-particularly in the information technology and other professional segments of the Company's businesses. In addition, the market price of the Company's stock may, from time to time, be significantly volatile as a result of, among other things: the Company's operating results; the operating results of other temporary staffing companies; and changes in the performance of the stock market in general.





Item 3.  Changes in Information About Market Risk

               None

Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         No disclosure required.



Item 3.  Defaults Upon Senior Securities

         No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders


The Annual Meeting of the Company's shareholders was held on May 18, 1998. Proxies were solicited from shareholders of record on the close of business on March 24, 1998. On March 24, 1998, there were 109,568,272 shares outstanding and entitled to vote at the Annual Meeting. The shareholder vote on the issues presented at the Annual Meeting was as follows:

Election of Directors

     All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their names:

Name                                              For                         Withhold Authority
--------------------------------------    ---------------------    ------------------------------------------
Derek E. Dewan                                      92,651,759                                       390,410
Daniel M. Doyle                                     92,659,632                                       382,537
Peter J. Tanous                                     92,482,692                                       559,477
T. Wayne Davis                                      92,653,153                                       389,016
John K. Anderson, Jr.                               92,654,087                                       388,082
Michael D. Abney                                    92,658,666                                       383,503




Item 5.  Other Information

         No disclosure required.



Item 6.  Exhibits and Reports on Form 8-K

(A)   Exhibits

        3       Amended and Restated Bylaws

        11     Calculation of Per Share Earnings

        27     Financial Data Schedule

(B) Reports on Form 8-K


The Company filed the following report on form 8-K during the second quarter of 1998:

Form 8-K dated June 8, 1998, reporting the Company's intention to separate into two publicly-held companies by contributing its commercial division to a newly-formed subsidiary, Strategix Solutions, Inc. ("Strategix"). The Company also reported that Strategix had filed a registration statement for an initial public offering of up to 20% of its outstanding common stock. The Company further reported that the Company intends to distribute to the Company's shareholders, subject to certain conditions, all of the Company's shares of Strategix in a tax-free spin-off transaction.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AccuStaff Incorporated




August 14, 1998     By:___________________________________________
                       Derek E. Dewan, President, Chairman of the
                       Board and Chief Executive Officer



August 14, 1998     By:___________________________________________
                       Michael D. Abney, Senior Vice President, Chief Financial Officer,Treasurer, Secretary and Director



August 14, 1998     By:___________________________________________
                       Robert P. Crouch, Vice President and Controller