Form 10-Q/A
period 1998-03-31
MODIS PROFESSIONAL SERVICES INC
filed 1998-11-13
CIK 924646

FORM 10-Q/A

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

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

AccuStaff Incorporated and Subsidiaries
Consolidated Balance Sheets
(dollar amounts in thousands except per share amounts)

                                                                         March 31, 1998       December 31, 1997
                                                                       -------------------    -------------------
                                                                          (unaudited)            (unaudited)
                               Assets
Current assets:
   Cash and cash equivalents                                            $          47,444      $          23,938
   Accounts receivable, net                                                       276,956                230,934
   Prepaid expenses                                                                18,529                  9,352
   Deferred income taxes                                                            4,895                    731
   Net assets of discontinued operations                                          371,360                366,045
                                                                       -------------------    -------------------

      Total current assets                                                        719,184                631,000

Furniture, equipment and leasehold improvements, net                               32,809                 27,367
Goodwill, net                                                                     877,609                693,327
Other assets                                                                       16,681                 17,328
                                                                       -------------------    -------------------

      Total assets                                                        $     1,646,283        $     1,369,022
                                                                       ===================    ===================
                Liabilities and Shareholders' Equity

Current liabilities:
   Notes payable                                                        $          24,209        $        16,366
   Accounts payable and accrued expenses                                           88,511                 62,021
   Accrued payroll and related taxes                                               48,378                 37,647
                                                                       -------------------    -------------------

      Total current liabilities                                                   161,098                116,034

Convertible debt                                                                   86,250                 86,250
Notes payable, long-term portion                                                  386,745                347,785
Other                                                                               9,766                  6,111
                                                                       -------------------    -------------------
      Total liabilities                                                           643,859                556,180
                                                                       -------------------    -------------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value;  10,000,000 shares authorized;
      no shares issued and outstanding                                                  -                      -
   Common stock, $.01 par value;  150,000,000 shares authorized
      109,914,472 and 103,692,098 shares issued and outstanding on
      March 31, 1998 and December 31, 1997, respectively                            1,099                  1,037
Additional contributed capital                                                    790,866                634,194
Retained earnings                                                                 213,644                181,068
                                                                       -------------------    -------------------
                                                                                1,005,609                816,299
         Less:  deferred stock compensation                                        (3,185)                (3,457)
                                                                       -------------------    -------------------

      Total Shareholders' equity                                                1,002,424                812,842
                                                                       -------------------    -------------------

      Total liabilities and Shareholders' equity                          $     1,646,283        $     1,369,022
                                                                       ===================    ===================

See accompanying notes to consolidated financial statements.

AccuStaff Incorporated and Subsidiaries
Consolidated Statements of Income
(unaudited)
(dollar amounts in thousands except per share amounts)

                                                                      Three Months Ended
                                                             --------------------------------------
                                                                  March 31,            March 31,
                                                                    1998                 1997
                                                                (unaudited)           (unaudited)
                                                             -----------------     ----------------

Revenue                                                       $       374,492       $      242,234
Cost of revenue                                                       270,049              176,820
                                                             -----------------     ----------------
   Gross profit                                                       104,443               65,414
                                                             -----------------     ----------------
Operating expenses:
   General and administrative                                          55,591               36,000
   Depreciation and amortization                                        7,563                3,766
                                                             -----------------     ----------------
      Total operating expenses                                         63,154               39,766
                                                             -----------------     ----------------
         Income from operations                                        41,289               25,648
                                                             -----------------     ----------------
Interest expense, net                                                  (5,934)              (1,565)
                                                             -----------------     ----------------
Income from continuing operations before
   provision for income taxes                                          35,355               24,083
Provision for income taxes                                             13,258                9,332
                                                             -----------------     ----------------
Income from continuing operations                             $        22,097        $      14,751
                                                             =================     ================
Income from discontinued operations, net of income
   taxes of $6,288 and $4,111, respectively                   $        10,479        $       6,711
                                                             =================     ================
Net income                                                    $        32,576        $      21,462
                                                             =================     ================
Basic income per common share:
   from continuing operations                                 $          0.21        $        0.15
                                                             =================     ================
   from discontinued operations                               $          0.10        $        0.07
                                                             =================     ================
Basic net income per common share                             $          0.31        $        0.22
                                                             =================     ================
Diluted income per common share:
   from continuing operations                                 $          0.20        $        0.14
                                                             =================     ================
   from discontinued operations                               $          0.09        $        0.06
                                                             =================     ================
Diluted net income per common share                           $          0.29        $        0.20
                                                             =================     ================
Average common shares outstanding, basic                              105,268              100,550
                                                             =================     ================
Average common shares outstanding, diluted                            117,003              111,477
                                                             =================     ================


See accompanying notes to consolidated financial statements.




AccuStaff Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(dollar amounts in thousands except for per share amounts)

                                                                      Three Months Ended
                                                                -------------------------------
                                                                   March 31,       March 31,
                                                                     1998            1997
                                                                  (unaudited)     (unaudited)
                                                                --------------- ---------------
Cash flows from operating activities:

   Income from continuing operations                               $    22,097    $     14,751
      Adjustments  to net  income to net cash  provided
         by (used in)  operating activities:
            Depreciation and amortization                                7,563           3,766
            Deferred income taxes                                        1,028          (1,685)
            Changes in certain assets and liabilities
               Accounts receivable                                     (43,349)        (20,743)
               Due from associated offices                                (377)           (137)
               Prepaid expenses and other assets                       (10,294)         (4,847)
               Accounts payable and accrued expenses                    10,028           6,334
               Accrued payroll and related taxes                         8,931          (1,330)
               Other, net                                                4,310           4,664
                                                                --------------- ---------------
                 Net cash provided by(used in) operating
                    activities                                             (63)            773
                                                                --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                    (4,497)         (2,419)
   Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                               (45,655)        (97,626)
                                                                --------------- ---------------
                  Net cash used in investing activities                (50,152)       (100,045)
                                                                --------------- ---------------

Cash flows from financing activities:
   Proceeds from stock options exercised                                26,734           4,313
   Borrowings on indebtedness                                           71,509          67,555
   Repayments on indebtedness                                          (30,063)        (21,313)
   Other                                                                      -            (21)
                                                                --------------- ---------------
                  Net cash provided by financing activities             68,180          50,534
                                                                --------------- ---------------

Net increase (decrease) in cash and cash equivalents                    17,965         (48,738)

Cash (used in) provided by discontinued operations                       5,541         (34,204)

Cash and cash equivalents, beginning of period                          23,938          96,416
                                                                --------------- ---------------
Cash and cash equivalents, end of period                                47,444          13,474
                                                                =============== ===============

Supplemental noncash investing information:

During the first quarter of 1998, the Company issued 4,598,698 shares of its common stock, valued at
$130,000 in exchange for all the outstanding common stock of Actium, Incorporated.

See accompanying notes to consolidated financial statements.


AccuStaff Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(dollar amounts in thousands except for per share amounts)


1.  Basis of Presentation.

The accompanying consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 8-K, as filed with the Securities and Exchange Commission on November 12, 1998.

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

All amounts have been adjusted to reflect the Company's acquisition of Office Specialists, Inc. ("OSI")on December 1, 1997 which was accounted for as a pooling of interests. Therefore, all prior period financial statements presented have been restated as if the acquisition had taken place at the beginning of each such period. For the current restated presentation, the results of operations of OSI are included in 'Income from discontinued operations' and its net assets in 'Net assets of discontinued operations'.

On October 31, 1998, the Company's Board of Directors authorized the repurchase of up to $200 million of the Company's common stock. The Company first considered the repurchase on August 31, 1998, shortly after announcing the sale of its commercial business Strategix Solutions, Inc. ('Strategix') to Randstad U.S., L.P. ('Randstad'), for $850.0 million as a result of an unsolicited offer. Prior to the Randstad offer, the Company had announced plans to sell 20% of Strategix in an intitial public offering with a subsequent spin-off of the Company's interest to its shareholders, subject to certain market conditions.

As a result of the above described events, the Company believes it is now appropriate to change the accounting treatment for its acquistion of Actium, Inc. on March 27, 1998 from pooling of interests to purchase. As a result, the company has recorded goodwill in an amount of approximately $130.0 million. This amount represents the agreed-upon purchase price with the Actium shareholders, plus acquisition related costs, net of the fair value of assets received.

The effect of this restatement on the previously issued interim financial statements is as follows:


                                             March 31, 1998          December 31, 1997
                                      -------------------------- -----------------------
Total Assets,as previously reported      $       1,629,985            $     1,495,011
Total Assets, as restated                        1,646,283                  1,369,022

Shareholders' equity, as previously
   reported                                        871,132                    825,287
Shareholders' equity, as restated                1,002,424                    812,842




                                             March 31, 1998            March 31, 1997
                                      -------------------------- -----------------------
Net income, as previously reported         $        21,554            $       23,086
Net income, as restated                    $        32,576            $       21,462
Basic net income per common share,
   as previously reported                  $          0.20            $         0.22
Basic net income per common share,
   as restated                             $          0.31            $         0.22
Diluted net income per common share,
   as previously reported                  $          0.19            $         0.21
Diluted net income per common share,
   as restated                             $          0.29            $         0.20




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




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On June 8,  1998,  Modis  Professional  Services  ("Modis"),  formerly  known as
AccuStaff Incorporated, filed an initial public offering for the Company's subsidiary Strategix Solutions, Inc. ('Strategix') for the sale and subsequent spin off of the Company's Commercial, Teleservices, and Health Care divisions. On August 27, 1998, before the initial public offering was consummated, the Company announced its intention to sell Strategix to Randstad Holding nv for $850 million in cash. The effective date of the sale was September 27, 1998. As a result of this transaction, the Company's Consolidated Financial Statements and Management's Discussion and Analysis have been reclassified to report Strategix as discontinued operations for all periods presented.

The following detailed analysis of operations should be read in conjunction with the 1997 Financial Statements included in the Company's Form 8-K filed on November 12, 1998.

Three Months ended March 31, 1998 Compared to Three Months ended March 31, 1997.

From continuing operations

Revenue. Revenue increased $132.3 million, or 54.6%, to $374.5 million in the three months ended March 31, 1998 from $242.2 million in the year earlier period. The increase was attributable by division to: Information Technology, $84.3 million or an increase of 49.9%; and Professional Services, $48.0 million, or an increase of 65.3%. The increases in each of the Information Technology and Professional Services divisions were due to both internal growth and, more significantly, the revenue contribution of acquired companies.

Gross Profit. Gross profit increased $39.0 million or 59.6% to $104.4 million in the three months ended March 31, 1998 from $65.4 million in the year earlier period. The increase was attributable by division to: Information Technology, $21.6 million or an increase of 48.5%; and Professional Services, $17.4 million, or an increase of 83.4%. Overall gross margin increased to 27.9% in the three months ended March 31, 1998 from 27.0% in the year earlier period. The Information Technology division experienced an overall decrease in gross margin to 26.1% in the three months ended March 31, 1998 from 26.4% in the year earlier period. The decrease was attributable to the lower gross margins of the division's international operations, the majority of which were acquired in November of 1997 and are therefore not included in the March 31, 1997 results. Excluding the results of the international operations, which produced a gross margin of 18.1%, the overall gross margin in the Information Technology division increased to 28.0% for the three months ended March 31, 1998 from 26.4% in the year earlier period. The gross margin in the Professional Services division increased to 31.5% in the three months ended March 31, 1998 from 28.4% in the year earlier period.

Operating Expenses. Operating expenses increased $23.4 million, or 58.8%, to $63.2 million in the three months ended March 31, 1998 from $39.8 million in the year earlier period. Operating expenses as a percentage of revenue increased to 16.9% in the three months ended March 31, 1998 from 16.4% in the year earlier period due to the increase in amortization expense related to the acquisition of businesses. Operating expenses before depreciation and amortization expense as a percent of revenue remained relatively constant at 14.8% for the three months ended March 31, 1998 and 1997, respectively. Included in operating expenses are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to the Year 2000 as it relates to the Company's business, operations, customers and vendors. The related costs, which are expensed as incurred, are included in general and administrative expenses. The Company expects to substantially complete the Year 2000 conversion projects by the end of 1998. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future.

Income from Operations. As a result of the foregoing, income from operations increased $15.6 million or 61.0% to $41.3 million in the three months ended March 31, 1998 from $25.6 million in the year earlier period. Income from operations as a percentage of revenue increased to 11.0% in the three months ended March 31, 1998 from 10.6% in the year earlier period.

Interest Expense. Interest expense increased $4.4 million, or 279.2%, to $5.9 million in the three months ended March 31, 1998 from $1.6 million in the year earlier period. The increase in interest expense resulted from a combination of the utilization of the Company's credit facility used to fund acquisitions, and the amount of cash on hand as of December 31, 1996.

Income Taxes. The Company's effective tax rate was 37.5% in the three months ended March 31, 1998 compared to 38.7% in the year earlier period. The decrease in the effective tax rate is due to tax savings realized from corporate restructurings.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $7.3 million or 49.8% to $22.1 million in the three months ended March 31, 1998 from $14.8 million in the year earlier period. Net income as a percentage of revenue decreased to 5.9% in the three months ended March 31, 1998 from 6.1% in the year earlier period.

From discontinued operations

Income from Discontinued Operations. Income from the discontinued commercial operations, after tax, increased $3.8 million, or 56.1% to $10.5 million for the three months ended March 31, 1998 versus $6.7 million for the year earler period. Reported revenues from discontinued operations were $319.0 million for the three months ended March 31, 1998 versus $277.2 million for the year earlier period. Operating income for the discontinued operations were $ 18.1 million for the three months ended March 31, 1998 versus $11.3 million during the year earler period. Results of discontinued operations include allocations of consolidated interest expense totaling $1.4 million and $0.5 million for the three months ended March 31, 1998 and 1997, respectively. The allocations were based on the historic funding needs of the discontinued opertaions, including: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuatung working capital needs.


LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been principally related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt, issuances of securities and internally generated funds.

Exclusive of the net assets of discontinued operations, the Company had working capital of $186.7 million and $148.9 million as of March 31, 1998 and December 31, 1997, respectively. The Company had cash and cash equivalents of $47.4 million and $23.9 million as of March 31, 1998 and December 31, 1997, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays its Information Technology and Professional Services consultants semi-monthly, and receives payments from customers within 30 to 80 days from the date of invoice. As a result of the foregoing, for the three months ended March 31, 1998 and 1997, the Company used $0.06 million and was provided $0.8 million of cash flow from operations, respectively.


The Company used $50.2 million and $100.0 million for investing activities in the three months ended March 31, 1998 and 1997, respectively. Of which $45.7 million and $97.6 million, respectively, was used for acquisitions and $4.5 million and $2.4 million, respectively, was used for capital expenditures.

For the three months ended March 31, 1998 and 1997, the Company was provided $68.2 million and $50.5 million of cash flows by financing activities, respectively. For both the three months ended March 31, 1998 and 1997, these amounts primarily represent net borrowings from the Company's credit facility, which were used primarily to fund acquisitions.

Indebtedness of the Company

Prior to the sale of Strategix, the Company had a $500 million line of credit which was syndicated to a group of 20 banks, with NationsBank, N.A. as principal agent. Subsequent to the sale of Strategix, the existing facility was paid-off, and terminated. As of October 25, 1998, the Company's indebtedness consisted solely of the acquisition notes and convertible senior debentures noted below.

On October 22, 1998, the Company closed on its new $500 million revolving credit facility with NationsBank, N.A. as principal agent. The facility expires on October 21, 2003. Outstanding amounts under the credit facility will bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain affirmative and negative covenants relating to the Company's operations, including a prohibition on making any business acquisitions which would result in pro forma noncompliance with the related covenants if the acquired company would meet or exceed 10% of total assets or income on a consolidated basis. In addition, approval is required by the majority lenders at such time that the cash consideration of an individual acquisition exceeds 20% of consolidated shareholder's equity.

On October 16, 1995, the Company's subsidiary, Career Horizons, Inc., issued $86.25 million of 7% Convertible Senior Notes Due 2002 which were assumed by the Company pursuant to a merger. Interest on the notes is paid semiannually on May 1 and November 1 of each year. The notes are convertible at the option of the holder thereof, at any time after 90 days following the date of original issuance thereof and prior to maturity, unless previously redeemed, into shares of common stock of the Company at a conversion price of $11.35 per share, subject to adjustment in certain events. The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after November 1, 1998, at stated redemption prices, together with accrued interest. On October 1, the Company called the notes to be converted as of November 1, 1998. As of November 1, 1998, the notes were either purchased by the company or converted into shares of the Companies common stock and are no longer outstanding.


The Company has certain notes payable to shareholders of acquired companies. The notes payable bear interest at rates ranging from 5.0% to 8.0% and have repayment terms from January 1998 to June 2000. As of November 1, 1998 the Company owed approximately $15.1 million in such acquisition indebtedness.

The Company is also obligated under various acquisition agreements to make earn-out payments to former stockholders of acquired companies over the next five years. The Company estimates the amount of these payments will total $5.6 million for the remainder of 1998, and $38.9 million, $26.2 million, $10.1 million and $3.0 million annually for the next four years. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund these payments.

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

SEASONALITY

The company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services in the information technology and professional services businesses is typically lower during the first quarter until customers'
operating budgets are finalized and the profitability of the Company's consultants is lower in the fourth quarter due to fewer billing days because of the higher number of holidays and vacation days.


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

During 1998, the American Institute of Certified Public Accountants' Executive Committee issued Statement of Position Number 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management believes that the Company is substantially in compliance with this pronouncement and that the implementation of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows. The Company plans to adopt SOP 98-1 during fiscal 1999.

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

On October 31, 1998, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's common stock.

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

A four-phase approach has been utilized to address the Year 2000 issues: an inventory phase to identify all computer-based systems and applications
(including embedded systems) which might not be Year 2000 compliant; an assessment phase to determine what revisions or replacements would be necessary to achieve compliance and what priorities would best serve the Company; a conversion phase to implement the actions necessary to achieve compliance and to conduct the tests necessary to verify that the systems are operational; and an implementation phase to transition the compliant systems into the everyday operations of the Company. Management believes that the four phases are approximately 100%, 95%, 70% and 55% complete, respectively and estimates that all critical systems will be compliant with the century change by March 1999.

The Company has budgeted approximately $2.0 million to address the Year 2000 issue, which includes the estimated cost of all modifications and the salaries of associates and the fees of consultants addressing the issues. Approximately $1.1 million of this amount has been expended through November 1, 1998.

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