Form 10-Q/A
period 1998-06-30
MODIS PROFESSIONAL SERVICES INC
filed 1998-11-13
CIK 924646

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

                               Title Outstanding

      Common Stock, Par Value $0.01 Per Share 110,619,762 (No. of shares)



                     AccuStaff Incorporated and Subsidiaries
                                      Index

Part I       Financial Information

Item 1       Financial Statements

             Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997

             Consolidated Statements of Income for the Three and Six  Months ended June 30, 1998 and 1997

             Consolidated Statements of Cash Flows for the Six Months ended June 30, 1998 and 1997

             Notes to Consolidated Financial Statements

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II      Other Information

Item 2       Changes in Securities and Use of Proceeds

Item 6       Exhibits

             Signatures


Part I.  Financial Information

Item 1.  Financial Statements

AccuStaff Incorporated and Subsidiaries
Consolidated Balance Sheets
(dollar amounts in thousands except per share amounts)

                                                                         June 30, 1998        December 31, 1997
                                                                       -------------------    -------------------
                                                                          (unaudited)            (unaudited)
                               Assets

Current assets:
   Cash and cash equivalents                                            $          29,247      $          23,938
   Accounts receivable, net                                                       297,275                230,934
   Prepaid expenses                                                                23,082                  9,352
   Deferred income taxes                                                            5,937                    731
   Other                                                                           17,216                      -
   Net assets of discontinued operations                                          362,024                366,045
                                                                       -------------------    -------------------

      Total current assets                                                        734,781                631,000

Furniture, equipment and leasehold improvements, net                               35,962                 27,367
Goodwill, net                                                                     902,515                693,327
Other assets                                                                       23,124                 17,328
                                                                       -------------------    -------------------

      Total assets                                                      $       1,696,382      $       1,369,022
                                                                       ===================    ===================
                Liabilities and Stockholders' Equity

Current liabilities
   Notes payable                                                        $          19,079      $          16,366
   Accounts payable and accrued expenses                                           76,172                 62,021
   Accrued payroll and related taxes                                               41,911                 37,647
                                                                       -------------------    -------------------

      Total current liabilities                                                   137,162                116,034

Convertible debt                                                                   86,250                 86,250
Notes payable, long-term portion                                                  411,680                347,785
Other                                                                               9,465                  6,111

                                                                       -------------------    -------------------
      Total liabilities                                                           644,557                556,180
                                                                       -------------------    -------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;  10,000,000 shares authorized;
      no shares issued and outstanding                                                  -                      -
   Common stock, $.01 par value;  150,000,000 shares authorized
      110,890,123 and 103,692,098 shares issued and outstanding on
      June 30, 1998 and December 31, 1997, respectively                             1,109                  1,037
Additional contributed capital                                                    803,249                634,194
Retained earnings                                                                 250,402                181,068
                                                                       -------------------    -------------------
                                                                                1,054,760                816,299
         Less:  deferred stock compensation                                        (2,935)                (3,457)
                                                                       -------------------    -------------------

      Total stockholders' equity                                                1,051,825                812,842
                                                                       -------------------    -------------------

      Total liabilities and stockholders' equity                          $     1,696,382      $       1,369,022
                                                                       ===================    ===================

See accompanying notes to consolidated financial statements.

AccuStaff Incorporated and Subsidiaries
Consolidated Statements of Income
(dollar amounts in thousands except per share amounts)



                                                             Three Months Ended                  Six Months Ended
                                                       -------------------------------    -------------------------------
                                                       (unaudited)       (unaudited)       (unaudited)      (unaudited)
                                                         June 30,          June 30,           June 30,        June 30,
                                                           1998              1997              1998             1997
                                                       -------------     -------------    --------------    -------------

Revenue                                                 $   425,383       $   273,675     $     799,875     $    515,909
Cost of Revenue                                             307,573           197,787           577,622          374,607
                                                       -------------     -------------    --------------    -------------
   Gross Profit                                             117,810            75,888           222,253          141,302
                                                       -------------     -------------    --------------    -------------
Operating expenses:
   General and administrative                                64,807            44,300           120,398           80,300
   Depreciation and amortization                              9,309             5,197            16,872            8,963
                                                       -------------     -------------    --------------    -------------
      Total operating expenses                               74,116            49,497           137,270           89,263
                                                       -------------     -------------    --------------    -------------

         Income from operations                              43,694            26,391            84,983           52,039
                                                       -------------     -------------    --------------    -------------
Other income (expense):
   Interest expense                                          (7,352)           (3,590)          (14,049)          (5,614)
   Interest income and other                                  2,746               347             3,509              806
                                                       -------------     -------------    --------------    -------------
      Total other expense, net                               (4,606)           (3,243)          (10,540)          (4,808)
                                                       -------------     -------------    --------------    -------------
Income from continuing operations before
    provision for income taxes                               39,088            23,148            74,443           47,231
Provision for income taxes                                   14,964             9,024            28,222           18,356
                                                       -------------     -------------    --------------    -------------
Income from continuing operations                            24,124            14,124            46,221           28,875
Income from discontinued operations, net of
   income taxes                                              12,634             9,762            23,113           16,473
                                                       -------------     -------------    --------------    -------------
Net income                                              $    36,758        $   23,886       $    69,334       $   45,348
                                                       =============     =============    ==============    =============
Basic income per common share:
   From continuing operations                           $      0.22        $     0.14       $      0.43       $     0.29
                                                       =============     =============    ==============    =============
   From discontinued operations                         $      0.11        $     0.10       $      0.21       $     0.16
                                                       =============     =============    ==============    =============
Basic net income per common share                       $      0.33        $     0.24       $      0.64       $     0.45
                                                       =============     =============    ==============    =============
Diluted income per common share:
   From continuing operations                           $      0.21        $     0.13       $      0.40       $     0.27
                                                       =============     =============    ==============    =============
   From discontinued operations                         $      0.10        $     0.09       $      0.19       $     0.15
                                                       =============     =============    ==============    =============
Diluted net income per common share                     $      0.31        $     0.22       $      0.59       $     0.42
                                                       =============     =============    ==============    =============
Average common shares outstanding, basic                    110,576           101,520           107,922          101,035
                                                       =============     =============    ==============    =============
Average common shares outstanding, diluted                  121,885           112,289           119,444          111,883
                                                       =============     =============    ==============    =============


See accompanying notes to consolidated financial statements.


AccuStaff Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(dollar amounts in thousands except for per share amounts)

                                                                       Six months ended
                                                                -------------------------------
                                                                 (unaudited)     (unaudited)
                                                                   June 30,        June 30,
                                                                     1998            1997
                                                                --------------- ---------------
Cash flows from operating activities:
   Income from continuing operations                              $     46,221   $      28,875

      Adjustments  to net  income to net cash  provided  by (used in)
         operating activities:
            Depreciation and amortization                               16,872           8,963
            Deferred income taxes                                         (406)         (1,426)
            Changes in certain assets and liabilities
               Accounts receivable                                     (61,530)        (11,634)
               Prepaid expenses and other assets                       (17,497)          1,240
               Accounts payable and accrued expenses                     7,389          (1,969)
               Accrued payroll and related taxes                            86              81
               Other, net                                                 (656)          5,419

                  Net cash provided by (used in) operating      --------------- ---------------
                     activities                                         (9,521)         29,549
                                                                --------------- ---------------

Cash flows from investing activities:
   Advances associated with sale of assets, net of repayments          (10,216)              -
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                   (10,348)         (4,094)
   Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                               (87,345)       (241,449)

                                                                --------------- ---------------
                  Net cash used in investing activities               (107,909)       (245,543)
                                                                --------------- ---------------

Cash flows from financing activities:
   Proceeds from stock options exercised                                39,484          12,012
   Borrowings on indebtedness                                          176,509         277,792
   Repayments on indebtedness                                         (117,074)        (39,194)
   Other                                                                  (357)            (21)
                                                                --------------- ---------------
                  Net cash provided by financing activities             98,562         250,589
                                                                --------------- ---------------

Net increase (decrease) in cash and cash equivalents
   from continuing operations                                          (18,868)         34,595

Cash provided by (used in) discontinued operations                      24,177        (108,033)

Cash and cash equivalents, beginning of period                          23,938          96,416
                                                                --------------- ---------------
Cash and cash equivalents, end of period                          $     29,247   $      22,978
                                                                =============== ===============


See accompanying notes to consolidated financial statements.


AccuStaff Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(dollar amounts in thousands except for per share amounts)


1.  Basis of Presentation:

The accompanying consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial and related notes included in the Company's Form 8-K, as filed with the Securities and Exchange Commission on November 12, 1998.

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

The Company completed the acquisition of Office Specialists, Inc. ("OSI") on December 1, 1997 which was accounted for as a pooling of interests and accordingly all periods presented have been restated as if the acquisition had taken place at the beginning of each such period.

On October 31, 1998, the Company's Board of Directors authorized the repurchase of up to $200 million of the Company's common stock. The Company first considered the repurchase on August 31, 1998, shortly after announcing the sale of its commercial business, Strategix Solutions, Inc. ('Strategix') to Randstad U.S., L.P. ('Randstad'), for $850.0 million as a result of an unsolicited offer. Prior to the Randstad offer, the Company had announced plans to sell 20% of Strategix in an intitial public offering with a subsequent spin-off of the Company's interest to its shareholders, subject to certain market conditions.

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

The effect of this restatement on the previously issued interim financial statements is as follows:


                                             June 30, 1998          December 31, 1997
                                      -------------------------- -----------------------
Total Assets, as previously reported     $       1,691,505            $     1,495,011
Total Assets, as restated                        1,696,382                  1,369,022
Shareholders' equity, as previously
   reported                                        921,351                    825,287
Shareholders' equity, as restated                1,051,825                    812,842



                                                  Three Months Ended                                Six Months Ended
                                    ---------------------------------------------- -------------------------------------------------
                                        June 30, 1998          June 30, 1997             June 30, 1998            June 30, 1997
                                    -------------------- ------------------------- ------------------------ ------------------------



Net Income, as previously reported    $        37,576       $        25,689         $         59,130          $       48,776
Net Income, as restated               $        36,758       $        23,886         $         69,334          $       45,348
Basic net income per
   common share, as previously
      reported                        $          0.34       $          0.24         $           0.54          $         0.46
Basic net income per
   common share, as restated          $          0.33       $          0.24         $           0.64          $         0.45
Dilutive net income per
    common share, as previously
      reported                        $          0.32       $          0.23         $           0.50          $         0.43
Dilutive net income per
    common share, as restated         $          0.31       $          0.22         $           0.59          $         0.42



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

5.  REDEMPTION OF CONVERTIBLE DEBENTURES AND NEW CREDIT FACILITY

On October 1, 1998 the Company called the 7% Convertible Senior Notes described in note 11 to be converted as of November 1, 1998. As of November 1, 1998, the notes were either purchased by the Company or converted into shares of the Company's common stock and are no longer outstanding.

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


6.  AUTHORIZATION FOR REPURCHASE OF TREASURY SHARES

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

Three Months ended June 30, 1998 Compared to Three Months ended June 30, 1997.

From continuing operations

Revenue. Revenue increased $151.7 million, or 55.4%, to $425.4 million in the three months ended June 30, 1998 from $273.7 million in the year earlier period. The increase was attributable by division to: Information Technology, $105.2 million or an increase of 55.9%; and Professional Services, $46.5 million, or an increase of 54.5%. The increases in the Information Technology and Professional Services divisions were due to both internal growth and the revenue contribution of acquired companies.

Gross Profit. Gross profit increased $41.9 million or 55.2% to $117.8 million in the three months ended June 30, 1998 from $75.9 million in the year earlier period. Gross margin remained relatively constant at 27.7% in the three months ended June 30, 1998 as compared to 27.8% in the year earlier period. The increase in gross profit was attributable by division to: Information Technology $27.5 million, or 54.1% and Professional Services $14.4 million, or 57.6%. The Information Technology division realized an overall decrease in gross margin to 26.6% in the three months ended June 30, 1998 from 26.9% in the year earlier period. The decrease was primarily attributable to the higher volume of contribution to gross profit from the division's international operations, which produces lower gross margins than the division's domestic operations, the majority of which were acquired in November 1997 and are therefore not included in the June 30, 1997 results. The remainder of the division's decrease is
attributable  to  the  Company's   continuing   effort  to  recruit  and  retain
intellectual capital which requires, in some instances, higher pay rates for consultants which cannot necessarily be passed through to the customers. Additionally, the Company is employing more salaried consultants, who receive increased benefits which in certain instances may not be passed through to the customer. The gross margin in the Professional Services division increased to 30.1% in the three months ended June 30, 1998 from 29.5% in the year earlier period.

Operating Expenses. Operating expenses increased $24.6 million, or 49.7%, to $74.1 million in the three months ended June 30, 1998 from $49.5 million in the year earlier period. Operating expenses as a percentage of revenue decreased to 17.4% in the three months ended June 30, 1998 from 18.1% in the year earlier period due to the Company's ability to spread its expenses over a larger revenue base. Included in operating expenses during the three months ended June 30, 1998 and 1997 are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to the Year 2000 as it relates to the Company's business, operations, customers and vendors. The related costs, which are expensed as incurred, are included in general and administrative expense. The Company expects to substantially complete the Year 2000 conversion projects by the end of 1999. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future.

Income from Operations. As a result of the foregoing, income from operations increased $17.3 million, or 65.5% to $43.7 million in the three months ended June 30, 1998 from $26.4 million in the year earlier period. Income from operations as a percentage of revenue increased to 10.3% in the three months ended June 30, 1998 from 9.6% in the year earlier period.

Interest Expense. Interest expense increased $3.8 million, or 105.6%, to $7.4 million in the three months ended June 30, 1998 from $3.6 million in the year earlier period. The increase in interest expense resulted from a combination of the utilization of the Company's credit facility, and the amount of cash on hand at December 31, 1996.

Income Taxes. The Company's effective tax rate was 38.3% in the three months ended June 30, 1998 compared to 39.0% in the year earlier period. The decrease in the effective tax rate was due to tax savings realized from corporate restructurings.

Income from continuing operations. As a result of the foregoing,income from continuing operations increased $10.0 million, or 70.9%, to $24.1 million in the three months ended June 30, 1998 from $14.1 million in the year earlier period. Income from continuing operations as a percentage of revenue increased to 5.7% in the three months ended June 30, 1998 from 5.2% in the year earlier period.

From discontinued operations

Income from Discontinued Operations. Income from the discontinued commercial operations, after tax, increased $2.8 million, or 28.6% to $12.6 million for the three months ended June 30, 1998 versus $9.8 million for the year earler period. Reported revenues from discontinued operations were $312.5 million for the three months ended June 30, 1998 versus $315.7 million for the year earlier period. Operating income for the discontinued operations were $ 21.5 million for the three months ended March 31, 1998 versus $16.7 million during the year earler period. Results of discontinued operations include allocations of consolidated interest expense totaling $1.3 million and $1.0 million for the three months ended June 30, 1998 and 1997, respectively. The allocations were based on the historic funding needs of the discontinued operations, including: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs.

Six Months ended June 30, 1998 Compared to Six Months ended June 30, 1997.

From continuing operations

Revenue. Revenue increased $284.0 million, or 55.0%, to $799.9 million in the six months ended June 30, 1998 from $515.9 million in the year earlier period. The increase was attributable by division to: Information Technology, $189.5 million or an increase of 53.1%; and Professional Services, $94.5 million, or an increase of 59.5%. The increase in the Information Technology division was due to growth through acquisition, and more significantly, internal growth. The growth in the Professional Services division was due to both internal growth and the revenue contribution of acquired companies.

Gross Profit. Gross profit increased $81.0 million or 57.3% to $222.3 million in the six months ended June 30, 1998 from $141.3 million in the year earlier period. Gross margin increased to 27.7% in the six months ended June 30, 1998 from 27.4% in the year earlier period. The increase was attributable by division to: Information Technology $49.1 million, or 51.5% and Professional $31.9 million, or 69.3%. The Information Technology division realized an overall decrease in gross margin to 26.4% in the six months ended June 30, 1998 from 26.7% in the year earlier period. The decrease was partially attributable to the higher volume of contribution to gross profit from the division's international operations, which produces lower gross margins than the division's domestic operations, the majority of which were acquired in November of 1997 and are therefore not included in the June 30, 1997 results. The remainder of the divisions decrease is attributable to the Company's continuing effort to recruit and retain intellectual capital which requires, in some instances, higher pay rates for consultants which cannot necessarily be passed through to the customer. Additionally, the Company is employing more salaried consultants, who receive increased benefits which in certain instances may not be passed through to the customer. The gross margin in the Professional division increased to 30.8% in the six months ended June 30, 1998 from 29.0% in the year earlier period.

Operating Expenses. Operating expenses increased $48.0 million, or 53.8%, to $137.3 million in the six months ended June 30, 1998 from $89.3 million in the year earlier period. Operating expenses as a percentage of revenue decreased to 17.2% in the six months ended June 30, 1998 from 17.3% in the year earlier period due to the Company's ability to spread its expenses over a larger revenue base. Included in Operating expenses during the six months ended June 30, 1998 and 1997 are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to the Year 2000 as it relates to the Company's business, operations, customers and vendors. The related costs, which are expensed as incurred, are included in general and administrative expense. The Company expects to substantially complete the Year 2000 conversion projects by the end of 1999. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future.

Income from Operations. As a result of the foregoing, income from operations increased $33.0 million, or 63.5% to $85.0 million in the six months ended June 30, 1998 from $52.0 million in the year earlier period. Income from operations as a percentage of revenue increased to 10.6% in the six months ended June 30, 1998 from 9.7% in the year earlier period.

Interest Expense. Interest expense increased $8.4 million, or 150.0%, to $14.0 million in the six months ended June 30, 1998 from $5.6 million in the year earlier period. The increase in interest expense resulted from a combination of the utilization of the Company's credit facility, and the amount of cash on hand at December 31, 1996.

Income taxes. The Company's effective tax rate was 37.9% in the six months ended June 30, 1998 compared to 38.9% in the year earlier period. The decrease in the effective tax rate was due to tax savings realized from corporate restructurings.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $17.3 million, or 59.9%, to $46.2 million in the six months ended June 30, 1998 from $28.9 million in the year earlier period. Income from continuing operations as a percentage of revenue increased to 5.8% in the six months ended June 30, 1998 from 5.6% in the year earlier period.

From discontinued operations

Income from Discontinued Operations. Income from the discontinued commercial operations, after tax, increased $6.6 million, or 40.3% to $23.1 million for the six months ended June 30, 1998 versus $16.5 million for the year earler period. Reported revenues from discontinued operations were $589.7 million for the six months ended June 30, 1998 versus $592.9 million for the year earlier period. Operating income for the discontinued operations were $ 39.6 million for the six months ended June 30, 1998 versus $28.0 million during the year earler period. Results of discontinued operations include allocations of consolidated interest expense totaling $2.7 million and $1.4 million for the six months ended June 30, 1998 and 1997, respectively. The allocations were based on the historic funding needs of the discontinued opertaions, including: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been principally related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt, issuances of securities and internally generated funds.

Exclusive of the net assets of discontinued operations, the Company had working capital of $235.6 million and $ 148.9 million as of June 30, 1998 and December 31, 1997, respectively. The Company had cash and cash equivalents of $29.3 million and $23.9 million as of June 30, 1998 and December 31, 1997, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays its Information Technology and Professional Services consultants semi-monthly, and receives payments from customers within 30 to 80 days from the date of invoice. As a result of the foregoing the Company used $9.5 million and generated $29.5 million of cash flow from operations for the six months ended June 30, 1998 and 1997, respectively.

The Company used $107.9 million and $245.5 million for investing activities in the six months ended June 30, 1998 and 1997, respectively of which $87.3 million and $241.4 million, respectively, was used for acquisitions and $10.3 million and $4.1 million, respectively, was used for capital expenditures.

For the six months ended June 30, 1998 and 1997, the Company was provided $98.5 million and $250.6 million of cash flows from financing activities. These amounts primarily represent net borrowings from the Company's credit facility, which were used primarily to fund acquisitions.

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

A four-phase approach has been utilized to address the Year 2000 issues: an inventory phase to identify all computer-based systems and applications
(including embedded systems) which might not be Year 2000 compliant; an assessment phase to determine what revisions or replacements would be necessary to achieve compliance and what priorities would best serve the Company; a conversion phase to implement the actions necessary to achieve compliance and to conduct the tests necessary to verify that the systems are operational; and an implementation phase to transition the compliant systems into the everyday operations of the Company. Management believes that the four phases are approximately 100%, 90%, 70% and 55% complete, respectively and estimates that all critical systems will be compliant with the century change by March 1999.

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

                             AccuStaff Incorporated




August 14, 1998     By:/S/ DEREK E. DEWAN
                       ___________________________________________
                       Derek E. Dewan, President, Chairman of the
                       Board and Chief Executive Officer



August 14, 1998     By:/S/ MICHAEL D. ABNEY
                       ___________________________________________
                       Michael D. Abney, Senior Vice President, Chief Financial Officer,Treasurer, Secretary and Director



August 14, 1998     By:/S/ ROBERT P. CROUCH
                       ___________________________________________
                       Robert P. Crouch, Vice President and Controller