Form 10-Q
period 1998-09-30
MODIS PROFESSIONAL SERVICES INC
filed 1998-11-17
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 0-24484


                        Modis Professional Services, Inc.
             (Exact name of Registrant as specified in its charter)

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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. October 30, 1998.

                               Title Outstanding

      Common Stock, Par Value $0.01 Per Share 111,813,236 (No. of shares)



                     Modis Professional Services, Inc. and Subsidiaries
                                      Index

Part I       Financial Information

Item 1       Financial Statements

             Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997

             Consolidated Statements of Income for the Three and Nine Months ended September 30, 1998 and 1997

             Consolidated Statements of Cash Flows for the Nine Months ended September 30, 1998 and 1997

             Notes to Consolidated Financial Statements

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II      Other Information

Item 2       Changes in Securities and Use of Proceeds

Item 6       Exhibits

             Signatures


Part I.  Financial Information

Item 1.  Financial Statements

Modis Professional Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollar amounts in thousands except per share amounts)

                                                                       September 30, 1998       December 31, 1997
                                                                       -------------------    -------------------
                                                                          (unaudited)            (unaudited)
                               Assets

Current assets:
   Cash and cash equivalents                                            $          80,772      $          23,938
   Accounts receivable, net                                                       322,291                230,934
   Prepaid expenses                                                                15,547                  9,352
   Deferred income taxes                                                            1,376                    731
   Other                                                                          849,356                      -
   Net assets of discontinued operations                                                -                366,045
                                                                       -------------------    -------------------

      Total current assets                                                      1,269,342                631,000

Furniture, equipment and leasehold improvements, net                               35,297                 27,367
Goodwill, net                                                                     951,126                693,327
Other assets                                                                       21,981                 17,328
                                                                       -------------------    -------------------

      Total assets                                                      $       2,277,746      $       1,369,022
                                                                       ===================    ===================
                Liabilities and Stockholders' Equity

Current liabilities
   Notes payable                                                        $          15,998      $          16,366
   Accounts payable and accrued expenses                                          292,906                 62,021
   Accrued payroll and related taxes                                               79,345                 37,647
   Credit facility                                                                477,000                      -
                                                                       -------------------    -------------------

      Total current liabilities                                                   865,249                116,034

Convertible debt                                                                   86,250                 86,250
Notes payable, long-term portion                                                    2,596                347,785
Other                                                                               9,767                  6,111

                                                                       -------------------    -------------------
      Total liabilities                                                           963,862                556,180
                                                                       -------------------    -------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;  10,000,000 shares authorized;
      no shares issued and outstanding                                                  -                      -
   Common stock, $.01 par value;  150,000,000 shares authorized
      111,967,334 and 103,692,098 shares issued and outstanding on
      June 30, 1998 and December 31, 1997, respectively                             1,120                  1,037
Additional contributed capital                                                    819,745                634,194
Retained earnings                                                                 495,705                181,068
                                                                       -------------------    -------------------
                                                                                1,316,570                816,299
         Less:  deferred stock compensation                                        (2,686)                (3,457)
                                                                       -------------------    -------------------

      Total stockholders' equity                                                1,313,884                812,842
                                                                       -------------------    -------------------

      Total liabilities and stockholders' equity                          $     2,277,746      $       1,369,022
                                                                       ===================    ===================

See accompanying notes to consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Consolidated Statements of Income
(dollar amounts in thousands except per share amounts)



                                                             Three Months Ended                 Nine Months Ended
                                                       -------------------------------    -------------------------------
                                                       (unaudited)       (unaudited)       (unaudited)      (unaudited)
                                                       September 30,     September 30,    September 30,    September 30,
                                                           1998              1997              1998             1997
                                                       -------------     -------------    --------------    -------------

Revenue                                                 $   441,580       $   302,270     $   1,241,455     $    818,179
Cost of Revenue                                             320,880           214,280           898,502          588,887
                                                       -------------     -------------    --------------    -------------
   Gross Profit                                             120,700            87,990           342,953          229,292
                                                       -------------     -------------    --------------    -------------
Operating expenses:
   General and administrative                                69,464            50,149           189,862          130,449
   Depreciation and amortization                             10,053             6,764            26,925           15,726
                                                       -------------     -------------    --------------    -------------
      Total operating expenses                               79,517            56,913           216,787          146,175
                                                       -------------     -------------    --------------    -------------

         Income from operations                              41,183            31,077           126,166           83,117
                                                       -------------     -------------    --------------    -------------
Other income (expense):
   Interest expense                                          (7,581)           (5,017)          (21,620)         (10,631)
   Interest income and other                                  1,915               355             5,424            1,161
                                                       -------------     -------------    --------------    -------------
      Total other expense, net                               (5,666)           (4,662)          (16,196)          (9,470)
                                                       -------------     -------------    --------------    -------------
Income from continuing operations before
    provision for income taxes                               35,517            26,415           109,970           73,647
Provision for income taxes                                   13,496             9,867            41,718           28,223
                                                       -------------     -------------    --------------    -------------
Income from continuing operations                            22,021            16,548            68,252           45,424
Income from discontinued operations, net of
   income taxes of $4,141, $7,435, $17,522 and
   $21,304, respectively                                      6,907            12,141            30,020           28,614
Gain on sale of discontinued operations,
   net of income taxes of $190,000                          216,365                 -           216,365                -
                                                       -------------     -------------    --------------    -------------
Net income                                              $   245,293        $   28,689       $   314,637       $   74,038
                                                       =============     =============    ==============    =============
Basic income per common share:
   From continuing operations                           $      0.20        $     0.16       $      0.63       $     0.45
                                                       =============     =============    ==============    =============
   From discontinued operations                         $      0.06        $     0.12       $      0.28       $     0.28
                                                       =============     =============    ==============    =============
   From gain on sale of discontinued
      operations                                        $      1.94        $        -       $      1.98       $        -
                                                       =============     =============    ==============    =============
Basic net income per common share                       $      2.20        $     0.28       $      2.89       $     0.73
                                                       =============     =============    ==============    =============
Diluted income per common share:
   From continuing operations                           $      0.19        $     0.15       $      0.59       $     0.43
                                                       =============     =============    ==============    =============
   From discontinued operations                         $      0.06        $     0.11       $      0.25       $     0.25
                                                       =============     =============    ==============    =============
   From gain on sale of discontinued
      operations                                        $      1.79        $        -       $      1.80       $        -
                                                       =============     =============    ==============    =============
Diluted net income per common share                     $      2.04        $     0.26       $      2.64       $     0.68
                                                       =============     =============    ==============    =============
Average common shares outstanding, basic                    111,412           102,577           109,085          101,549
                                                       =============     =============    ==============    =============
Average common shares outstanding, diluted                  120,875           113,966           119,921          112,567
                                                       =============     =============    ==============    =============


See accompanying notes to consolidated financial statements.


Modis Professional Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollar amounts in thousands except for per share amounts)

                                                                       Nine months ended
                                                                -------------------------------
                                                                 (unaudited)     (unaudited)
                                                                September 30,   September 30,
                                                                     1998            1997
                                                                --------------- ---------------
Cash flows from operating activities:
   Income from continuing operations                              $     68,252   $      45,424

      Adjustments  to net  income to net cash  provided  by (used in)
         operating activities:
            Depreciation and amortization                               26,925          15,726
            Deferred income taxes                                        4,155          (1,612)
            Changes in certain assets and liabilities
               Accounts receivable                                     (78,396)        (12,405)
               Prepaid expenses and other assets                       (11,876)          3,181
               Accounts payable and accrued expenses                     3,018         (12,531)
               Accrued payroll and related taxes                        12,020           2,940
               Other, net                                                  157           6,000

                  Net cash provided by (used in) operating      --------------- ---------------
                     activities                                         24,255          46,723
                                                                --------------- ---------------

Cash flows from investing activities:
   Advances associated with sale of assets, net of repayments          (12,382)              -
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                   (15,590)         (6,462)
   Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                              (135,111)       (236,618)

                                                                --------------- ---------------
                  Net cash used in investing activities               (163,083)       (243,080)
                                                                --------------- ---------------

Cash flows from financing activities:
   Proceeds from stock options exercised                               45,073           15,920
   Borrowings on indebtedness                                         299,009          301,606
   Repayments on indebtedness                                        (174,538)         (72,501)
   Other                                                                 (357)             (19)
                                                                --------------- ---------------
                  Net cash provided by financing activities           169,187          245,006
                                                                --------------- ---------------

Net increase (decrease) in cash and cash equivalents
   from continuing operations                                           30,359          48,649

Cash provided by (used in) discontinued operations                      26,475        (116,599)

Cash and cash equivalents, beginning of period                          23,938          96,416
                                                                --------------- ---------------
Cash and cash equivalents, end of period                          $     80,772   $      28,466
                                                                =============== ===============


See accompanying notes to consolidated financial statements.


Modis Professional Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(dollar amounts in thousands except for per share amounts)


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

The Company completed the acquisition of Office Specialists, Inc. ("OSI") on December 1, 1997 which was accounted for as a pooling of interests and accordingly all periods presented have been restated as if the acquisition had taken place at the beginning of each such period. The results of OSI are included in the accompanying Balance Sheets and Income Statements as 'Net assets of discontinued operations' and 'Income from discontinued operations', respectively.

On June 8, 1998, Modis filed an initial public offering for the Company's subsidiary Strategix Solutions, Inc. ('Strategix') for the proposed partial initial public offering and subsequent spin off (subject to certain conditions) of the Company's Commercial operations which included its Teleservices, and Health Care divisions. On August 27, 1998, before the initial public offering was consummated, the Company announced its intention to sell Strategix to Randstad Holding nv for $850 million in cash. The effective date of the sale was September 27, 1998. As a result of this transaction, the Company's Consolidated Financial Statements and Management's Discussion and Analysis have been reclassified to report Strategix as discontinued operations for all periods presented.

The Components of the Net assets of Discontinued operations were as follows as of September 31, 1998 and December 31, 1997:


                                                              September 30,     December 31,
     (dollars in thousands)                                       1998             1997
     Receivables                                             $   158,521       $  195,415
     Other current assets                                         65,961           60,674
          Total current assets                                   224,482          256,089

     Furniture, Equipment and Leasehold Improvements              18,082           21,210
     Goodwill                                                    215,595          189,659
     Other Assets                                                  5,855            9,581
          Total Assets                                           464,014          476,539

     Current Liabilities                                          93,493           79,623
     Non-current liabilities                                       6,912           30,871
          Total liabilities                                      100,405          110,494
                                                            -------------------------------
             Total Net assets of discontinued operations     $   363,609       $  366,045
                                                            ===============================

2.  Contingencies:

The Company is, from time to time, subject to routine lawsuits and claims incidental to the business. The Company believes that, based on the advice of in-house and external legal counsel, the results of any lawsuits, claims and other proceedings will not have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows.



3.  Newly Issued Accounting Standards:

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


5.  AUTHORIZATION FOR REPURCHASE OF TREASURY SHARES

On October 31, 1998, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On June 8, 1998, Modis filed an initial public offering for the Company's subsidiary Strategix Solutions, Inc. ('Strategix') for the proposed partial initial public offering and subsequent spin off (subject to certain conditions) of the Company's Commercial operations which included its Teleservices, and Health Care divisions. On August 27, 1998, before the initial public offering was consummated, the Company announced its intention to sell Strategix to Randstad Holding nv for $850 million in cash. The effective date of the sale was September 27, 1998. As a result of this transaction, the Company's Consolidated Financial Statements and Management's Discussion and Analysis have been reclassified to report Strategix as discontinued operations for all periods presented.

The following detailed analysis of operations should be read in conjunction with the 1997 Financial Statements included in the Company's Form 8-K filed on November 12, 1998.

Three Months ended September 30, 1998 Compared to Three Months ended September 30, 1997.

From continuing operations

Revenue. Revenue increased $139.3 million, or 46.1%, to $441.6 million in the three months ended September 30, 1998 from $302.3 million in the year earlier period. The increase was attributable by division to: Information Technology, $102.9 million or an increase of 52.0%; and Professional Services, $36.4 million, or an increase of 34.9%. The increases in the Information Technology and Professional Services divisions were due to both internal growth and the revenue contribution of acquired companies.

Gross Profit. Gross profit increased $32.7 million or 37.2% to $120.7 million in the three months ended September 30, 1998 from $88.0 million in the year earlier period. Gross margin decreased to 27.3% in the three months ended September 30, 1998 as compared to 29.1% in the year earlier period. The incrase in gross profit was attributable by division to: Information Technology $24.5 million, or 45.3% and Professional Services $8.2 million, or 24.3%. The Information Technology division realized an overall decrease in gross margin to 26.1% in the three months ended September 30, 1998 from 27.3% in the year earlier period. The decrease was primarily attributable to the higher volume of contribution to gross profit from the division's international operations, which produces lower gross margins than the division's domestic operations, the majority of which were acquired in November 1997 and are therefore not included in the September 30, 1997 results. The remainder of the division's decrease is attributable to the Company's continuing effort to recruit and retain intellectual capital which requires, in some instances, higher pay rates for consultants which cannot necessarily be passed through to the customers. Additionally, the Company is employing more salaried consultants, who receive increased benefits which in certain instances may not be passed through to the customer. The gross margin in the Professional Services division decreased to 30.0% in the three months ended September 30, 1998 from 32.6% in the year earlier period. The decrease was due to the fact that the international portion of professional services (which historically has lower gross margins) was a much smaller part of the total revenue mix in the prior period.

Operating Expenses. Operating expenses increased $22.6 million, or 39.7%, to $79.5 million in the three months ended September 30, 1998 from $56.9 million in the year earlier period. Operating expenses as a percentage of revenue decreased to 18.0% in the three months ended September 30, 1998 from 18.8% in the year earlier period due to the Company's ability to spread its expenses over a larger revenue base. Included in operating expenses during the three months ended September 30, 1998 and 1997 are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to the Year 2000 as it relates to the Company's business, operations, customers and vendors. The related costs, which are expensed as incurred, are included in general and administrative expense. The Company expects to substantially complete the Year 2000 conversion projects by the end of 1999. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future.

Income from Operations. As a result of the foregoing, income from operations increased $10.1 million, or 32.5% to $41.2 million in the three months ended September 30, 1998 from $31.1 million in the year earlier period. Income from operations as a percentage of revenue decreased to 9.3% in the three months ended September 30, 1998 from 10.3% in the year earlier period.

Interest Expense. Interest expense increased $2.6 million, or 52.0%, to $7.6 million in the three months ended September 30, 1998 from $5.0 million in the year earlier period. The increase in interest expense resulted from a combination of the utilization of the Company's credit facility, and the amount of cash on hand at December 31, 1996.

Income Taxes. The Company's effective tax rate was 38.0% in the three months ended September 30, 1998 compared to 37.4% in the year earlier period. The increase in the effective tax rate was due in large part to nondeductible goodwill amortization related to the Company's acquisition of Actium, Inc.

Income from continuing operations. As a result of the foregoing,income from continuing operations increased $5.5 million, or 33.3%, to $22.0 million in the three months ended September 30, 1998 from $16.5 million in the year earlier period. Income from continuing operations as a percentage of revenue decreased to 5.0% in the three months ended September 30, 1998 from 5.5% in the year earlier period.

From discontinued operations

Income from Discontinued Operations. Income from the discontinued commercial operations, after tax, decreased $5.2 million, or 43.0% to $6.9 million for the three months ended September 30, 1998 versus $12.1 million for the year earler period. Reported revenues from discontinued operations were $287.8 million for the three months ended September 30, 1998 versus $338.6 million for the year earlier period. Operating income for the discontinued operations were $ 13.0 million for the three months ended September 30, 1998 versus $21.0 million during the year earler period. Results of discontinued operations include allocations of consolidated interest expense totaling $1.5 million and $1.4 million for the three months ended September 30, 1998 and 1997, respectively. The allocations were based on the historic funding needs of the discontinued operations, including: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs.

Nine Months ended September 30, 1998 Compared to Nine Months ended September 30, 1997.

From continuing operations

Revenue. Revenue increased $423.3 million, or 51.7%, to $1,241.5 million in the nine months ended September 30, 1998 from $818.2 million in the year earlier period. The increase was attributable by division to: Information Technology, $291.5 million or an increase of 52.5%; and Professional Services, $131.8 million, or an increase of 50.1%. The increase in the Information Technology division was due to growth through acquisition, and more significantly, internal growth. The growth in the Professional Services division was due to both internal growth and the revenue contribution of acquired companies.

Gross Profit. Gross profit increased $113.7 million or 49.6% to $343.0 million in the nine months ended September 30, 1998 from $229.3 million in the year earlier period. Gross margin decreased to %27.6 in the nine months ended September 30, 1998 from 28.0% in the year earlier period. The increase in gross profit was attributable by division to: Information Technology $72.7 million, or 48.7% and Professional Services $41.0 million, or 51.2%. The Information Technology division realized an overall decrease in gross margin to 26.2% in the nine months ended September 30, 1998 from 26.9% in the year earlier period. The decrease was partially attributable to the higher volume of contribution to gross profit from the division's international operations, which produces lower gross margins than the division's domestic operations, the majority of which were acquired in November of 1997 and are therefore not included in the
September 30, 1997 results. The remainder of the divisions decrease is attributable to the Company's continuing effort to recruit and retain intellectual capital which requires, in some instances, higher pay rates for consultants which cannot necessarily be passed through to the customer. Additionally, the Company is employing more salaried consultants, who receive increased benefits which in certain instances may not be passed through to the customer. The gross margin in the Professional division increased to 30.7% in the nine months ended September 30, 1998 from 30.4% in the year earlier period.

Operating Expenses. Operating expenses increased $70.6 million, or 48.3%, to $216.8 million in the nine months ended September 30, 1998 from $146.2 million in the year earlier period. Operating expenses as a percentage of revenue decreased to 17.5% in the nine months ended September 30, 1998 from 17.9% in the year earlier period due to the Company's ability to spread its expenses over a larger revenue base. Included in Operating expenses during the nine months ended September 30, 1998 and 1997 are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to the Year 2000 as it relates to the Company's business, operations, customers and vendors. The related costs, which are expensed as incurred, are included in general and administrative expense. The Company expects to substantially complete the Year 2000 conversion projects by the end of 1999. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future.

Income from Operations. As a result of the foregoing, income from operations increased $43.1 million, or 51.9% to $126.2 million in the nine months ended September 30, 1998 from $83.1 million in the year earlier period. Income from operations as a percentage of revenue remained relatively constant at 10.2% in the nine months ended September 30, 1998 and 1997, respectively.

Interest Expense. Interest expense increased $11.0 million, or 103.8%, to $21.6 million in the nine months ended September 30, 1998 from $10.6 million in the year earlier period. The increase in interest expense resulted from a combination of the utilization of the Company's credit facility, and the amount of cash on hand at December 31, 1996.

Income taxes. The Company's effective tax rate was 37.9% in the nine months ended September 30, 1998 compared to 38.3% in the year earlier period. The decrease in the effective tax rate was due to tax savings realized from corporate restructurings.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $22.9 million, or 50.4%, to $68.3 million in the nine months ended September 30, 1998 from $45.4 million in the year earlier period. Income from continuing operations as a percentage of revenue remained relatively constant at 5.5% in the nine months ended September 30, 1998 and 1997, respectively.

From discontinued operations

Income from Discontinued Operations. Income from the discontinued commercial operations, after tax, increased $1.4 million, or 4.9% to $30.0 million for the nine months ended September 30, 1998 versus $28.6 million for the year earler period. Reported revenues from discontinued operations were $919.4 million for the nine months ended September 30, 1998 versus $931.5 million for the year earlier period. Operating income for the discontinued operations were $ 54.2 million for the nine months ended September 30, 1998 versus $49.0 million during the year earler period. Results of discontinued operations include allocations of consolidated interest expense totaling $4.2 million and $2.8 million for the nine months ended September 30, 1998 and 1997, respectively. The allocations were based on the historic funding needs of the discontinued opertaions, including: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been principally related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt, issuances of securities and internally generated funds.

The Company had working capital of $404.1 million and $515.0 million as of September 30, 1998 and December 31, 1997, respectively. The Company had cash and cash equivalents of $80.8 million and $23.9 million as of September 30, 1998 and December 31, 1997, respectively. Included in the Company's current assets as of September 30, 1998 is a note receivable of $829.9 million from Randstad resulting from the acquisition of Strategix. This receivable was converted into cash on October 1, 1998 and, after the Company paid off its credit facility of approximately $477.0 million, the Company had approximately $433.7 million of cash on its balance sheet. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays its
Information Technology and Professional Services consultants semi-monthly, and receives payments from customers within 30 to 80 days from the date of invoice. As a result of the foregoing the Company generated $24.3 million and $46.7 million of cash flow from operations for the nine months ended September 30, 1998 and 1997, respectively.

The Company used $163.1 million and $243.1 million for investing activities in the nine months ended September 30, 1998 and 1997, respectively, of which $135.1 million and $236.6 million, respectively, was used for acquisitions and $15.6 million and $6.5 million, respectively, was used for capital expenditures.

For the nine months ended September 30, 1998 and 1997, the Company was provided $169.2 million and $245.0 million of cash flows from financing activities. These amounts primarily represent net borrowings from the Company's credit facility, which were used primarily to fund acquisitions.

On October 31, 1998, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's common stock. The Company plans on funding any such purchases from cash on hand, cash flows from operations, or borrowings on its credit facility.

Indebtedness of the Company

Prior to the sale of Strategix, the Company had a $500 million line of credit which was syndicated to a group of 20 banks, with NationsBank, N.A. as principal agent. Subsequent to the sale of Strategix, the existing facility was paid-off, and terminated. As of October 30, 1998, the Company's indebtedness consisted solely of the acquisition notes and convertible senior debentures noted below.

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

The Company has certain notes payable to shareholders of acquired companies. The notes payable bear interest at rates ranging from 5.0% to 8.0% and have repayment terms from January 1998 to June 2000. As of October 30, 1998 the Company owed approximately $15.1 million in such acquisition indebtedness.

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

         No disclosure required


Item 5.  Other Information

         No disclosure required.


Item 6.  Exhibits and Reports on Form 8-K

(A)   Exhibits

        3       Amended and Restated Bylaws

        11     Calculation of Per Share Earnings

        27     Financial Data Schedule

(B) Reports on Form 8-K

    No disclosure required

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



August 14, 1998     By:/S/ ROBERT P. CROUCH
                       ___________________________________________
                       Robert P. Crouch, Vice President and Chief
                       Accounting Officer