Form 10-K
period 1998-12-31
MODIS PROFESSIONAL SERVICES INC
filed 1999-04-01
CIK 924646

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the Registrant), based upon the closing sale price of common stock on March 19, 1999 as reported by the New York Stock Exchange, was approximately $915,729,141.

     As of March 19, 1999, the number of shares outstanding of the Registrant's common stock was 95,787,567.

     DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of shareholders are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including but not limited to the specific factors discussed in Part II, Item 5 under 'Market for Registrant's Common Equity and Related Shareholder Matters' and in Part II, Item 7 under'Fiscal 1998 compared to Fiscal 1997 - Results from continuing operations - revenue'; 'Factors Which May Impact Future Results and Financial Condition' and under 'Other Matters - Year 2000 Compliance.' In addition, except for historical facts, all information provided in Part II item 7a. under 'Quantitative and qualitative disclosures about market risk' should be considered forward looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on beliefs and assumptions of the Company's manangement and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publically any of them in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

                                     PART I
ITEM 1.   BUSINESS

GENERAL

Modis Professional Services, Inc. ('Modis' or the 'Company') is a global provider of professional business services, including consulting, outsourcing, training and strategic human resource solutions, to Fortune 1000 and other leading businesses. The Company's services are provided through its two business divisions: (i) Information Technology, which provides technology consulting, outsourcing and solutions services, and (ii) Professional Services, which provides personnel who perform specialized services such as accounting, legal, technical / engineering, scientific and career management and consulting. Headquartered in Jacksonville, Florida, the Company has approximately 264 offices throughout the United States, Canada, United Kingdom, and certain parts of continental Europe. Modis' objective is to concentrate its efforts and resources on profitable, high-growth, high-end information technology ('IT') and professional services that have the ability to consistently generate strong earnings. The Company has experienced substantial growth in revenue and earnings driven primarily by (i) acquisitions of other information technology and professional services companies; (ii) increased business with the Company's existing clients; (iii) increased penetration of existing and new markets; and
(iv) trends toward the increased outsourcing of non-core competency professional business services.

The following table sets forth the respective business divisions' share of the Company's consolidated revenue and gross profit for the fiscal years ending 1998 and 1997:



            Division                         % of Consolidated Revenues            % of Consolidated Gross Profit
---------------------------------------      ---------------------------          -------------------------------
1998:
Information Technology                                  68.4%                                  64.5%
Professional Services                                   31.6%                                  35.5%

1997:
Information Technology                                  67.1%                                  63.7%
Professional Services                                   32.9%                                  36.3%

Business Strategy

Modis seeks to expand its revenues and profitability by expanding its Information Technology and Professional Services divisions through offering an extensive range of specialized human resource and consulting services through a global network of branch offices. The Company markets and delivers its services with an emphasis on local entrepreneurial spirit and decision-making at the branch level combined with strong corporate, technological and managerial support. The Company seeks to provide innovative and customized solutions to human resource needs and to expand the Company's relationships with its Fortune 1000 clients. Modis' mission is to set the standard for the professional business services industry by empowering its employees to provide quality services.

Management believes the Company's concentration on the Information Technology and Professional Services divisions allows faster growth and higher profit margins versus the more traditional commercial staffing businesses due to the specialized expertise of the professional personnel. Management's strategy is to strengthen its position as one of the few companies offering information technology and professional services on a global scale. Modis' principal competitors in the information technology and professional services areas generally consist of specialty firms in each of those fields, and to a lesser extent, diversified business services firms. The Company's strategy is to continue to increase the overall revenue and gross profits from the Information Technology and Professional Services divisions by expanding current specialties into new geographic markets, identifying and adding new practice areas, and leveraging wherever possible on existing specialty strengths. The Company has significantly expanded its information technology operations since 1997 by acquiring approximately twenty firms with information technology operations. These acquisitions allow the Information Technology division to provide clients with services in the 48 contiguous states, Canada, the United Kingdom, the Middle East and certain parts of continental Europe. See Note 14 to the Company's audited consolidated financial statements for further discussion of the Company's foreign operations.


GROWTH STRATEGY

The Company pursues a focused growth strategy designed to achieve both increased revenues and earnings. The key elements of this growth strategy are as follows:

Internal Growth

The Company's internal growth strategy includes: (i) positioning in market locations, customer segments and skill areas that value high levels of service;
(ii) increasing penetration of existing markets; (iii) expanding into new and contiguous markets; and (iv) migrating to higher margin specialty practice areas.

Acquisitions

The Company's growth strategy includes the acquisition of existing businesses with complementary service offerings, strong management, profitable operating results and recognized local and regional presence. The Company has acquired approximately thirty information technology and professional services companies since 1997. Acquisition criteria considered by management includes, among other things, financial performance, a desirable market location, significant market share, new or expanded specialties that can be added to the Company's existing lines of business, efficient operating systems and existing management that will operate effectively within the Company's existing managerial structure. The Company believes that there is an opportunity, as a part of the consolidation in the global business services industry, to focus on acquisitions of companies that offer specialized information technology and other professional services. The Company's management has had success in identifying acquisition candidates that complement existing businesses, integrating them into existing operations and utilizing them to enhance the Company's growth performance.



INFORMATION TECHNOLOGY DIVISION

Market Overview

The need for information technology services continues to expand as companies and governmental agencies continue to require increased performance from their information management systems. The reliance on information systems to provide companies with a competitive advantage in the operation of their businesses has prompted an exponential demand for information technology services. The demand is driven by rapid technology shifts, a move to internet and web enabled applications, increased cost pressures, skill shortages, and certain benefits from outsourcing the information services which allows a company to focus on its core competencies. These market influences are expected to remain long term in nature and to increase the reliance upon information technology services companies to recruit, train, and provide personnel and technology solutions and outsourcing services as companies increase their demand for information technology needs.

The supply of qualified information technology professionals continues to lag behind the global demand for information technology services and it is increasingly difficult for corporate MIS departments to keep internal staff current with the latest technologies and skills. This results in an increased dependence on outside consulting, outsourcing and contract technology services. This shortfall of professionals has resulted in skill shortages and higher costs, primarily in the newest technologies and high-end solutions sector of the market. This has contributed to an increased trend by companies to obtain outside consulting services, outsourcing and human resource solutions on a cost efficient basis.

Division Operations

The Information Technology division, which operates primarily under the modis brand name, accounted for 68.4% of the Company's fiscal 1998 revenues. Other specialty brand names in this division include: IT Link, Hunterskil Howard, Software Knowledge, Cope, Computer Action, Actium, Executive's Monitor, Inc. and Berger & Co. A full range of information technology services are provided through the Information Technology division's two business units, modis Solutions and modis Consulting (collectively 'modis'), targeting a wide range of industries, including banking and finance, manufacturing, public utilities, retail, state and local government, technology, telecommunication and transportation. As of December 31, 1998, the Information Technology division operated 112 offices.

modis Solutions' wide range of services includes IT planning and strategies, Enterprise Resource Planning ('ERP') software implementation, object oriented methodology, web-enabled services, life cycle development, data warehousing, process reengineering, mainframe to client-server transition, client-server application development, custom software application development, Year 2000 remediation and consulting, management consulting, systems integration, and other high-end IT practices.

modis Consulting provides staff augmentation for application development services and brings in needed technical and project management processes to help businesses achieve more predictable project execution and develop higher quality systems more efficiently and effectively. Application development teams include software application developers, system analysts, database analysts, software specialists, documentation specialists, project managers, systems administrators, and software engineers. Outsourcing of programming and maintainence of software applications and certain MIS functions are provided through both the Solutions and Consulting units.

Division Strategy

The Information Technology division pursues the following strategies in an attempt to grow market share and further improve operating results:

Leverage Recruiting Power: With a base of over 100 offices worldwide, modis employs over 1,000 professional technical recruiters. The resumes of nearly 1 million IT professionals are housed in the division's corporate databases. This recruiting power gives modis the ability to compete effectively for relatively scarce IT talent. To support the recruiting effort, modis offers benefit programs which include medical, dental and 401(k) plans. The division also recruits internationally and provides sponsorships for H-1B visas for qualified candidates.

Emphasis on Specialty Solutions: The Information Technology division focuses on specialized solutions such as ERP implementation, application development, process reengineering and data warehousing which generally offer greater gross margins than other IT services.

Cross-Selling Between Offices: The Information Technology division intends to generate greater volumes of high-end specialty solution services by utilizing its 100+ branches as a distribution channel for cross-selling. This positively affects the revenue growth and operating margins of branches through the marketing of high hourly bill rates, and high value services.

Upgrade Consultant Skills: The Information Technology division attempts to continually upgrade the skills and market value of its consultants by providing advanced specialty training through its IBT (internet based training) program in such areas as ERP software implementation, object oriented technologies and internet/intranet application development. This aids in consultant retention as well as increasing hourly bill rates.


The Company completed the following acquisitions in the Information Technology division for the year ended 1998:

                                                                                          (UNAUDITED)
                                                                                          FISCAL 1997
                                                                    ACQUISITION            REVENUES
                                                                        DATE             (IN MILLIONS)
                                                                    ----------------------------------
Technology Services Corporation                                         1/98                $  9.2
Actium, Inc. and affiliates                                             3/98                $ 63.7
Avalon, Ltd.                                                            5/98                $  2.3
Consulting Partners, Inc.                                               8/98                $  9.5
Cope Consulting, Ltd. and affiliates                                    9/98                $ 16.1
Software Knowledge, Ltd., and affiliates                               11/98                $ 31.8


PROFESSIONAL SERVICES DIVISION

Market Overview

The need for professional services, specifically legal, accounting, career management and consulting, scientific, and engineering / technical solutions, has increased rapidly in response to the continuing shift in the respective industries in which these professionals operate. The focus of large corporations has migrated to a more flexible professional workforce which employs personnel on a skill-specific or project-specific basis. This shift has increased the reliance upon business service partners to be able to recruit and provide solutions to these companies on a skill-specific or project-specific basis, or an economic basis. The trend toward outsourcing these services is expected to be long term in nature.

Division Operations

The Professional Services division, which accounted for 31.6% of the Company's fiscal 1998 revenues, provides consulting, outsourcing and human resource solutions for accounting, legal, engineering / technical, scientific and career management and consulting functions.


Accounting Unit

The Accounting unit, which operates primarily under the Accounting Principals brand name in the United States and under the Badenoch and Clark brand name throughout the United Kingdom, provides professionals and project solutions and support in finance/banking, data processing and accounting, including auditors, controllers/CFOs, CPAs, financial analysts, mortgage processors, loan processors, A/R and A/P clerks, and tax accountants. By providing these accounting and financial services, the Company offers customers a reliable and economic resource for financial professionals to address uncertain or uneven work loads caused by special projects or unforeseen emergencies. The Company entered the accounting services industry in 1995 through the acquisition of a small, regional accounting firm and has since increased the division to encompass 43 branches in the U.S. and the United Kingdom, as of December 31, 1998.

Legal Unit

The Legal unit, which operates primarily under the Special Counsel brand name, provides litigation support and consulting as well as human resource services and solutions to corporate legal departments and law firms. These services include the provision of project teams/individuals consisting of: attorneys, paralegals, legal secretaries, and law librarians to corporate legal departments and private law firms for litigation support, as well as project and document management, document imaging and coding, and trial presentation services. The Company primarily competes with a few large companies and many local firms as this market is highly fragmented. The Company entered the legal industry in 1995 through the acquisitions of Attorneys Per Diem, a Baltimore operation, (now Special Counsel) in 1995, and Special Counsel, Inc., a New York City operation. As of December 31, 1998, the legal unit has 30 branches operating primarily in the United States, with capability in the United Kingdom through its Badenoch and Clark brand.

Technical and Engineering Unit

The Technical and Engineering unit, collectively called ENTEGEE, provides drafters, designers and engineers in the mechanical and electrical engineering fields as well as personnel to the chemical, plastics and other industries. ENTEGEE also provides high level engineering and drafting services, including the outsourcing of specialized design services such as architectural design and drafting, tool designs and computer-aided design ('CAD') services. ENTEGEE's clients range from transportation, and aerospace to engineering firms, print circuit board manufacturers, and other domestic and international businesses. As of December 31, 1998, the technical and engineering unit operates 22 branches throughout the United States.

Scientific Unit

The Scientific unit, Scientific Staffing, provides trained and advanced-degreed scientists, laboratory technicians and support peronnel to companies in the pharmaceutical, chemical, biotechnical, environmental, health care and consumer products industries. As of December 31, 1998, the Scientific unit operates 24 branch offices throughout the United States.

Career Management and Consulting Unit

The Career Management and Consulting unit, Manchester, Inc. and Diversified Search, Inc. offers corporate outplacement services, including career counseling, resume development, skills assessment, interview and negotiating techniques, and employee guidance counseling. It also provides leadership development, career management consulting, retained executive search and other human resource services to the banking, financial services, healthcare, pharmaceutical, chemical and manufacturing industries. This unit started with the acquisition of Manchester Partners International, Inc. ('Manchester') in January 1997 and as of December 31, 1998 it operates through a network of 33 branch offices throughout the United States.

Division Strategy

The Professional Services Division pursues many strategies to grow market share and further improve operating results. Several of the more distinguishing strategies are as follows:

Staff Augmentation. The business units of the Professional Services Division each provide variable workforce solutions by providing intellectual capital to meet the changing needs of the clients. By establishing new relationships, forming strategic alliances and continually improving current client and consultant relationships management believes the traditional staff augmentation will continually be an integral component to its service mix.

Specialized Staffing and Specialty Solution Opportunities. Many of the Professional Service Divisions offices provide specialty solutions and staffing to its corporate clients beyond the traditional professional staff augmentation. Management believes it can leverage these practice specialties and client relationships within each business unit by offering specialized services and solutions to other existing and prospective clients. Examples include document and trial management services, leadership development, executive coaching and specialized computer aided design services.

Professional Development Opportunities. Enhancing the knowledge and skills of the consultants and employees of the Professional Services Division based on the needs of our clients will strengthen our overall relationship with clients, consultants, and employees. Generally, these strategies are intended to better serve our clients and strengthen our professionalism throughout each business unit which management believes will improve overall relationships and profitability by client and improve retention of consultants and employees.


The Company completed the following acquisitions in the Professional Services division for the year ended 1998:

                                                                                          (UNAUDITED)
                                                                                          FISCAL 1997
                                                                    ACQUISITION            REVENUES
                                                                        DATE             (IN MILLIONS)
                                                                    ----------------------------------
Millard Consulting, Inc.                                                5/98                $  4.2
Diversified Search, Inc.                                                6/98                $  5.6
Colvin Resources Group - Fort Worth, Inc.                               7/98                $  1.9
Accountants Express of San Diego, Inc.                                  8/98                $  1.5





BRANCH OFFICES

The Company delivers its services through a branch office network of 264 offices primarily throughout the United States, and to a lesser extent, Canada, United Kingdom, and certain parts of continental Europe. The following table shows the Company's branch offices as of the dates indicated (including offices of an acquired company only after such acquisition):

------------------------ ------------- ------------- ------------- -------------
Branch Offices:               1995          1996         1997          1998
------------------------ ------------- ------------- ------------- -------------
Information Technology           8            72          110           112
Professional Services           21            73          144           152
                               ---           ---          ---           ---
       Total                    29           145          254           264
------------------------ ------------- ------------- ------------- -------------



COMPETITION

The business services industry has grown rapidly in recent years as companies have utilized business service firms to provide value added solutions ranging from the outsourcing of non-core competencies to the recruitment of a flexible workforce able to provide a company with the unique skills it does not house internally. Modis believes that the increasing pressure that companies are experiencing to remain competitive and efficient will cause companies to focus their permanent internal staff around their core competencies while expanding their use of business service partners to provide strategic solutions to fulfill their other business needs. Modis also believes that the business services industry is highly fragmented, but is experiencing increasing consolidation largely in response to increased demand for companies to provide a wide range of comprehensive human resource solutions to regional and national accounts. A large percentage of business services firms are local operations with fewer than five offices. Within local markets, these firms actively compete with the Company for business, and in most of these markets no single company has a dominant share of the market. The Company also competes with larger full-service and specialized competitors in national, regional and local markets.

The principal national competitors of the Company's Information Technology division include Keane Inc., Computer Horizons Corporation, Metamor Worldwide, Inc., CIBER, Inc., Cambridge Technology Partners, Inc., Technology Services Corporation, Whittman-Hart, Inc., CAP Gemini, Inc., Sapient Corporation, Data Processing Resources Corporation and, to an extent, the consulting divisions of IBM and the 'Big Five' accounting firms. The principal national competitors of the Company's Professional Services division include Alternative Resources Corporation, On Assignment, Inc., the legal division of Kelly Services, Inc., The Olsten Corporation, CDI Corporation, Romac International, Inc., Acsys, Inc. and Robert Half International, Inc. The Company believes that the primary competitive factors in obtaining and retaining clients are an understanding of clients' specific job requirements, the ability to provide professional personnel in a timely manner, the monitoring of quality of job performance, and the price of services. The primary competitive factors in obtaining qualified candidates for professional employment assignments are wages, responsiveness to work schedules, continuing professional education opportunities, and number of hours of work available. Management believes that Modis is highly competitive in all of these areas.


FULL-TIME EMPLOYEES

At March 19, 1999, the Company employed approximately 16,500 professional and IT consultants, and approximately 3,000 corporate employees on a full-time equivalent basis. Approximately 200 of the employees work at corporate headquarters. Full-time employees are covered by life and disability insurance and receive health and other benefits.


GOVERNMENT REGULATIONS

Outside of the United States and Canada the personnel outsourcing segment of the Company's business is closely regulated. These regulations differ among countries but generally may regulate: (i) the relationship between the Company and its temporary employees; (ii) licensing and reporting requirements; and
(iii) types of operations permitted. Regulation within the United States does not materially impact the Company's operations.

SERVICE MARKS

The Company or its subsidiaries maintain a number of service marks and other intangible rights, including federally registered service marks for MODIS (and logo), ACCOUNTING PRINCIPALS (and logo), MANCHESTER, SCIENTIFIC STAFFING and SPECIAL COUNSEL for its services generally. The Company or its subsidiaries have applications pending before the Patent and Trademark Office for federal registration of the service marks for MODIS PROFESSIONAL SERVICES (and logo), MODIS SOLUTIONS (and logo), ENTEGEE, MANAGEMENT PRINCIPALS and THE EXPERTS (and logo). The Company plans to file affidavits of use and timely renewals, as appropriate, for these and other intangible rights it maintains. The Company also has applications with the appropriate authorities for the MODIS service mark in Canada, the United Kingdom and the European Union.

SALE OF COMMERCIAL AND HEALTH CARE DIVISIONS

On June 8, 1998, the Company's subsidiary, Strategix Solutions, Inc. ('Strategix') filed a registration statement with the Securities and Exchange Commission for its initial public offering and subsequent spin off (subject to certain conditions) of the Company's Commercial operations and its Teleservices division. Before the initial public offering was consummated, the Company sold its Commercial operations and its Teleservices division to Randstad U.S., L.P., a subsidiary of Randstad Holding nv, for approximately $850 million, prior to any purchase price adjustment, in cash. The sale was completed on September 27, 1998.

Effective March 30, 1998, the Company sold the operations and certain assets of its Health Care division for consideration of $8.0 million, consisting of $3.0 million in cash and $5.0 million in a note receivable due March 30, 2000 bearing interest at 2% in excess of the prime rate. In addition, the Company retained the accounts receivable of the Health Care division of approximately $28.2 million.

SEASONALITY

The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for the Company's services has historically been lower during the year-end holidays through February of the following year, showing gradual improvement over the remainder of the year.

ITEM 2.  PROPERTIES

The Company owns no material real property. It leases its corporate headquarters as well as all but one of its branch offices. The branch office leases generally run for three to five-year terms. The Company believes that its facilities are generally adequate for its needs and does not anticipate difficulty replacing such facilities or locating additional facilities, if needed.

ITEM 3.  LEGAL PROCEEDINGS

The Company, in the ordinary course of its business, is from time to time threatened with or named as a defendant in various lawsuits. The Company maintains insurance in such amounts and with such coverage and deductables as management believes are reasonable and prudent.

There is no pending litigation that the Company believes is likely to have a material adverse effect on the Company, its financial position or results of its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the twelve months ended December 31, 1998.




                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

The following table sets forth the reported high and low sales prices of the Company's Common Stock for the quarters indicated as reported on the New York Stock Exchange under the symbol "ASI" through September 30, 1998. Effective October 1, 1998, subsequent to the Company's sale of its commercial division, the Company changed its trading symbol and began trading on the New York Stock Exchange under "MPS".


FISCAL YEAR 1997                                                                          High                 Low

         First Quarter........................................................           $25.25              $16.13

         Second Quarter.......................................................            26.63               15.75

         Third Quarter........................................................            31.50               23.31

         Fourth Quarter.......................................................            31.88               21.75

FISCAL YEAR 1998

         First Quarter........................................................           $35.00              $22.00

         Second Quarter.......................................................            38.86               29.38

         Third Quarter........................................................            33.25               10.50

         Fourth Quarter.......................................................            18.63                9.94

In addition to the factors set forth below in 'FACTORS WHICH MAY IMPACT FUTURE RESULTS OF THE COMPANY' under 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS', the price of the Company's Common Stock is affected by fluctuations and volatility in the financial and equity markets generally and in the Company's industry sector in particular.

As of March 19, 1999, there were approximately 959 holders of record of the Company's Common Stock.

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

In March 1998, the Company issued 4,598,698 shares of Common Stock to the former shareholders of Actium, Inc. in exchange for 100% of the outstanding shares of Actium, Inc. In addition, in August 1998, the Company issued 874,815 shares of Common Stock to the former shareholders of Consulting Partners, Inc. in exchange for 100% of the outstanding shares of Consulting Partners, Inc. These issuances of securities were made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipients for investment and with no view toward the public resale or distribution of the securities without registration. There was not any public solicitation and the issued stock certificates bore restrictive legends. All of such shares were subsequently registered for sale by effective Registration Statements on Form S-3 in accordance with the terms governing the acquisition of Actium, Inc. and Consulting Partners, Inc.

On October 31, 1998, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's Common Stock pursuant to a share buyback program. On December 4, 1998, the Company's Board of Directors increased the authorized share buyback program by an additional $110.0 million, bringing the total authorized repurchase amount to $310.0 million. As of December 31, 1998, the Company had repurchased approximately 21,751,000 shares under the share buyback program. Subsequent to December 31, 1998, the Company completed the program during February 1999, with the repurchase of approximately 597,000 shares, bringing the total shares repurchased under the program to approximately 22,348,000 shares. All of these shares were retired upon purchase. See ' LIQUIDITY AND CAPITAL RESOURCES' for additional information.

SELECTED FINANCIAL DATA
                                                                   Fiscal Years Ended
                                       ------------------------------------------------------------------------------------
                                                   DEC. 31,        DEC. 31,        Dec. 31,       Dec. 31,       Jan. 1,
(in thousands, except per share amounts)             1998          1997 (1)        1996 (1)       1995 (1)       1995 (1)
- -------------------------------------------------------------------------------------------------------------------------
Statement of Income Data:
Revenue                                        $  1,702,113    $  1,164,124      $  580,016   $     90,489    $    36,312
Cost of Revenue                                   1,234,537         835,609         426,814         62,382         25,448
                                       ------------------------------------------------------------------------------------
Gross Profit                                        467,576         328,515         153,202         28,107         10,864
Operating expenses                                  301,656         211,727         107,512         15,121          7,298
Restructuring and impairment charges                 34,759               -               -              -              -
Merger related costs                                      -               -          14,446              -              -
                                       ------------------------------------------------------------------------------------
Operating income from continuing
   operations                                       131,161         116,788          31,244         12,986          3,566
Other income, (expense), net                        (13,975)        (14,615)         (2,974)        (1,465)           (42)
                                        ------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                              117,186         102,173          28,270         11,521          3,524
Provision for income taxes                           48,326          38,803          19,693          1,333            874
                                       ------------------------------------------------------------------------------------
Income from continuing operations                    68,860          63,370           8,577         10,188          2,650
Discontinued operations:
Income from discontinued operations,
   net of income taxes                               30,020          38,663          22,633         18,384         12,472
Gain on sale of discontinued operations,
   net of income taxes                              230,561               -               -              -              -
                                       ------------------------------------------------------------------------------------
Income before extraordinary loss                    329,441         102,033          31,210         28,572         15,122
Extraordinary loss on early
   extinguishment of debt, net of
   income tax benefit                                (5,610)              -               -              -         (1,403)
                                       ------------------------------------------------------------------------------------
Net income                                     $    323,831    $    102,033      $   31,210   $     28,572     $   13,719
                                       ====================================================================================
Pro forma provision for income taxes                      -               -          (3,642)         3,144          1,592
                                       ------------------------------------------------------------------------------------
Pro forma net income (2)                       $    323,831    $    102,033      $   34,852   $     25,428     $   12,127
                                       ====================================================================================
Basic income (loss) per common share:
   From continuing operations                  $       0.63    $       0.62      $     0.09   $       0.16     $     0.05
                                       ====================================================================================
   From discontinued operations                $       0.28    $       0.38      $     0.25   $       0.30     $     0.26
                                       ====================================================================================
   From gain on sale (4)                       $       2.12    $       0.00      $     0.00   $       0.00     $     0.00
                                       ====================================================================================
   From extraordinary item                     $      (0.05)   $       0.00      $     0.00   $       0.00     $    (0.03)
                                       ====================================================================================
   Basic net income per common share           $       2.98    $       1.00      $     0.34   $       0.46     $     0.28
                                       ====================================================================================
Diluted income (loss) per common share:
   From continuing operations                  $       0.61    $       0.59      $     0.09   $       0.16     $     0.05
                                       ====================================================================================
   From discontinued operations                $       0.26    $       0.34      $     0.24   $       0.27     $     0.24
                                       ====================================================================================
   From gain on sale (4)                       $       1.97    $       0.00      $     0.00   $       0.00     $     0.00
                                       ====================================================================================
   From extraordinary item                     $      (0.05)   $       0.00      $     0.00   $       0.00     $    (0.03)
                                       ====================================================================================
   Diluted net income per common share         $       2.79    $       0.93      $     0.33   $       0.43     $     0.26
                                       ====================================================================================
Pro forma basic income (loss) per
   common share:
   From continuing operations                  $       0.63    $       0.62      $     0.13   $       0.11     $     0.02
                                       ====================================================================================
   From discontinued operations                $       0.28    $       0.38      $     0.25   $       0.30     $     0.26
                                       ====================================================================================
   From gain on sale (4)                       $       2.12    $       0.00      $     0.00   $       0.00     $     0.00
                                       ====================================================================================
   From extraordinary item                     $      (0.05)   $       0.00      $     0.00   $       0.00     $    (0.03)
                                       ====================================================================================
   Pro forma basic net income per
     common share                              $       2.98    $       1.00      $     0.38   $       0.41     $     0.25
                                       ====================================================================================
Pro forma diluted income (loss) per
     common share:
   From continuing operations                  $       0.61    $       0.59      $     0.13   $       0.11     $     0.02
                                       ====================================================================================
   From discontinued operations                $       0.26    $       0.34      $     0.24   $       0.27     $     0.24
                                       ====================================================================================
   From gain on sale (4)                       $       1.97    $       0.00      $     0.00   $       0.00     $     0.00
                                       ====================================================================================
   From extraordinary item                     $      (0.05)   $       0.00      $     0.00   $       0.00     $    (0.03)
                                       ====================================================================================
   Pro forma diluted net income per
     common share                              $       2.79    $       0.93      $     0.37   $       0.38     $     0.23
                                       ====================================================================================





                                                                   Fiscal Years Ended
                                       ------------------------------------------------------------------------------------
                                                    DEC. 31,         DEC. 31,       Dec. 31,       Dec. 31,        Jan. 1,
(in thousands, except per share amounts)            1998             1997 (1)       1996 (1)       1995 (1)       1995 (1)
- -------------------------------------------------------------------------------------------------------------------------
Basic average common shares
   outstanding                                      108,518          101,914         90,582         62,415         48,132
Diluted average common                 ====================================================================================
   shares outstanding (3)                           116,882          113,109         95,317         69,328         51,919
                                       ====================================================================================
Division Revenue Data:
Information Technology                        $   1,164,140     $    780,634     $  400,408     $   61,424      $  17,600
Professional Services                               537,973          383,490        179,608         29,065         18,712
                                       ------------------------------------------------------------------------------------
Total revenue                                 $   1,702,113     $  1,164,124     $  580,016     $   90,489      $  36,312
                                       ====================================================================================

                                                                          As of
                                       ------------------------------------------------------------------------------------
                                                    DEC. 31,          DEC. 31,     Dec. 31,         Dec. 31,       Jan. 1,
                                                     1998             1997 (1)     1996 (1)         1995 (1)      1995 (1)
                                       ====================================================================================
Balance Sheet data:
Working capital                                $      16,138     $    481,362   $  397,699     $    240,252   $   110,204
Total assets                                       1,571,881        1,402,626      840,469          303,801       110,578
Long term debt                                        15,525          434,035      103,369           93,339        28,186
Stockholders' equity                               1,070,110          812,842      669,779          195,085        92,142

(1) Includes the financial information of the Company for the respective years noted above restated to account for any material business combinations accounted for under the pooling-of-interests method of accounting.
(2) Pro forma net income is the Company's historical net income less the approximate federal and state income taxes that would have been incurred, if the companies with which the Company merged had been subject to tax as a C Corporation.
(3) Diluted average common shares outstanding have been computed using the treasury stock method and the as-if converted method for convertible securities which includes dilutive common stock equivalents as if outstanding during the respective periods.
(4) Gain on sale relates to the gain on the sale of the net assets of the Company's discontinued operations. See Note 16 to the Consolidated Financial Statements for a further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 1998, the Company sold its assets that were unrelated to its Information Technology and Professional Services divisions. Effective March 30, 1998, the Company sold the Health Care division for consideration of $8.0 million, consisting of $3.0 million in cash and $5.0 million in a note receivable due March 30, 2000 bearing interest at 2% in excess of the prime rate. In addition, the Company retained the accounts receivable of the Health Care division of approximately $28.2 million. On September 27, 1998, the Company sold its Commercial operations and its Teleservices division for $850 million, prior to any purchase price adjustments, in cash.

As a result of these transactions, the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been reclassified to report the results of operations of its Commercial, Teleservices and Health Care divisions as discontinued operations for all periods presented.

The following detailed analysis of operations should be read in conjunction with the 1998 Financial Statements and related notes included elsewhere in this Form 10-K.

FISCAL 1998 COMPARED TO FISCAL 1997

Results from continuing operations

Revenue. Revenue increased $538.0 million, or 46.2%, to $1,702.1 million in fiscal 1998 from $1,164.1 million in fiscal 1997. The increase was attributable by division to: Information Technology, $383.5 million or an increase of 49.1% and Professional Services, $154.5 million or an increase of 40.3%. The increases in the Information Technology and Professional Services divisions were due to both internal growth and, more significantly, to the revenues of acquired companies. The revenue for the Company's Information Technology division is obtained through the modis Solutions and modis Consulting business units. modis Solutions provided approximately 30.3% and 17.6% of the division's revenue for the years ended 1998 and 1997, as compared to 69.7% and 82.4% which was provided by the division's modis Consulting unit during the same respective periods. The Company plans to continue to expand the percentage of revenue contributed through its modis Solutions unit as it expands that unit's offerings throughout the offices of the modis Consulting unit through various cross-selling efforts.

During 1998, the Company solidified the information technology division's management structure. The Company integrated substantially all of its acquired companies from a managerial perspective, including 'next generation' leadership. In conjunction with this integration, the Company has been able to consolidate its marketing efforts and promote the modis brand name on a national level, as the majority of its services are now offered under the modis brand name. For example, a major advertising campaign was launched to increase brand awareness to customers and recruits through print ads and airport billboards. The Company believes the managerial integration and unified national marketing plan will provide the Company with a platform to increase sales. The strong progress in our integration efforts in 1998 were somewhat attributable to the Company satisfying all of its domestic contingent earn-out obligations by the end of 1998. The Company will continue to integrate the back office operations of this division in conjunction with the Company's Restructuring Plan.

In an effort to increase revenue and gross margin percentages, the Company has rolled out a new incentive based compensation plan throughout the Modis Consulting unit. The Company believes this plan will better motivate its employees to stimulate revenue growth and provide an incentive to increase gross margin percentages.

Management has observed a current trend in the industry which may possibly enhance the effectiveness of its strategy. This trend involves the movement of large users of IT services to larger, national and international providers of IT services. The Company has seen a trend among large national and international customers towards scaled back, preferred vendor lists for supplying IT services. The Company believes it is well positioned as one of the companies which can successfully offer services to these customers and achieve selection as a preferred provider. Approximately 2.7% of the IT division's total revenue, are derived from two United Kingdom customers. If these or other customers reduce spending on IT services or exclude the Company from their vendor lists, then the fiscal 1999 IT division revenues may experience a decrease if the revenue associated with such customers cannot be replaced.

Another trend in the industry that may limit the Company's operating strategy has been articulated by some industry analysts. These industry analysts have speculated that non Year 2000 related IT spending may be negatively effected in the third and fourth quarter of fiscal 1999. This theory speculates, among other things, that customers will focus their efforts in the third and fourth quarters of fiscal 1999 on testing and implementing legacy systems which have undergone Year 2000 remediation. The theory further speculates that this focus will result in a curtailment of spending on such IT services as ERP implementation and custom software development during 1999. As the Company's modis Solutions unit provides ERP implementation and custom software development services, if spending is curtailed , the Company may possibly experience some weakness in its ERP practice.

The Company's Professional Services division consists of the accounting, legal, engineering / technical, career management and consulting and scientific units which contributed 33.5%, 17.1%, 34.1%, 9.0% and 6.3%, respectively, of the Professional Services division's revenues by group during 1998 as compared to 24.3%, 20.3%, 39.1% 9.6% and 6.7%, respectively, during 1997. The shift in the Professional Services division's revenues towards the Accounting unit is primarily the result of the acquisition of a large, international provider of accounting services during June 1997. This resulted in approximately six months of post acquisition revenue in fiscal 1997 results versus twelve months during fiscal 1998. Included in the 1998 revenues of the Professional Services division are revenues derived from a project in the Company's Legal unit and with a certain customer. The revenues from this project amounted to approximately $16.1 million, or 3.0% of the division's total revenue. This project is scheduled to curtail significantly or be completed during the early part of fiscal 1999, and there is no guarantee that a replacement for that source of revenue will be found. Projects of this nature occur from time to time within the Professional Services division. However, management believes it is well positioned to increase revenue through its existing sales force and makes a concerted effort to redeploy consultants after such projects end if possible.

During 1999, the Company created and filled the position of President and COO of the Professional Services division. This position will be responsible for the operations of all business units of the Professional Services division. The Company believes this position will create inertia to improve the platform for better operational results throughout the entire professional services division.

Gross Profit. Gross profit increased $139.1 million, or 42.3%, to $467.6 million in fiscal 1998 from $328.5 million in fiscal 1997. Gross margin decreased to 27.5% in fiscal 1998 from 28.2% in fiscal 1997. The gross margin in the IT division decreased from 26.8% to 25.9%. The overall decrease in the IT division's gross margin was due to a number of factors, including: (1) the increased percentage of the Information Technology division's revenues generated by the U.K. operations, which generally contribute a lower gross margin percentage; (2) in certain cases, the inability of the Company to time increases in bill rates with increases in pay rates (3) higher benefits costs including mathcing 401(k) plan and holiday and vacation pay; (4) inability to use more salaried versus hourly consultants; and (5) the overall decrease in gross margin percentages in the information technology services industry as a whole. This industry decrease may be attributed to the aforementioned trend by large users of IT services toward scaled back preferred vendor lists. The aim of such vendor list reductions is to push greater services revenue through fewer providers with the tradeoff being lower gross margin percentages to the providers. If in the future a greater portion of the Company's revenues are generated through preferred vendor contracts, it is possible that this may result in a decrease in gross margin percentages, although gross margin dollars may increase. The decrease in gross margin percentages in the information technology services industry may also be attributed to a continued shortage of skilled IT workers worldwide. The current shortage of skilled IT workers creates an upward pressure on pay rates for such workers. If the Company must continue to pay higher wages to attract and retain skilled workers and is not able to completely pass this increase through to its customers, this may result in somewhat depressed gross margin percentages. The gross margin in the Professional Services division decreased to 30.8% in fiscal 1998 from 31.1% in fiscal 1997. The overall decrease in the Professional Services gross margin was due primarily to an increased percentage of revenues from the United Kingdom, increased salary pressures due to a continued shortage of skilled workers, higher benefits costs including a matching 401(k) plan and holiday and vacation pay, and increased competition within the segment including downward pricing pressure from competitors.

Operating Expenses. Operating expenses increased $124.7 million, or 58.9%, to $336.4 million in fiscal 1998 from $211.7 million in fiscal 1997. Included in operating expenses in fiscal 1998 are $34.8 million in restructuring and impairment charges associated with the Company's Integration and Strategic Repositioning Plan (the 'Restructuring Plan'). Operating expenses before these non-recurring costs as a percentage of revenue decreased to 17.7% in fiscal 1998, from 18.2% in fiscal 1997. The decrease was due to the Company's ability to spread its expenses over a larger revenue base. The Company's general and administrative ("G&A") expenses before the non-recurring charges increased $75.3 million or 39.8% to $264.6 million in fiscal 1998 from $189.3 million in fiscal 1997. The increase in G&A expenses was primarily related to: the effects of acquisitions made by the Company, internal growth of the operating companies post-acquisition, investments made to improve infrastructure and to develop technical practices and increased expenses at the corporate level to support the growth of the Company including sales, marketing and brand recognition. Included in G&A expenses during both 1998 and 1997 are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to the Year 2000 as it relates to the Company's business, operations, customers and vendors. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future. See 'OTHER MATTERS - Year 2000 Compliance' below.

Restructuring and impairment charge. In December 1998, the Company's Board of Directors approved a restructuring plan to strengthen overall profitability of the Company by implementing a back office integration program and branch repositioning plan in an effort to consolidate or close branches whose financial performance does not meet the Company's expectations. The Company recorded a restructuring and impairment charge of $34.8 million in relation to the Restructuring Plan. The restructuring component of the $34.8 million charge is based, in part, on the evaluation of objective evidence of probable obligations to be incurred by the Company or of specifically identified assets.

The Company, formerly AccuStaff Incorporated, was formed in 1992 and grew over the next 6 1/2 years through both acquisitions and internal growth. Prior to the disposition of the Commercial operations and the Teleservices and Health Care divisions in 1998, the Company was largely organized and structured from an administrative, operations and systems capabilities standpoint as a commercial staffing business. The Restructuring Plan focuses on meeting the needs of an information technology and professional services company and is designed to result in a back office environment tailored to serve these businesses. Upon completion of the Restructuring Plan, certain back office operations will be centralized at the Company's headquarters and possibly one additional location, and certain positions which were necessary under the previous organizational and operational structure will be eliminated.

The Restructuring Plan calls for the consolidation or closing of 23 Professional Services division branches, certain organizational improvements and the consolidation of 15 back office operations. This restructuring, which will result in the elimination of approximately 290 positions, will be completed over a 12- to 18-month period. The reduction in annualized revenue and operating losses from the consolidation or closing of the 23 Professional Services branches is estimated to be $12.0 million and $4.9 million, respectively. In addition, the Company estimates an annual operating cost reduction of $10.1 million as a result of the consolidation of the back office operations. The Company expects to begin to realize the benefits of the cost reductions in the third quarter of 1999 and realize the majority of the annualized benefits in fiscal 2000.

The major components of the restructuring and impairment plan include:(1) costs to recognize severance and related benefits for the approximately 290 employees to be terminated of $7.5 million. The severance and related benefit accruals are based on the Company's severance plan and other contractual termination provisions. These accruals include amounts to be paid to employees upon termination of employment. Prior to December 31, 1998, management had approved and committed the Company to a plan that involved the involuntary termination of certain employees. The benefit arrangements associated with this plan were communicated to all employees in December 1998. The plan specifically identified the number of employees to be terminated and their job classifications, (2) costs to write down certain furniture, fixtures and computer equipment to net realizable value at branches not performing up to the Company's expectations of $2.5 million,(3) costs to write down goodwill associated with the acquisition of Legal Information Technology, Inc. which was acquired in January, 1996, calculated in accordance with SFAS 121 as described in Note 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies - Goodwill of $9.9 million, (4) costs to terminate leases and other exit and shutdown costs associated with the consolidated or closed branches and back-office operations, including closing the facilities of $8.0 million, and
(5) costs to adjust accounts receivable due to the expected increase in bad debts which results directly from the termination of employees which causes a change in client relationships which results when severed branch and back-office administrative employees, who have the knowledge to effectively pursue collections are terminated of $6.8 million. These costs were based upon management's best estimates based upon available information.

Since payments pursuant to the Restructuring Plan will not commence until fiscal 1999, there were no charges recognized by the Company against the restructuring reserve as of December 31, 1998, at which time the total restructuring reserve amount of $24.8 million (which does not include the $9.9 million goodwill impairment charge which was recorded against goodwill in the fouth quarter of fiscal 1999) was included in accounts payable and accrued liabilities Since payments pursuant to the Restructuring Plan will not commence until fiscal 1999.

Income from Operations. Income from operations increased $14.4 million, or 12.3%, to $131.2 million in fiscal 1998 from $116.8 million in fiscal 1997. Income from operations before non-recurring integration and impairment charges increased $49.2 million, or 42.1%, to $166.0 million in fiscal 1998 from $116.8 million in fiscal 1997. Income from operations before non-recurring integration and impairment costs as a percentage of revenue decreased to 9.7% in fiscal 1998 from 10.0% in fiscal 1997.

Other Income (Expense). Interest expense increased $9.1 million, or 56.9%, to $25.1 million in fiscal 1998 from $16.0 million in fiscal 1997. The increase in interest expense resulted from the utilization of the Company's credit facility. The increase in interest expense was partially offset by interest and other income of $11.1 from primarily four sources: (1) the sale of the Company's Commercial and teleservices divisions and the resultant net cash proceeds of approximately $373.0 million (net of $477.0 million used to pay off and terminate the Company's then existing credit facility) which earned interest income from October 1, 1998 through December 31, 1998; (2) the resulting interest expense savings from October 1, 1998 through December 31, 1998 from paying off the existing credit facility (the new facility did not have a balance as of December 31, 1998); (3) investment income from certain investments owned by the Company; and (4) interest income earned from cash on hand at certain subsidiaries of the Company.

Income Taxes. The Company's effective tax rate was 41.2% in fiscal 1998 compared to 38.0% in fiscal 1997. The increase in the effective tax rate was due to the increase in taxable income which resulted from the recording of approximately $9.9 million in non-deductible goodwill impairment charges (included in the restructuring and impairment charge discussed above and in Note 12 to the Consolidated Financial Statements included elsewhere herein) during fiscal 1998. Absent these impairment charges, the Company's effective tax rate would have remained constant at 38.0% for fiscal 1998 compared to fiscal 1997. Due to the increase in certain non-deductible expense items, the majority of which is non-deductible goodwill amortization resulting from tax-free mergers accounted for under the purchase method of accounting, the Company's effective tax rate will increase in fiscal 1999.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $5.5 million, or 8.7%, to $68.9 million in 1998 from $63.4 million in fiscal 1997. Income from continuing operations as a percentage of revenue decreased to 4.0% in fiscal 1998 from 5.4% in fiscal 1997, due primarily to the decrease in income attributable to the recording of the integration and impairment charge, and the increase in the effective income tax rate due to the non-deductible goodwill impairment charge. Exclusive of these non-recurring costs, income from continuing operations during 1998 would have increased $30.7 million to $94.1 million, increasing income from continuing operations as a percentage of revenue to 5.5%.

Results from discontinued operations

Income from discontinued operations, after income taxes, totaled $30.0 million for fiscal 1998, a decrease of 22.5%, compared to $38.7 million for fiscal 1997. Reported revenues from discontinued operations were $919.4 million for fiscal 1998 versus $1,260.7 million for fiscal 1997. Operating income for the discontinued operations was $54.3 million for fiscal 1998 versus $69.8 million during fiscal 1997. Results of discontinued operations include allocations of consolidated interest expense totaling $4.2 million and $4.4 million for fiscal 1998 and 1997, respectively. The allocations were based on the historic funding needs of the discontinued operations, including: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs. Due to the sale of the Commercial operations and Teleservices division on September 27, 1998, and the sale of the Health Care division on March 30, 1998, fiscal 1998 operations include operations for only nine months of the Commercial operations and Teleservices division and only three months of the Health Care division, compared to twelve months in 1997.

Extraordinary item

During the fourth quarter of fiscal 1998, the Company recognized an extraordinary after-tax charge of $5.6 million as a result of the Company's early retirement of $16.5 million of 7% Convertible Senior Notes Due 2002, which could have been converted into 1,449,780 shares of the Company's Common Stock, and the termination of the Company's existing credit facility immediately subsequent to the sale of the Company's Commercial operations and Teleservices division. The Company paid a premium of $7.1 million on the early extinguishment of the Senior Convertible Notes and wrote off $0.37 million of related unamortized debt issuance costs. Additionally, the Company wrote off $1.6 million of unamortized debt financing costs related to the termination of the credit facility. See Note 4 to the Consolidated Financial Statements for further information on these transactions.

FISCAL 1997 COMPARED TO FISCAL 1996

Results from continuing operations

Revenue. Revenue increased $584.1 million, or 100.7%, to $1,164.1 million in fiscal 1997 from $580.0 million in fiscal 1996. The increase was attributable by division to: Information Technology, $380.2 million or an increase of 95.0% and Professional Services, $203.9 million or an increase of 113.5%. The increases in the Information Technology and Professional Services divisions were due to both internal growth and, more significantly, to the revenues of acquired companies. The revenue for the Company's Information Technology division is obtained through the modis Solutions and modis Consulting business units. modis Solutions provided approximately 17.6% and 18.4% of the division's revenue for the years ended 1997 and 1996 as compared to 82.4% and 81.6% which was provided by the division's modis Consulting unit during the same respective periods. The Company's Professional Services division consists of the accounting, legal, engineering/technical, career management and consulting and scientific groups which contributed 24.3%, 20.3%, 39.1%, 9.6% and 6.7%, respectively, of the Professional Services division's revenues by group during 1997 as compared to 8.8%, 15.1%, 74.0%, 0.0% and 2.1%, respectively, during 1996. The mix shift among the units within the Professioanl Services division was primarily due to the timing of acquisitions during fiscal 1996 and 1997.

Gross Profit. Gross profit increased $175.3 million, or 114.4%, to $328.5 million in fiscal 1997 from $153.2 million in fiscal 1996. Gross margin increased to 28.2% in fiscal 1997 from 26.4% in fiscal 1996. The gross margin in the IT division remained relatively constant in 1997 at 26.8% compared with 26.9% in fiscal 1996. The gross margin in the Professional division increased to 31.1% in fiscal 1997 compared to 25.2% in fiscal 1996. The increase in the Professional Services division's gross margin was due primarily to the substantial increase in revenue contribution by the divisions higher margin accounting, legal and career management and consulting units.

Operating Expenses. Operating expenses increased $89.8 million, or 73.6%, to $211.7 million in fiscal 1997 from $122.0 million in fiscal 1996. Included in operating expenses in fiscal 1996 is $14.4 million in merger related expenses associated with the merger of the Company with Career Horizons, Inc. Operating expenses before merger related costs as a percentage of revenue decreased to 18.2% in fiscal 1997, from 18.5% in fiscal 1996. The decrease was due to the Company's ability to spread its expenses over a larger revenue base. The Company's G&A expenses increased $92.1 million or 94.8% to $189.3 million in fiscal 1997 from $97.2 million in fiscal 1996. The increase in G&A expenses was primarily related to: the effects of acquisitions made by the Company, internal growth of the operating companies post-acquisition, investments made to improve infrastructure and to develop technical practices and higher expenses at the corporate level to support the growth of the Company. Included in G&A expenses during 1997 are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to the Year 2000 as it relates to the Company's business, operations, customers and vendors. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future. See 'OTHER MATTERS - Year 2000 Compliance' below.

Income from Operations. As a result of the foregoing, income from operations increased $85.5 million, or 273.8%, to $116.8 million in fiscal 1997 from $31.2 million in fiscal 1996. Income from operations before non-recurring merger related costs increased $71.1 million, or 155.6%, to $116.8 million in fiscal 1997 from $45.7 million in fiscal 1996. Income from operations before non-recurring merger related costs as a percentage of revenue increased to 10.0% in fiscal 1997 from 7.9% in fiscal 1996.

Interest Expense. Interest expense increased $9.2 million, or 135.3%, to $16.0 million in fiscal 1997 from $6.8 million in fiscal 1996. The increase in interest expense resulted from use of the Company's credit facility. The borrowings from the Company's credit facility were primarily used for the purchases of businesses.

Income Taxes. The Company's effective tax rate was 38.0% in fiscal 1997 compared to 56.7%, including the effect of the pro forma tax provision, in fiscal 1996. The decrease in the effective tax rate was due to the higher level of taxable income in 1996 as a result of the non-deductible, non-recurring merger related costs in connection with the acquisitions of The McKinley Group, Inc., HJM Consulting, Inc. and Career Horizons, Inc. during 1996.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $54.8 million, or 637.2%, to $63.4 million in 1997 from $8.6 million in fiscal 1996. Income from continuing operations as a percentage of revenue increased to 5.4% in fiscal 1997 from 1.5% in fiscal 1996, due primarily to the reduction of merger related costs during 1997 and the acquisition of cash-basis S-corporations accounted for under the pooling of interests method of accounting, which required a one-time increase to the current period income tax provision during 1996. Exclusive of these costs, income from continuing operations during 1996 would have increased $10.8 million to $19.4 million, increasing pro forma net income as a percentage of revenue to 3.3%.

Results from discontinued operations

Income from discontinued operations, after income taxes, increased $16.1 million, or 71.2%, to $38.7 million for fiscal 1997 versus $22.6 million for fiscal 1996. Reported revenues from discontinued operations were $1,260.7 million for fiscal 1997 versus $1,031.4 million for fiscal 1996. Operating income for the discontinued operations was $69.8 million for fiscal 1997 versus $42.1 million during fiscal 1996. Results of discontinued operations include allocations of consolidated interest expense totaling $4.4 million and $0.4 million for fiscal 1997 and 1996, respectively. The allocations were based on the historic funding needs of the discontinued operations, including: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have principally related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt, issuances of Common Stock and internally generated funds. The Company's operating cash flows and working capital requirements are affected significantly by the timing of payroll and by the receipt of payment from the customer. Generally, the Company pays its Information Technology and Professional Services consultants semi-monthly, and receives payments from customers within 30 to 80 days from the date of invoice.

Exclusive of the net assets of discontinued operations, the Company had working capital of $16.1 million and $115.3 million as of December 31, 1998 and 1997, respectively. Included in current liabilities during fiscal 1998 and 1997 were amounts related to earn-out payments due to the former owners of acquired companies. These amounts were paid in the first quarter of fiscal 1999 and 1998, respectively, and capitalized to the goodwill balances related to the respective acquired companies. The Company had cash and cash equivalents of $105.8 million and $23.9 million as of December 31, 1998 and 1997, respectively. The principal reason for the decrease in the Company's working capital is that the Company has recognized a $175.0 million current tax liability as of December 31, 1998 relating to the sale of its Commercial operations and Teleservices division. The majority of the proceeds from the sale have been used to pay down long-term debt under its credit facility (which did not have a balance as of December 31, 1998) and to repurchase the Company's Common Stock. For the year ended December 31, 1998, the Company generated $88.9 million of cash flow from operations. For the year ended December 31, 1997, the Company generated $39.0 million of cash flow from operations. For the year ended December 31, 1996, the Company generated $6.0 million of cash flow from operations. The large increase in cash flows from operations during fiscal 1998 versus fiscal 1997 is mainly due to the cash flow provided from acquired companies. The majority of the Company's acquisitions occurred throughout the year ended December 31, 1997. Due to the timing of the acquisitions, the cash flow from operations has increased substantially through the year ended December 31, 1998.

For the year ended December 31, 1998, the Company generated $645.0 million of cash flow from investing activities, as a result of net proceeds received in the year ended December 31, 1998 from the Company's sale of its Commercial operations and Teleservices division, of $840.9 million. The balance of $195.9 million relates to cash the Company used for acquisitions of $157.1 million, for capital expenditures of $22.9 million, and advances related to the sale of its Healthcare division of $15.9 million.

The Company will make payments of approximately $38.0 million in the first quarter of 1999 related to the net worth adjustment and certain transaction expenses associated with the sale of its Commercial operations and Teleservices division. In addition, during the first quarter of fiscal 1999, the Company will make tax payments of approximately $175.0 million related to the gain on the sale of these businesses. In addition, the Company is subject to claims for indemnification arising from the sales of its Commercial operations and Teleservices division and its Health Care division in 1998. For the year ended December 31, 1998, the Company did not pay any indemnification claims. Although the Company has received certain claims for indemnification or notices of possible claims pursuant to such obligations, the Company believes that it has meritorious defenses against such claims and does not believe that such claims, if successful, would have a material adverse effect on the Company's financial condition or results of operations.

In connection with the Company's sale of its Health Care operations, the Company entered into an agreement with the purchaser of the Health Care operations whereby the Company agreed to make advances to the purchaser to fund its working capital requirements. Any amounts extended are collateralized by the accounts receivable and certain other assets of the related health care operations. Any advances made under this agreement accrue interest at 10% per year. As of December 31, 1998, the Company had advanced approximately $15.9 million under this agreement.

For the years ended December 31, 1997 and 1996, the Company used $365.9 million and $275.3 million, respectively, for investing activities, of which $357.8 million, and $306.0 million, respectively, were used for acquisitions and $8.1 million, and $7.3 million, respectively, were used for capital expenditures. The Company made thirteen, twenty and thirty-one acquisitions in each of the years ended December 31, 1998, 1997 and 1996, respectively.

For the year ended December 31, 1998, the Company used $658.6 million for financing activities of which $309.7 million was used to repurchase the Company's Common Stock, $349.5 million which represents net repayments on borrowings from the Company's credit facility and notes issued in connection with the acquisition of certain companies, $23.6 million related to the repurchase of the Company's 7% Convertible Senior Notes Due 2002, and $24.2 million related to the proceeds from stock options exercised. The repayments were mainly funded from the sale of the Company's Commercial operations and Teleservices division.

On October 31, 1998, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's Common Stock pursuant to a share buyback program. On December 4, 1998, the Company's Board of Directors increased the authorized share buyback program by an additional $110.0 million, bringing the total authorized repurchase amount to $310.0 million. As of December 31, 1998, the Company had repurchased approximately 21,751,000 shares under the share buyback program. Included in the shares repurchased as of December 31, 1998 were approximately 6,150,000 shares repurchased under an accelerated stock acquisition plan ("ASAP"). The Company entered into the ASAP with a certain brokerage firm which agreed to sell to the Company shares of its Common Stock at a certain cost. The brokerage firm borrowed these shares from its customers and was required to enter into market transactions, subject to Company approval, and purchase shares of Company Common Stock to return to its customers. The Company, pursuant to the ASAP, agreed to compensate the brokerage firm for any increases in the Company's stock price that would cause the brokerage firm to pay an amount to purchase the stock over the ASAP price. Conversely, the Company would receive a refund in the purchase price if the Company's stock price fell below the ASAP price. Subsequent to December 31, 1998, the Company used refunded proceeds from the ASAP to complete the program during January and February 1999, with the repurchase of approximately 597,000 shares, bringing the total shares repurchased under the program to approximately 22,348,000 shares. All of these shares were retired upon purchase.

For the years ended December 31, 1997 and 1996, the Company generated $335.8 million and $405.1 million, respectively, of cash flow from financing activities. During fiscal 1997, this amount primarily represented net borrowings from the Company's credit facility, which were used primarily to fund acquisitions. During fiscal 1996, the Company generated the majority of its cash flows from financing activities through the public sale of Company Common Stock.

The Company is also obligated under various acquisition agreements to make earn-out payments to former stockholders of acquired companies over the next four years. The Company estimates that the amount of these payments will total $82.6 million, $26.2 million, $10.1 million and $2.9 million annually, for the next four years. Included in the balance sheet in line item "Accounts payable and accrued expenses" is $65.2 million related to estimated earnout payments that were determinable at December 31, 1998. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund these payments.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $15.0 million. The Company anticipates recurring expenditures in future years to be approximately $10.0 million per year.

The Company believes that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Indebtedness of the Company

Prior to the sale of the Company's Commercial operations and Teleservices division, the Company had a $500 million credit facility which was syndicated to a group of 20 banks, with NationsBank, N.A. as principal agent. Immediately subsequent to the sale of the Company's Commercial operations and Teleservices division, that facility was completely repaid and terminated. In connection with this termination, the Company wrote off unamortized debt issuance costs of $1.63 million.

On October 30, 1998, the Company entered into a new $500 million revolving credit facility which is syndicated to a group of 13 banks with NationsBank, N.A. as the principal agent. The facility expires on October 21, 2003. Outstanding amounts under the credit facility will bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by the material subsidiaries of the Company. In addition, approval is required by the majority of the lenders when the cash consideration of an individual acquisition exceeds 10% of consolidated stockholders' equity of the Company.

As of March 19, 1999, the Company had a balance of approximately $150.0 million outstanding under the credit facility. The Company also had outstanding letters of credit in the amount of $7.8 million, reducing the amount of funds available under the credit facility to approximately $342.2 million as of March 19, 1999.

On October 16, 1995, Career Horizons, Inc., issued $86.25 million of 7% Convertible Senior Notes Due 2002 which were assumed by the Company pursuant to the merger with Career Horizons, Inc. Interest on the Notes were paid semiannually on May 1 and November 1 of each year. The Notes were convertible at the option of the holder thereof, unless previously redeemed, into shares of Common Stock of the Company at a conversion price of $11.35 per share. The Notes were redeemable, in whole or in part, at the option of the Company, at any time on or after November 1, 1998, at stated redemption prices, together with accrued interest. The Company called the Notes on October 1, 1998, to be either redeemed or converted as of November 1, 1998. Prior to November 1, 1998, $16.45 million of Notes were redeemed by the Company, at a premium of $7.13 million, and $69.80 million were converted into shares of Common Stock of the Company. Additionally, the Company wrote off unamortized debt issuance costs of approximately $.37 million associated with the redemption and increased paid-in-capital by $1.5 million for unamortized debt issuance costs associated with the conversion.

The Company has certain notes payable to shareholders of acquired companies which bear interest at rates ranging from 5.0% to 8.0% and have repayment terms from January 1999 to November 2004. As of December 31, 1998, the Company owed approximately $31.5 million in such acquisition indebtedness.

INFLATION

The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements. Generally, throughout the periods discussed above, the increases in revenue have resulted primarily from higher volumes, rather than price increases.

RECENT ACCOUNTING PRONOUNCEMENTS

During 1998, the American Institute of Certified Public Accountants' Executive Committee issued Statement of Position Number 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management believes that the Company is substantially in compliance with this pronouncement and that the implementation of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Implementation is planned for fiscal 1999.

During 1998, the American Institute of Certified Public Accountants' Executive Committee issued Statement of Position Number 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Management does not believe that its adoption will have a material effect on the Company's consolidated financial position or results of operations. Implementation is planned for fiscal 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. We have not yet quantified the impacts of adopting SFAS No. 133 on our financial statements; however, SFAS No. 133 could increase the volatility of reported earnings and other comprehensive income once adopted.

OTHER MATTERS

Year 2000 Compliance

The following disclosure is a Year 2000 Readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

During 1997 the Company began projects to address potential problems within the Company's operations which could result from the century change in the Year 2000. In 1998, the Company created a Year 2000 Project Office to oversee Year 2000 related projects and to address potential problems within the Company's operations, which could result from the century change in the Year 2000. The Project Office reports to the Company's Board of Directors and is staffed primarily with representatives of the Company's Information Systems Department, and has access to key associates in all areas of the Company's operations. The Project Office also uses outside consultants on an as-needed basis.

A four-phase approach has been utilized to address the Year 2000 issues: (1) an inventory phase to identify all computer-based systems and applications
(including embedded systems) which might not be Year 2000 compliant; (2) an assessment phase to determine what revisions or replacements would be necessary to achieve Year 2000 compliance and identification of remediation priorities which would best serve the Company's business interests; (3) a conversion phase to implement the actions necessary to achieve compliance and to conduct the tests necessary to verify that the systems are operational; and (4) an implementation phase to transition the compliant systems into the everyday operations of the Company. Management believes that the four phases are approximately 100%, 100%, 75%, and 65% complete, respectively.

The Company's corporate accounting, payroll and human resources systems are recent implementations (installed since June 1997) of mainstream computer products from vendors such as PeopleSoft, Informix, Microsoft, Digital Equipment Corporation and Compaq. The Company is near completion of Year 2000 required upgrades for corporate hardware systems, operating systems, network systems, database systems and applications systems. This project is in process, and on schedule with an anticipated completion date of May 1999.

The Company operates approximately 264 branches, primarily in the U.S., Canada and the United Kingdom. The branch network relies on a variety of front office automation systems to provide sales support for resume tracking and client contact management. Because of the diverse architectural nature of these systems together with the relative ease with which backup/contingency procedures can be implemented in the event of an individual branch system outage, the Company does not believe that these systems pose a material Year 2000 risk. Nevertheless, the Company has completed Inventory and Assessment phases for all branch locations. In conjunction with other business related integration projects, the Company is actively replacing noncompliant Year 2000 branch hardware and software with Year 2000 compliant products. The Company expects that this replacement process will be complete in July 1999. To date, the Company has found that less than 10% of branch workstations require hardware or software upgrades for Year 2000 purposes.

Milestones and implementation dates and the cost of the Company's Year 2000 readiness program are subject to change based on new circumstances that may arise or new information becoming available, that may change underlying assumptions or requirements. Further, there are no assurances that the Company will identify all data handling problems in its business systems or that the Company will be able to successfully remedy Year 2000 items that are discovered.

Non-IT systems have also been assessed and inventoried. Potential Year 2000 risks in these systems includes landlord-controlled systems, such as heating and cooling systems, automated security systems, elevators, and office equipment, phone systems, facsimile machines and copiers. The Company has requested assessments of non-IT systems for Year 2000 compliance from landlords and office equipment vendors. Based on these responses that the Company has received, the Company believes that the Year 2000 risk of non-IT systems failure is not material.

The Company has budgeted approximately $2.0 million to address the Year 2000 issues, which includes the estimated cost of the salaries of associates and the fees of consultants addressing the issue. This cost represents approximately 10% of the Company's total MIS budget. Approximately $1.3 has been incurred to date for outside consultants, software and hardware applications, and dedicated personnel. The Company does not separately track the internal costs incurred for portions of the Year 2000 compliance project that are completed as a part of other business related projects. Such costs are principally the related payroll costs for the Company's information systems group. The Company believes that cash flows from operations and funds available under the Company's credit facility as well as cash on hand are sufficient to fund these costs.

As a part of the Year 2000 review, the Company is examining its relationships with certain key outside vendors and others with whom it has significant business relationships to determine to the extent practical the degree of such parties' Year 2000 compliance and to develop strategies and alternatives for working with them through the century change. Other than its banking relationships, which include only large, federally insured institutions, and utilities (electrical power, telecommunications, water and related items), the Company does not have a relationship with any third-party which is material to the operations of the Company and, therefore, believes that the failure of any such party to be Year 2000 compliant would not have a material adverse effect on the Company. However, banking or utility failures at the Company's branches or with its customers could have a material effect on the Company's revenue sources and could disrupt the payment cycle of certain of the Company's customers.

Should the Company or a third party with whom the Company deals have a systems failure due to the century change, the Company does not expect any such effect to be material. The Company is developing contingency plans for alternative methods of transaction processing and estimates that such plans will be finalized by August 1999.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The  following  assessment  of the  Company's  market  risks  does  not  include
uncertainties  that  are  either  nonfinancial  or   nonquantifiable,   such  as
political, economic, tax and other credit risks.

Interest  Rates.  The Company's  exposure to market risk for changes in interest
rates  relates  primarily  to  the  Company's   short-term  and  long-term  debt
obligations and to the Company's investments.

The Company's investment portfolio consists of cash and cash equivalents including deposits in banks, government securities, money market funds, and short-term investments with maturities, when acquired, of 90 days or less. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by placing these funds with high credit quality issuers. The Company constantly evaluates its invested funds to respond appropriately to a reduction in the credit rating of any investment issuer or guarantor.

The Company's short-term and long-term debt obligations totaled $31.5 million as of December 31, 1998 and the Company had $477.1 million available under its current credit facility. The debt obligations consist of notes payable to former shareholders of acquired corporations, are at a fixed rate of interest, and extend through 2004. The interest rate risk on these obligations is thus immaterial due to the dollar amount and fixed nature of these obligations. The interest rate on the credit facility is variable, but there were no amounts outstanding on the facility as of December 31, 1998.

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 19% of fiscal 1998 consolidated revenues from international operations, 93% of which were from the United Kingdom and 7% of which were from other countries. Thus, 93% of international revenues were derived from the United Kingdom, whose currency has not fluctuated materially against the United States dollar in fiscal 1998. Foreign exchange translation gains and losses have been and are as of December 31, 1998 immaterial. The Company did not hold or enter into any foreign currency derivative instruments as of December 31, 1998.

FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

Effect of Fluctuations in the General Economy

Demand for the Company's information technology and professional business services is significantly affected by the general level of economic activity in the markets served by the Company. During periods of slowing economic activity, companies may reduce the use of outside consultants and staff augmentation services prior to undertaking layoffs of full-time employees. Also during such periods, companies may elect to defer installation of new information technology systems and platforms (such as Enterprise Resource Planning systems) or upgrades to existing systems and platforms. Year 2000 remediation and testing for existing information technology systems may have a similiar effect. As a result, any significant economic downturn or Year 2000 impact could have a material adverse effect on the Company's results of operations or financial condition.

The Company may also be adversely effected by consolidations through mergers and otherwise of main customers or between major customers with non-customers. These consolidations as well as corporate downsizings may result in redundant functions or services and a resulting reduction in demand by such customers for the Company's services. Also, spending for outsourced business services may be put on hold until the consolidations are completed.

Competition

The Company's industry segments are intensely competitive and highly fragmented, with few barriers to entry by potential competitors. The Company faces significant competition in the markets that it serves and will face significant competition in any geographic market that it may enter. In each market and industry segment in which the Company operates, it competes for both clients and qualified professionals with other firms offering similar services. Competition creates an aggressive pricing environment and higher wage costs, which puts pressure on gross margins.

Ability to Recruit and Retain Professional Employees

The Company depends on its ability to recruit and retain employees who possess the skills, experience and/or professional certifications necessary to meet the requirements of the Company's clients. Competition for individuals possessing the requisite criteria is intense, particularly in certain specialized IT and professional skill areas. The Company often competes with its own clients in attracting and retaining qualified personnel. There can be no assurance that qualified personnel will be available and recruited in sufficient numbers on economic terms acceptable to the Company.

The continuing shortage of qualified IT consultants may adversely affect the Company's ability to increase revenue. This shortage may be exacerbated by the difficulties of utilizing the services of qualified foreign nationals working in the United States under H-1B visas. The use of these consultants requires both the Company and these foreign nationals to comply with United States immigration laws.

Ability  to  Continue  Acquisition  Strategy;   Ability  to  Integrate  Acquired
Operations

The Company has experienced significant growth in the past through acquisitions. Although the Company continues to seek acquisition opportunities, there can be no assurance that the Company will be able to negotiate acquisitions on economic terms acceptable to the Company or that the Company will be able to successfully identify acquisition candidates and integrate all acquired operations into the Company.

Possible Changes in Governmental Regulations

From time to time, legislation is proposed in the United States Congress, state legislative bodies and by foreign governments that would have the effect of requiring employers to provide the same or similar employee benefits to consultants and other temporary personnel as those provided to full-time employees. The enactment of such legislation would eliminate one of the key economic reasons for outsourcing certain human resources and could significantly adversely impact the Company's staff augmentation business. In addition, the Company's costs could increase as a result of future laws or regulations that address insurance, benefits or other employment-related matters. There can be no assurance that the Company could successfully pass any such increased costs to its clients.

Possible Year 2000 Exposure

The IT division performs both Year 2000 remediation services as well as system upgrades and enhancements for clients. There is some possibility that customers who experience system failures related to Year 2000 may institute actions against their IT vendors, including the Company. There is no ability to quantify the likelihood or merit of any such claims; but if a significant number of such claims are asserted against the Company or if one or more customers assert meritorious claims, such claims may result in material adverse effects on the Company's results of operations and financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements: The following consolidated financial statements are included in this Annual Report on Form 10-K:



              Report of Independent Public Accountants
              Covered by the Report of Independent Public Accountants:
              Consolidated Balance Sheet at December 31, 1998 and 1997
              Consolidated Statements of Income for the years ended
                 December 31, 1998, 1997, and 1996
              Consolidated Statements of Stockholders' Equity at
                 December 31, 1998, 1997, and 1996
              Consolidated Statements of Cash Flows for the years ended
                 December 31, 1998, 1997, and 1996
              Notes to Consolidated Financial Statements



                      Report of Independent Accountants

To the Board of Directors and Stockholders of Modis Professional Services, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Modis Professional Services, Inc. (formerly AccuStaff Incorporated) and its Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
March 26, 1999

Modis Professional Services Inc. and Subsidiaries
Consolidated Balance Sheets.


                                                                                      DECEMBER 31,      DECEMBER 31,
(dollar amounts in thousands except per share amounts)                                   1998               1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $   105,816      $     23,938
   Accounts receivable, net of allowance of $13,007 and $8,945                            327,185           230,934
   Prepaid expenses                                                                        11,219             9,352
   Deferred income taxes                                                                   16,858               731
   Net assets of discontinued operations                                                        -           366,045
   Other                                                                                   28,460                 -
                                                                                     ----------------------------------
      Total current assets                                                                489,538           631,000
Furniture, equipment and leasehold improvements, net                                       37,577            27,367
Goodwill, net                                                                           1,025,240           726,931
Other assets, net                                                                          19,526            17,328
                                                                                     ----------------------------------
    Total assets                                                                      $ 1,571,881      $  1,402,626
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                      $    15,988      $     16,366
   Accounts payable and accrued expenses                                                  206,681            92,433
   Accrued payroll and related taxes                                                       60,844            37,647
   Income taxes payable                                                                   189,887             3,192
                                                                                     ----------------------------------
     Total current liabilities                                                            473,400           149,638
Convertible debt                                                                                -            86,250
Notes payable, long-term portion                                                           15,525           347,785
Deferred income taxes                                                                      12,846             6,111
                                                                                     ----------------------------------
     Total liabilities                                                                    501,771           589,784
                                                                                     ----------------------------------
Commitments and contingencies (Notes 3,4 and 6)
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                          -                 -
   Common stock, $.01 par value; 400,000,000 shares authorized
      96,306,323 and 103,692,098 shares issued and outstanding on
      December 31, 1998 and December 31, 1997, respectively                                   963             1,037
Additional contributed capital                                                            564,248           634,194
Retained earnings                                                                         504,899           181,068
Deferred stock compensation                                                                     -            (3,457)
                                                                                     ----------------------------------
     Total stockholders' equity                                                         1,070,110           812,842
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                       $ 1,571,881      $  1,402,626
                                                                                     ==================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Modis Professional Services Inc. and Subsidiaries
Consolidated Statements of Income


                                                                               Years Ended December 31,
                                                                      ------------------------------------------
(dollar amounts in thousands except per share amounts)                      1998          1997            1996
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                               $  1,702,113   $  1,164,124   $    580,016
Cost of revenue                                                          1,234,537        835,609        426,814
                                                                      ------------------------------------------
   Gross Profit                                                            467,576        328,515        153,202
                                                                      ------------------------------------------
Operating expenses:
   General and administrative                                              264,551        189,271         97,209
   Depreciation and amortization                                            37,105         22,456         10,303
   Restructuring and impairment charges                                     34,759              -              -
   Merger related costs                                                          -              -         14,446
                                                                      ------------------------------------------
      Total operating expenses                                             336,415        211,727        121,958
                                                                      ------------------------------------------
         Income from operations                                            131,161        116,788         31,244
                                                                      ------------------------------------------
Other income (expense):
      Interest expense                                                     (25,065)       (15,979)        (6,825)
      Interest income and other, net                                        11,090          1,364          3,851
                                                                      -------------------------------------------
         Other income (expense)                                            (13,975)       (14,615)        (2,974)

Income from continuing operations before provision for income taxes        117,186        102,173         28,270
Provision for income taxes                                                  48,326         38,803         19,693
                                                                      ------------------------------------------
Income from continuing operations                                           68,860         63,370          8,577
Discontinued operations (Note 16):
Income from discontinued operations (net of income
   taxes of $17,522, $26,739 and $19,079, respectively)                     30,020         38,663         22,633
Gain on sale of discontinued operations (net of income
   taxes of $175,000)                                                      230,561              -              -
                                                                      ------------------------------------------
Income before extraordinary loss                                           329,441        102,033         31,210
Extraordinary loss on early extinguishment of debt
   (net of income tax benefit of $3,512)                                    (5,610)             -              -
                                                                      ------------------------------------------
Net income                                                            $    323,831   $    102,033   $     31,210
                                                                      ==========================================
Basic income per common share from continuing operations              $       0.63   $       0.62   $       0.09
                                                                      ==========================================
Basic income per common share from discontinued operations            $       0.28   $       0.38   $       0.25
                                                                      ==========================================
Basic income per common share from gain on sale of
   discontinued operations                                            $       2.12   $          -   $          -
                                                                      ==========================================
Basic income per common share from extraordinary item                 $      (0.05)  $          -   $          -
                                                                      ==========================================
Basic net income per common share                                     $       2.98   $       1.00   $       0.34
                                                                      ==========================================
Average common shares outstanding, basic                                   108,518        101,914         90,582
                                                                      ==========================================
Diluted income per common share from continuing operations            $       0.61   $       0.59   $       0.09
                                                                      ==========================================
Diluted income per common share from discontinued operations          $       0.26   $       0.34   $       0.24
                                                                      ==========================================
Diluted income per common share from gain on sale of
   discontinued operations                                            $       1.97   $          -   $          -
                                                                      ==========================================
Diluted income per common share from extraordinary item               $      (0.05)  $          -   $          -
                                                                      ==========================================
Diluted net income per common share                                   $       2.79   $       0.93   $       0.33
                                                                      ==========================================
Average common shares outstanding, diluted                                 116,882        113,109         95,317
                                                                      ==========================================
Unaudited pro forma data (Note 3):
   Net income before provision for pro forma income taxes                                           $     31,210
   Provision for pro forma income taxes                                                                   (3,642)
                                                                                                  --------------
         Pro forma net income                                                                       $     34,852
                                                                                                  ==============
Pro forma basic income per common share from continuing
   operations                                                                                       $       0.13
                                                                                                  ==============
Pro forma basic income per common share from discontinued
   operations                                                                                       $       0.25
                                                                                                  ==============
Pro forma basic net income per common share from continuing operations                              $       0.38
                                                                                                  ==============
Pro forma diluted income per common share from continuing
   operations                                                                                       $       0.13
                                                                                                  ==============
Pro forma diluted income per common share from discontinued
   operations                                                                                       $       0.24
                                                                                                  ==============
Pro forma diluted net income per common share                                                       $       0.37
                                                                                                  ==============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Modis Professional Services Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity


                                            Preferred     Common           Additional              Deferred
(dollar amounts in thousands                  Stock       Stock           Contributed  Retained      Stock
except per share amounts)                Shares  Amount   Shares   Amount   Capital    Earnings  Compensation    Total
----------------------------------------------------------------------------------------------------------------------

Balance December 31, 1995                  -      -   24,701,102    $ 247   $144,925    $ 49,992     $  (79)  $  195,085
3 for 1 stock split                        -      -   49,402,203      494       (494)          -          -            -
Sale of common stock                       -      -   20,017,575      200    424,477           -          -      424,677
Conversion of subordinated debentures      -      -    1,040,000       10      1,290           -          -        1,300
Issuance of restricted stock               -      -      345,000        3      4,889           -     (4,892)           -
Exercise of stock options and related
   tax benefit                             -      -    2,726,412       27     17,013           -          -       17,040
Vesting of restricted stock                -      -            -        -          -           -        537          537
Net income                                 -      -            -        -          -      31,210          -       31,210
Issuance of stock related to business
   combinations                            -      -      994,521       11      2,086       1,214          -        3,311
Distribution to former shareholders of
   acquired S-corporations                 -      -            -        -          -      (3,381)         -       (3,381)
                                           -----------------------------------------------------------------------------
Balance, December 31, 1996                 -      -   99,226,813      992    594,186      79,035     (4,434)     669,779
Conversion of subordinated debentures                    727,272        7        993                               1,000
Exercise of stock options and related
   tax benefit                             -      -    3,069,143       31     30,169           -          -       30,200
Vesting of restricted stock                -      -            -        -          -           -        977          977
Net income                                 -      -            -        -          -     102,033          -      102,033
Issuance of stock related to business
   combinations                            -      -      668,870        7      8,846           -          -        8,853
                                           -----------------------------------------------------------------------------
Balance, December 31, 1997                 -      -  103,692,098    1,037    634,194     181,068     (3,457)     812,842
Repurchase of Common Stock                 -      -  (21,750,522)    (218)  (309,517)          -          -     (309,735)
Conversion of Convertible debt             -      -    6,149,339       61     71,238           -          -       71,299
Exercise of stock options and related
   tax benefit                             -      -    2,741,895       28     27,453           -          -       27,481
Vesting of restricted stock                -      -            -        -          -           -      3,457        3,457
Issuance of common stock related to
   business combinations                   -      -    5,473,513       55    140,880           -          -      140,935
Net income                                 -      -            -        -          -     323,831          -      323,831
                                           -----------------------------------------------------------------------------
Balance, December 31, 1998                 -      -   96,306,323    $ 963   $564,248    $504,899     $    -   $1,070,110
                                           ===========================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Modis Professional Services Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                                                             Years Ended December 31,
                                                                    ------------------------------------------
(dollar amounts in thousands except for per share amounts)                 1998          1997           1996
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Income from continuing operations                                $   68,860      $  63,370      $    8,577
   Adjustments to income from operations to net cash
    provided by operating activities:
       Restructuring and impairment charges                             34,759              -               -
       Depreciation and amortization                                    37,105         22,456          10,303
       Deferred income taxes                                            (9,392)         3,800           1,221
       Changes in assets and liabilities
         Accounts receivable                                           (55,712)       (45,188)        (34,761)
         Prepaid expenses and other assets                              (9,072)         1,592           9,335
         Accounts payable and accrued expenses                          14,161         (8,151)         12,432
         Accrued payroll and related taxes                              10,007          3,701          (6,433)
         Other, net                                                     (1,775)        (2,623)          5,294
                                                                    -----------------------------------------
           Net cash provided by operating activities                    88,941         38,957           5,968
                                                                    -----------------------------------------
Cash flows from investing activities:
   Proceeds from sale of net assets of discontinued
      operations, net of costs                                         840,937              -               -
   Advances associated with sale of assets, net of
      repayments                                                       (15,866)             -               -
   Purchase of investments                                                   -              -         (10,438)
   Investment in reverse repurchase agreements, net                          -              -          48,449
   Purchase of furniture, equipment and leasehold
     improvements, net of disposals                                    (22,873)        (8,126)         (7,345)
   Purchase of businesses, including additional earnouts on
     acquisitions, net of cash acquired                               (157,162)      (357,776)       (305,963)
                                                                    -----------------------------------------
           Net cash provided by (used in) investing activities         645,036       (365,902)       (275,297)
                                                                    -----------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of offering
     expenses paid                                                           -              -         424,677
   Repurchases of common stock                                        (309,735)             -               -
   Repurchase of convertible debentures                                (23,581)             -               -
   Proceeds from stock options exercised                                24,235         23,130           6,977
   Borrowings on indebtedness                                          302,500        446,583          92,800
   Repayments on indebtedness                                         (652,000)      (133,853)       (115,745)
   Other, net                                                                -           (100)         (3,650)
                                                                    -----------------------------------------
           Net cash provided by (used in) provided by
              financing activities                                    (658,581)       335,760         405,059

Net increase in cash and cash equivalents                           -----------------------------------------
   from continuing operations                                           75,396          8,815         135,730

Net cash provided by  (used in) discontinued operations                  6,482        (81,293)        (77,038)

Cash and cash equivalents, beginning of year                            23,938         96,416          37,724
                                                                    -----------------------------------------
Cash and cash equivalents, end of year                              $  105,816     $   23,938      $   96,416
                                                                    =========================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                               Years Ended December 31,
(dollar amounts in thousands except for per share amounts)                 1998           1997           1996
- ----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                      $    26,528    $     14,627   $      8,049
   Income taxes paid                                                       40,440          24,323          8,308

COMPONENTS OF CASH USED IN DISCONTINUED OPERATIONS

   Cash provided by (used in) operating activities                         81,559          (2,413)         6,081
   Cash used in investing activities                                      (39,448)        (94,323)       (54,509)
   Cash (used in) provided by financing activities                        (35,629)         15,443        (28,610)
                                                                        -----------------------------------------
     Net cash provided by (used in) discontinued operations                 6,482         (81,293)       (77,038)
                                                                        =========================================

NON-CASH INVESTING AND FINANCING ACTIVITIES

During fiscal 1996, the Company completed numerous acquisitions. In connection with the acquisitions, liabilities were assumed as follows:

   Fair value of assets acquired                                                                    $    383,008
   Cash paid                                                                                            (306,958)
                                                                                                    ------------
   Liabilities assumed                                                                              $     76,050
                                                                                                    ============
In fiscal 1996, Convertible  Subordinated Debentures of $1,300 were converted by the Company into 1,040,000 shares of common stock. Also, 345,000 shares of stock were issued to the President and Chief Executive  Officer  pursuant to the terms of a restricted stock grant.

During fiscal 1996, in connection with the acquisition of certain companies, the Company issued 994,521 shares of common stock with a fair value of $3,311.


During fiscal 1997, the Company completed numerous acquisitions. In connection with the acquisitions, liabilities were assumed as follows:

   Fair value of assets acquired                                                                    $    393,474
   Cash paid                                                                                            (280,148)
                                                                                                    ------------
   Liabilities assumed                                                                              $    113,326
                                                                                                    ============

In fiscal 1997, Covertible Subordinated Debentures of $1,000 were converted by the Company into 727,272 shares of common stock.

During fiscal 1997, in connection with the acquisition of certain companies, the Company issued 668,870 shares of common stock with a fair value of $8,853.

During fiscal 1998, the Company completed numerous acquisitions. In connection with the acquisitions, liabilities were assumed as follows:

   Fair value of assets acquired                                                                    $    104,943
   Cash paid                                                                                             (81,784)
                                                                                                    ------------
   Liabilities assumed                                                                              $     23,159
                                                                                                    ============

In  fiscal  1998,  Convertible  Subordinated  Debentures  of  $69,800  were
converted  by  the  Company  into  6,149,339  shares  of  common  stock.   Also,
paid-in-capital  was increased by $1,499  relating to unamortized  debt issuance costs associated with the conversion.

During fiscal 1998, in connection with the acquisition of certain companies, the Company issued 5,473,513 shares of common stock with a fair value of $140,935.

Modis Professional Services Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  DESCRIPTION OF BUSINESS:

     Modis Professional Services, Inc. (formerly known as AccuStaff Incorporated), including all subsidiaries unless the context requires otherwise, (Modis, or the Company), is an international provider of business services, including consulting, training and outsourcing services to businesses, professional and service organizations and governmental agencies through a branch office network of approximately 264 offices throughout the United States, Canada, United Kingdom and continental Europe. The Company's ongoing business is organized into two divisions: the Information Technology division and the Professional Services division, which generated 68.4% and 31.6% of the Company's fiscal 1998 revenue from continuing operations, respectively.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

Cash and Cash Equivalents

     Cash and cash equivalents include deposits in banks, government securities, money market funds, and short-term investments with maturities, when acquired, of 90 days or less.

Furniture, Equipment, and Leasehold Improvements

     Furniture, equipment, and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 15 years. Amortization of leasehold improvements is computed using the straight-line method over the useful life of the asset or the term of the lease, whichever is shorter. Costs associated with the development of the Company's proprietary software package have been deferred and are being amortized over a five-year period. Total depreciation and amortization expense was $10,973, $4,871 and $3,055 for 1998, 1997 and 1996,
respectively. Accumulated depreciation and amortization of furniture, equipment and leasehold improvements as of December 31, 1998 and 1997 was $40,432 and $29,459, respectively.

Goodwill

     The Company has allocated the purchase price of acquired companies according to the fair market value of the assets acquired. Goodwill represents the excess of the cost over the fair value of the net tangible assets acquired through these acquisitions, including any contingent consideration paid (as discussed in Note 3 to the Consolidated Financial Statements), and is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Management periodically reviews the potential impairment of goodwill on a undiscounted cash flow basis to assess recoverability. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the goodwill that exceeds the undiscounted expected future cash flows) would be recorded as a period expense. Accumulated amortization was $51,846 and $25,714 as of December 31, 1998 and 1997, respectively. See Note 12 to the Consolidated Financial Statements for discussion of goodwill impairment charge.

Revenue Recognition

     The Company recognizes as revenue, at the time the professional services are provided, the amounts billed to clients. In all such cases, the consultant is the Company's employee and all costs of employing the worker are the responsibility of the Company and are included in the cost of services.

Foreign Operations

     The financial position and operating results of foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. Foreign currency translation gains and losses during fiscal 1998 and 1997 were not material and have not been segregated in the Company's Statement of Stockholders' Equity.

Stock Based Compensation

     During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages all companies to recognize compensation expense based on the fair value, at grant date, of instruments issued pursuant to stock-based compensation plans. SFAS No. 123 requires the fair value of the instruments granted, which is measured pursuant to the provisions of the statement, to be recognized as compensation expense over the vesting period of the instrument. However, the statement also allows companies to continue to measure compensation costs for these instruments using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Companies electing to account for stock-based compensation plans pursuant to the provisions of APB No. 25 must make pro forma disclosures of net income as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to account for stock options under the provisions of APB No. 25 and has included the disclosures required by SFAS No. 123 in Note 9 to the Consolidated Financial Statements.

Income Taxes

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net Income Per Common Share

     Basic and diluted net income per common share are presented in accordance with SFAS No. 128, Earnings per Share. Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted net income per common share includes the dilutive effect of convertible debentures and stock options.

Comprehensive Income

     During 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the Company's 1998 fiscal year. Management does not believe that the Company has material other comprehensive income that would require separate disclosure.

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

Reclassifications

     Certain amounts have been reclassified in 1996 and 1997 to conform to the 1998 presentation.

Recent Accounting Pronouncements

     During 1998, the American Institute of Certified Public Accountants' Executive Committee issued Statement of Position Number 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management believes that the Company is substantially in compliance with this pronouncement and that the implementation of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Implementation is planned for fiscal 1999.

     During 1998, the American Institute of Certified Public Accountants' Executive Committee issued Statement of Position Number 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Management does not believe that its adoption will have a material effect on the Company's consolidated financial position or results of operations. Implementation is planned for fiscal 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. We have not yet quantified the impacts of adopting SFAS No. 133 on our financial statements; however, SFAS No. 133 could increase the volatility of reported earnings and other comprehensive income once adopted.

Unaudited Pro Forma Data

     The McKinley Group, Inc. (McKinley) and HJM Consulting, Inc. (HJM), prior to their acquisition by the Company, had elected to be treated as S Corporations for federal and state income tax purposes. As such, the taxable income of each company was reported to and subject to tax to its respective shareholders. The unaudited pro forma data on the 1996 consolidated statement of income provides approximate federal and state income taxes (by applying statutory income tax rates) that would have been incurred if McKinley and HJM had been subject to tax as a C Corporation.

3.   ACQUISITIONS

For the year ended December 31, 1998

     The Company acquired the following companies which have been accounted for under the purchase method of accounting: Technology Services Corporation, Millard Consulting Services, Inc., Diversified Consulting, Inc., Avalon, Ltd., Cope Management, Ltd. and Lion Recruitment, Ltd., Accountants Express of San Diego, Inc., Software Knowledge, Ltd., Resource Control and Management, Ltd. and Software Knowledge Systems, Ltd. and Colvin Resources, Inc. The aggregate purchase price of these acquisitions during 1998, was $93,642, comprised of $81,784 in cash and $11,858 in notes payable to former shareholders. Additionally, in March 1998, the Company issued 4,598,698 shares of common stock to the former shareholders of Actium, Inc. in exchange for all of their shares of Actium, Inc., and in August 1998, the Company issued 874,815 shares of Common Stock to the former shareholders of Consulting Partners, Inc. in exchange for all of their shares of Consulting Partners, Inc. These two acquisitions were also accounted for under the purchase method of accounting. The Company has allocated the purchase price according to the fair market value of the assets acquired in the aforementioned acquisitions accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the tangible assets (goodwill) is being amortized on a straight line basis over a period of 40 years, including any contingent consideration paid.

For the year ended December 31, 1997

     The Company acquired the following companies which have been accounted for under the purchase method of accounting: Executives Monitor, Inc., Manchester, Inc., Consultants in Computer Software, Inc., Preferred Consulting, Inc., Legal Information Technology, Inc., Lenco Computer Consulting, Inc., Computer Action, Inc., AMPL Inc. d/b/a Parker & Lynch, Wasser, Inc., AMICUS Staffing, Inc., Custom Software Services, Inc., Accounting Principals, Inc., Keystone Consulting Group, Inc., Badenoch & Clark Ltd., Computer Systems Development Co. of America, Inc., Technical Software Solutions, Inc., Real-Time Consulting, Inc., IT Link, Inc., and Hunterskil Howard, plc. The aggregate purchase price of these acquisitions during 1997, was $307,971, comprised of $280,148 in cash, $19,413 in notes payable to former shareholders and $8,410 in the Company's common stock. The Company has allocated the purchase price according to the fair market value of the assets acquired in the aforementioned acquisitions accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the tangible assets (goodwill) is being amortized on a straight line basis over period of 40 years, including any contingent consideration paid.

     In addition, the Company merged with Schwab Carrese and Associates, Inc. which was accounted for under the pooling-of-interests method of accounting. The Company acquired all of the stock of Schwab Carrese and Associates, Inc. in exchange for 263,550 shares of the Company's common stock. Due to the immaterial affect on prior periods, the Company's historical financial statements have not been restated for this merger.

For the year ended December 31, 1996

     The Company acquired the following companies which have been accounted for under the purchase method of accounting: Tekna, Inc., Goldfarb-Wasson Associates, Inc. d/b/a/ GW Consulting, and an affiliated company, Programming Enterprises, Inc. d/b/a Mini-Systems Associates, Zeitech, Inc., Career Enhancement International, Inc., Additional Technical Support, Inc. and affiliated companies, HNS Software, Inc., American Computer Professionals, Inc., Project Professionals, Inc., Logue & Rice, Inc. and affiliated companies, Contact Recruiters, Inc. and an affiliated company, Openware Technologies, Inc., CAD Design, Inc., Alta Technical Services, Inc., In-House Counsel, Inc., TRAK Services, Inc., Perspective Technology, Inc., Datacorp Business Systems, Inc., The Daedalian Group, Inc. d/b/a Berger & Co., North American Consulting Services, Inc., TSG Professional Services, Inc., Contracted Services Group, Inc. d/b/a The Blackstone Group, Scientific Staffing, Inc. and affiliated companies, and Resource Solutions Group, Inc. The aggregate purchase price of these acquisitions during 1996, was $336,958, comprised of $306,958 in cash, $28,000 in notes payable to former shareholders and $2,000 in the Company's common stock. The Company has allocated the purchase price according to the fair market value of the assets acquired in the aforementioned acquisitions accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the tangible assets (goodwill) is being amortized on a straight line basis over periods ranging from 30 to 40 years, including any contingent consideration paid for the purchase method acquisitions.

     The Company completed three mergers during 1996, McKinley, Career and HJM, which were accounted for under the pooling-of-interests method of accounting and for which the 1996 financial statements have been restated. Additionally, the Company merged with Staffware, Inc. and Legal Support Personnel, Inc. which were accounted for under the pooling-of-interests method of accounting. The Company acquired all of the stock of the these two companies in exchange for 926,486 shares of the Company's common stock. Due to the immaterial effect on prior periods, the Company's historical financial statements have not been restated for these two acquisitions.

Earn-out payments

     In addition, the Company is obligated under various acquisition agreements to make earn-out payments to former stockholders of aforementioned acquired companies accounted for under the purchase method of accounting, over periods up to four years upon attainment of certain earnings targets of the acquired companies. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund these payments.

Unaudited pro forma results of operations

     The unaudited pro forma consolidated results of operations listed below include the effects of the purchases discussed above assuming the acquisitions had occurred at the beginning of the year in which each company was acquired and also at the beginning of the preceding year. Pro forma adjustments have been made to give effect to amortization of goodwill, interest expense on additional borrowings used to fund the acquisitions, and other adjustments, together with income tax effects.

     The results for fiscal 1996, include $14,446, $10,818 net of taxes, in acquisition costs related to the mergers with McKinley, Career, and HJM. The results for fiscal 1998 include $25,202, net of taxes, in restructuring and impairment charges. These pro forma amounts are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be projections of future results and do not reflect any synergies that might be achieved from combined operations.

                                                                                        Fiscal
                                                                      -------------------------------------------
(unaudited)                                                               1998           1997            1996
-----------------------------------------------------------------------------------------------------------------
Revenue from continuing operations                                    $  1,829,318   $  1,543,006   $  1,127,786
Income from continuing operations                                           71,934         70,747         27,002
Income and gain on sale from discontinued operations                       260,581         39,050         23,312
Net income                                                            $    332,515   $    109,797   $     50,314
Diluted income per common share from continuing
   operations                                                         $       0.64   $       0.66   $       0.28
Diluted income per common share and gain on sale from
   discontinued operations                                            $       2.23   $       0.35   $       0.24
Diluted net income per common share                                   $       2.87   $       1.01   $       0.52


4.  NOTES PAYABLE
Notes payable at December 31, 1998 and 1997 consisted of the following:

                                                                                                Fiscal
                                                                                     ---------------------------
                                                                                          1998            1997
- --------------------------------------------------------------------------------------------------------------
Credit facilities                                                                    $         -    $    337,000
Notes payable to former shareholders of acquired companies (interest
   ranging from 4.99% to 8.00% due through November 2004)                                 31,513          27,151
                                                                                     ---------------------------
                                                                                          31,513         364,151
Current portion of notes payable                                                          15,988          16,366
                                                                                     ---------------------------
Long-term portion of notes payable                                                   $    15,525    $    347,785
                                                                                     ===========================

     Prior to the sale of the Company's Commercial operations and Teleservices division, the Company had a $500 million credit facility which was syndicated to a group of 20 banks with NationsBank, N.A. as the principal agent. This facility was unsecured, but guaranteed by each of the Company's subsidiaries. Immediately subsequent to the sale of the Company's Commercial and Teleservices divisions, the existing facility was paid-off, and terminated. Repayment of the existing facility totaled $477,000.

     On October 30, 1998, the Company entered into a new $500 million revolving credit facility which is syndicated to a group of 13 banks with NationsBank, N.A. as the principal agent. The facility expires on October 21, 2003. Outstanding amounts under the credit facility will bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayments of the credit facility is guaranteed by the material subsidiaries of the Company. In addition, approval is required by the majority of the lenders at such time that the cash consideration of an individual acquisition exceeds 10% of consolidated stockholders' equity of the Company. The Company incurred certain costs directly related to securing the credit facility in the amount of approximately $788 . These costs have been capitalized and are being amortized over the life of the credit facility.

     On October 16, 1995, Career Horizons, Inc., issued $86.25 million of 7% Convertible Senior Notes Due 2002 which were assumed by the Company pursuant to the merger with Career Horizons, Inc. Interest on the notes were paid semiannually on May 1 and November 1 of each year. The Notes were convertible at the option of the holder thereof, unless previously redeemed, into shares of common stock of the Company at a conversion price of $11.35 per share. The Notes were redeemable, in whole or in part, at the option of the Company, at any time on or after November 1, 1998, at stated redemption prices, together with accrued interest. The Company called the Notes on October 1, 1998, to be either redeemed or converted as of November 1, 1998. Prior to November 1, 1998, $16.45 million of Notes were redeemed by the Company at a premium of $7.13 million, and $69.8 million were converted into shares of common stock of the Company.

     During the fourth quarter of fiscal 1998, the Company recognized an extraordinary after-tax charge of $5.61 million as a result of the Company's early retirement of $16.45 million of 7% Convertible Senior Notes Due 2002 and the termination of the Company's existing credit facility immediately subsequent to the sale of the Company's Commercial operations and Teleservices division.

     The Company paid a premium of $7.13 million on the early extinguishment of the 7% Senior Convertible Senior Notes and wrote off $0.37 million of related unamortized debt issuance costs. Additionally, the Company wrote off $1.63 million of unamortized debt financing costs related to the termination of the credit facility.

     Maturities of notes payable are as follows for the fiscal years subsequent to December 31, 1998:


Fiscal year
- ------------------------------------
1999                        $ 15,988
2000                           7,546
2001                               -
2002                               -
2003                           2,475
Thereafter                     5,504
                            --------
                            $ 31,513
                            ========

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Components of accounts payable and accrued expenses as of December 31, 1998 and 1997 are as follows:

                                 December 31,        December 31,
                                     1998               1997
                                   --------           ---------
Trade accounts payable               96,447             58,829
Accrued earn-out payments            65,161             33,604
Restructuring charge                 24,823                  -
Due to Randstad (1)                  20,250                  -
                                   --------            --------
Total                               206,681             92,433
                                   ========            ========

(1) The Due to Randstad represents the purchase price true-up adjustment pursuant to the sale agreement which was paid in the first quarter of fiscal 1999.





6.  COMMITMENTS AND CONTINGENCIES:

Leases

   The Company leases office space under various noncancelable operating leases. The following is a schedule of future minimum lease payments with terms in excess of one year:


Fiscal Year
-------------------------------------------------------------------------------------------------------
1999                                                                                           $ 13,410
2000                                                                                             11,828
2001                                                                                              8,432
2002                                                                                              6,083
2003                                                                                              3,830
Thereafter                                                                                        6,195
                                                                                               --------
                                                                                               $ 49,778
                                                                                               ========

     Total rent expense for fiscal 1998, 1997 and 1996 was $13,834, $10,175, and $4,303 respectively.

Litigation

     The company is a party to a number of lawsuits and claims arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company, its financial position, or results of its operations.

7.   INCOME TAXES:

     A comparative analysis of the provision for income taxes from continuing operations is as follows:

                                           Fiscal
                          ------------------------------------
                              1998         1997           1996
- --------------------------------------------------------------
Current:
   Federal                $  42,030  $   30,210     $   15,594
   State                      5,789       3,347          2,878
   Foreign                    6,257       1,446              -
                          ------------------------------------
                             54,076      35,003         18,472
                          ------------------------------------
Deferred:
   Federal:                  (8,256)      2,991            948
   State:                    (1,136)        361            273
   Foreign:                   3,642         448              -
                          ------------------------------------
                             (5,750)      3,800          1,221
                          ------------------------------------
                          $  48,326  $   38,803     $   19,693
                          ====================================


     The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes is attributable to the following:

                                                                                Fiscal
                                                         --------------------------------------------------------------
                                                           1998                 1997                  1996
                                                         --------------------------------------------------------------
                                                          AMOUNT   PERCENTAGE  AMOUNT   PERCENTAGE  AMOUNT  PERCENTAGE
- -----------------------------------------------------------------------------------------------------------------------
Tax computed using the federal statutory rate             $   41,015    35.0%   $  35,761     35.0%  $  9,895     35.0%
State income taxes, net of federal income tax effect           3,024     2.6        2,699      2.6      1,305      4.6
Pre-acquisition earnings of acquired S corporations                -       -            -        -     (1,081)    (3.8)
Acquired subsidiaries change from cash to accrual basis            -       -            -        -      4,723     16.7
Non-deductible merger related costs                                -       -            -        -      4,081     14.4
Non-deductible goodwill impairment charge                      3,825     3.2            -        -          -        -
Permanent differences and other                                  462     0.4          343      0.4        770      2.8
                                                         --------------------------------------------------------------
                                                          $   48,326    41.2%   $  38,803     38.0%  $ 19,693     69.7%
                                                         ==============================================================

   The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets are as follows:

                                                                                                 Fiscal
                                                                                     ---------------------------
                                                                                          1998            1997
- ----------------------------------------------------------------------------------------------------------------
Gross deferred tax assets:
   Self-insurance reserves                                                           $   2,954     $        376
   Allowance for doubtful accounts receivable                                            4,097              897
   Purchase accounting adjustments                                                       2,887            2,910
   Amortization of computer software costs                                                   -              135
   Depreciation and amortization of furniture, equipment and leasehold improvements          -            1,043
   Restructuring and impairment charge                                                  10,243                -
   Other                                                                                 2,207            1,872
                                                                                     ---------------------------
      Total gross deferred tax assets                                                   22,388            7,233
                                                                                     ---------------------------
Gross deferred tax liabilities:
   Amortization of goodwill                                                            (15,399)         (10,202)
   Acquired subsidiaries change from cash to accrual basis                              (2,423)          (2,411)
   Depreciation and amortization of furniture, equipment and leasehold improvements       (237)               -
   Other                                                                                  (317)               -
                                                                                     ---------------------------
      Total gross deferred tax liabilities                                             (18,376)         (12,613)
                                                                                     ---------------------------
      Net deferred tax asset (liability)                                             $   4,012     $     (5,380)
                                                                                     ===========================




   Management has determined, based on the history of prior taxable earnings and its expectations for the future, taxable income will more likely than not be sufficient to fully realize deferred tax assets and, accordingly, has not reduced deferred tax assets by a valuation allowance.



8.   EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

     The Company  has a qualified  contributory  profit  sharing  plan (a 401(k)
plan) which covers all full-time employees over age twenty-one with over 90 days of employment and 375 hours of service. The Company made contributions of approximately $6,060, net of forfeitures, to the profit sharing plan for fiscal 1998. No matching contributions were made by the Company to the profit sharing plan in fiscal 1997 or 1996. The Company also has a non-qualified deferred compensation plan for its highly compensated employees. The non-qualified deferred compensation plan does not provide for any matching, either discretionay or formula-based, by the Company.

     The Company has assumed many 401(k) plans of acquired subsidiaries. From time to time, the Company merges these plans into the Company's plan. Effective January 1, 1998, a significant number of the profit sharing plans were merged and amended to become contributory plans. Pursuant to the terms of the various profit sharing plans, the Company will match 50% of employee contributions up to the first 5% of total eligible compensation, as defined. Company contributions relating to these merged plans are included in the aforementioned total.

     Prior to the Company's sale of its Commercial operations and Teleservices division, as discussed in Note 16 to the Consolidated Financial Statements, the Company had two 401(k) plans: the aforementioned plan covering professional and IT employees, and one covering non-highly compensated (as defined by IRS regulations) full time commercial employees over age twenty-one with at least one year of employment and 1,000 hours of service (the 'commercial plan'). In connection with the sale, the Company transferred sponsorship of the commercial plan to Randstad U.S., L.P. The effective date of the transfer was September 27, 1998. Company contributions relating to the commercial plan prior to the Company's sale of its commercial businesses are included in Income from Discontinued Operations, as disclosed in Note 16 to the Consolidated Financial Statements.


9.  STOCKHOLDERS' EQUITY

Public Offerings of Common Stock

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

     The Company's subsidiary, Career Horizons, Inc., prior to the date of the merger with the Company, completed offerings in which Career issued 8,227,575 shares of common stock, adjusted for the conversion to the Company's shares of common stock, in which Career received $119,777, net of underwriting discounts and expenses associated with the offerings. Career used a portion of the proceeds from its initial offering to repay subordinated notes.

Stock Repurchase Plan

     On October 31,  1998,  the  Company's  Board of  Directors  authorized  the repurchase of up to $200.0 million of the Company's common stock pursuant to a share buyback program. On December 4, 1998, the Company's Board of Directors increased the authorized repurchase by an additional $110.0 million, bringing the total authorized share buyback program amount to $310.0 million. As of December 31, 1998, the Company had repurchased approximately 21,751,000 shares under the share buyback program. Included in the shares repurchased as of December 31, 1998 were approximately 6,150,000 shares repurchased under an accelerated stock acquisition plan ("ASAP"). The Company entered into the ASAP with a certain investment bank who agreed to sell the Company shares at a certain cost. The investment bank borrowed these shares from its customers and was required to enter into market transactions, subject to Company approval, and purchase shares to return to its customers. The Company, pursuant to the agreement, agreed to compensate the investment bank for any increases in the Company's stock price that would cause the investment bank to pay an amount to purchase the stock over the ASAP price. Conversely, the Company received a refund in the purchase price if the Company's stock price fell below the ASAP price. Subsequent to December 31, 1998, the Company used refunded proceeds from the ASAP to complete the program during January and February 1999, with the repurchase of approximately 597,000 shares, bringing the total shares repurchased under the program to approximately 22,348,000 shares. All of these shares were retired upon purchase.


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

     On August 24, 1995, the Board of Directors approved the 1995 Stock Option Plan (the 1995 Plan) which provided for the granting of options up to an aggregate of 3,000,000 shares of common stock to key employees under terms and provisions similar to the 1993 Plan. During fiscal 1998, 1997 and 1996, the 1995 Plan was amended to provide for the granting of an additional 8,000,000, 3,000,000 and 6,000,000 shares, respectively. During fiscal 1998, the 1995 Plan was amended to, among other things, eliminate the Company's ability to issue SARS and to amend the definition of a director to comply with Rule 16b-3 of the Securities Exchange Act of 1934, as amended and with Section 162(m) of the Internal Revenue Code of 1986, as amended.

     The Company assumed the stock option plans of its subsidiaries, Career Horizons, Inc., Actium, Inc. and Consulting Partners, Inc., upon acquisition in accordance with terms of the respective merger agreements. At the date of respective acquisitions, the assumed plans had 2,566,252 options outstanding. As of December 31, 1998 and 1997 the assumed plans had 340,719 and 372,445 options outstanding, respectively.

Non-Employee Director Stock Plan

     Effective December 29, 1993, the Board of Directors of the Company approved a stock option plan (Director Plan) for non-employee directors, whereby 600,000 shares of common stock have been reserved for issuance to non-employee directors. The Director Plan allows each non-employee director to purchase 60,000 shares at an exercise price equal to the fair market value at the date of the grant upon election to the Board. In addition, each non-employee director is granted 20,000 options upon the anniversary date of the director's initial election date. The options become exercisable ratably over a five-year period and expire ten years from the date of the grant. However, the options are exercisable for a maximum of three years after the individual ceases to be a director and if the director ceases to be a director within one year of appointment the options are canceled. In fiscal 1997 and 1996, the Company granted 120,000 and 80,000 options, respectively, at an average exercise price of $28.35 and $25.31, respectively. During 1997, the Director plan was amended to increase the number of shares available under the plan to 1.6 million shares. In fiscal 1998, the Company granted 240,000 options at an average exercise price of $21.56.

   The following table summarizes the Company's Stock Option Plans:

                                                                                                         Weighted
                                                                                       Range of          Average
                                                                         Shares     Exercise Prices   Exercise Price
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                              6,064,456   $ 0.18 - $11.00      $   3.88
   Granted                                                              6,594,535   $11.27 - $33.75      $  19.50
   Exercised                                                           (2,029,163)  $ 0.18 - $12.09      $   2.76
   Canceled                                                               (61,467)  $ 5.81 - $22.22      $  11.69
                                                                       ----------------------------------------------
Balance, December 31, 1996                                             10,568,361   $ 0.69 - $33.75      $  13.67
   Granted                                                              2,452,176   $16.13 - $31.38      $  18.92
   Exercised                                                           (3,069,143)  $ 0.69 - $32.00      $   7.02
   Canceled                                                               (43,273)  $11.80 - $24.92      $  23.18
                                                                       ----------------------------------------------
Balance, December 31, 1997                                              9,908,121   $ 0.83 - $33.75      $  16.76
   Granted                                                              8,560,721   $ 4.80 - $35.13      $  16.00
   Exercised                                                           (2,741,895)  $ 0.83 - $28.50      $  13.57
   Canceled                                                            (4,522,954)  $ 1.25 - $35.13      $  20.22
                                                                       ----------------------------------------------
BALANCE, DECEMBER 31, 1998                                             11,203,993   $ 0.83 - $33.38      $  15.38
                                                                       ==============================================

     Effective December 15, 1998, the Company's Board of Directors approved a stock option repricing program whereby substantially all holders of outstanding options who were active employees (except those officers and directors) with exercise prices above $14.44 per share were amended so as to change the exercise price to $14.44 per share, the fair market value on the effective date. A total of 3,165,133 shares, with exercise prices ranging from $16.13 to $35.13, were amended under this program. All other terms of such options remained unchanged.


   The following table summarizes information about stock options outstanding at December 31, 1998:

                                                         Outstanding                          Exercisable
                                           ------------------------------------------- -----------------------------
                                                                        Average                        Average
                                                          Average       Exercise                       Exercise
                                            Shares        life (a)        Price          Shares         Price
--------------------------------------------------------------------------------------------------------------------
$  0.83 - $  1.25                             180,600     5.03          $  1.22          168,600     $  1.22
$  2.54 - $  2.54                              84,078     8.50             2.54           84,078        2.54
$  2.85 - $  5.17                             595,492     6.85             4.84          487,234        4.98
$  6.63 - $  9.00                              36,633     8.85             7.85           32,433        7.76
$ 10.20 - $ 14.50                           7,513,857     8.49            13.52        2,351,947       14.37
$ 16.38 - $ 24.00                           1,328,333     8.80            21.16           55,336       19.62
$ 24.50 - $ 33.38                           1,465,000     7.97            26.46        1,044,668       26.16
                                           -------------------------------------------------------------------------
Total                                      11,203,993     8.31          $ 15.39        4,224,296     $ 15.49
                                           =========================================================================

(a) Average contractual life remaining in years.

     At year-end 1997, options with an average exercise price of $15.16 were exercisable on 5.1 million shares; at year-end 1996, options with an average exercise price of $8.07 were exercisable on 5.0 million shares.

     The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, issued in October 1995. As permitted by the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its employee stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost for options granted in 1998 and 1997, based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                                          1998             1997
--------------------------------------------------------------------------------------------------------------------
Net Income
   As reported                                                                       $    323,831   $    102,033
   Pro forma                                                                         $    312,029   $     92,353
Basic net income per common share
   As reported                                                                       $       2.98   $       1.00
   Pro forma                                                                         $       2.88   $       0.91
Diluted net income per common share
   As reported                                                                       $       2.79   $       0.93
   Pro forma                                                                         $       2.69   $       0.85


   The weighted average fair values of options granted during 1998 and 1997 were $5.20 and $6.16 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                                                              Fiscal
                                                                                        1998           1997
-------------------------------------------------------------------------------------------------------------
Expected dividend yield                                                                    -              -
Expected stock price volatility                                                          .35            .30
Risk-free interest rate                                                                 5.57           6.12
Expected life of options (years)                                                        3.50           3.40


     During Fiscal 1996, under the 1995 Plan, the Company's Board of Directors issued a restricted stock grant of 345,000 shares to the Company's President and Chief Executive Officer, which was scheduled to vest over a five year period. The Company recorded $4,892 in deferred compensation expense which was amortized on a straight line basis over the vesting period of the grant. In December 1998, the Company's Board of Directors removed the vesting restrictions, thus vesting the unamortized portion of the grant in the amount of $2,686.

Stock Splits

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

10.  NET INCOME PER COMMON SHARE

     In accordance with SFAS No. 128, Earnings per Share, the calculation of basic net income per common share and diluted net income per common share from continuing and discontinued operations is presented below:

                                                                            1998           1997            1996
-----------------------------------------------------------------------------------------------------------------
Basic net income per common share computation:
   Net Income available to common shareholders from
      continuing operations                                           $     68,860   $     63,370   $      8,577
                                                                      ------------------------------------------
   Net Income available to common shareholders from
      discontinued operations                                         $     30,020   $     38,663   $     22,633
                                                                      ------------------------------------------
   Gain on sale of discontinued operations, net of income
      taxes                                                           $    230,561   $          -   $          -
                                                                      ------------------------------------------
   Extraordinary item of loss on early extinguishment of
      debt, net of income benefit                                     $     (5,610)  $          -   $          -
                                                                      ------------------------------------------
Basic average common shares outstanding                                    108,518        101,914         90,582
                                                                      ------------------------------------------
   Basic income per common share from continuing
      operations                                                      $       0.63   $       0.62   $       0.09
                                                                      ==========================================
   Basic income per common share from discontinued
      operations                                                      $       0.28   $       0.38   $       0.25
                                                                      ==========================================
   Basic income per common share from gain on sale of
      discontinued operations                                         $       2.12   $          -   $          -
                                                                      ==========================================
   Basic income per common share from extraordinary item              $      (0.05)  $          -   $          -
                                                                      ==========================================
   Basic net income per common share                                  $       2.98   $       1.00   $       0.34
                                                                      ==========================================
Diluted net income per common share computation:
   Income available to common shareholders from continuing
      operations                                                      $     68,860   $     63,370   $      8,577
   Interest paid on convertible debt, net of tax benefit (1)                 2,784          3,712              -
   Income available to common shareholders and assumed                ------------------------------------------
   conversions from continuing operations                             $     71,644   $     67,082   $      8,577
Income available to common shareholders from                          ------------------------------------------
      discontinued operations                                         $     30,020   $     38,663   $     22,633
                                                                      ------------------------------------------
   Average common shares outstanding                                       108,518        101,914         90,582
   Incremental shares from assumed conversions:
      Convertible debt (1)                                                   5,699          7,599              -
      Stock options                                                          2,665          3,596          4,735
                                                                      ------------------------------------------
   Diluted average common shares outstanding                               116,882        113,109         95,317
                                                                      ------------------------------------------
   Diluted income per common share from continuing
      operations                                                      $       0.61   $       0.59   $       0.09
                                                                      ==========================================
   Diluted income per common share from discontinued
      operations                                                      $       0.26   $       0.34   $       0.24
                                                                      ==========================================
   Diluted income per common share from gain on sale of
      discontinued operations                                         $       1.97   $          -   $          -
                                                                      ==========================================
   Diluted income per common share from extraordinary item            $      (0.05)  $          -   $          -
                                                                      ==========================================
   Diluted net income per common share                                $       2.79   $       0.93   $       0.33
                                                                      ==========================================
(1) The Company's convertible debt did not have a dilutive effect on earnings per share from  continuing  operations  during fiscal 1996 and the Fourth quarter of fiscal 1998.

     Options to purchase 2,201,757 shares of common stock that were outstanding during 1998 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

11. CONCENTRATION OF CREDIT RISK:

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

     In connection with the Company's sale of its health care operations, the Company entered into an agreement with the purchaser of the health care assets whereby the Company agreed to make advances to the company to fund its working capital requirements. Any amounts extended are collateralized by the assets of the related health care operations. As of December 31, 1998, the company had advanced approximately $15.9 million under this agreement. Additionally, the Company has $5.0 million in notes receivable from the purchasers of the health care opertaions related to the initial sale.

12. RESTRUCTURING OF OPERATIONS AND IMPAIRMENT CHARGE

     Restructuring and impairment charge. In December 1998, the Company's Board of Directors approved the Restructuring Plan to strengthen overall profitability of the Company by implementing a back office integration program and branch repositioning plan in an effort to consolidate or close branches whose financial performance does not meet the Company's expectations. Pursuant to the plan, the Company recorded a restructuring and impairment charge of $34,759. The restructuring component of the plan is based, in part, on the evaluation of objective evidence of probable obligations to be incurred by the Company or of specifically identified assets.

     The Company, formerly AccuStaff Incorporated, was formed in 1992 and grew over the next 6 1/2 years through both acquisitions and internal growth. Prior to the disposition of the Commercial operations and the Teleservices and Health Care divisions in 1998, the Company was largely organized and structured from an administrative, operations and systems capabilities standpoint as a commercial staffing business. The Restructuring Plan focuses on meeting the needs of an information technology and professional services company and is designed to result in a back office environment tailored to serve these businesses. Upon completion of the Restructuring Plan, certain back office operations will be centralized at the Company's headquarters and possibly one additional location, and certain positions which were necessary under the previous organizational and operational structure will be eliminated.

     The Restructuring Plan calls for the consolidation or closing of 23 Professional Services division branches, certain organizational improvements and the consolidation of 15 back office operations. This restructuring, which will result in the elimination of approximately 290 positions, will be completed over a 12- to 18-month period.

     The major components of the restructuring and impairment charge include:(1) costs to recognize severance and related benefits for the approximately 290 employees to be terminated of $7,494. The severance and related benefit accruals are based on the Company's severance plan and other contractual termination provisions. These accruals include amounts to be paid to employees upon termination of employment. Prior to December 31, 1998, management had approved and committed the Company to a plan that involved the involuntary termination of certain employees. The benefit arrangements associated with this plan were communicated to all employees in December 1998. The plan specifically identified the number of employees to be terminated and their job classifications. (2) costs to write down certain furniture, fixtures and computer equipment to net realizable value at branches not performing up to the Company's expectations of $2,476,(3) costs to write down goodwill associated with the acquisition of Legal Information Technology, Inc. which was acquired in January, 1996, calculated in accordance with SFAS 121 as described in Note 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies - Goodwill of $9,936 (4) costs to terminate leases and other exit and shutdown costs associated with the consolidated or closed branches including closing the facilities of $8,035 million, and (5) costs to adjust accounts receivable due to the expected increase in bad debts which results directly from the termination or change in client relationships which results when branch and administrative employees, who have the knowledge to effectively pursue collections are terminated of $6,818. These costs were based upon management's best estimates based upon available information.

     Since payments pursuant to the Restructuring Plan will not commence until fiscal 1999, there were no charges recognized by the Company against the restructuring reserve as of December 31, 1998, at which time the total restructuring reserve amount of $24,823 (which does not include the $9,936 goodwill impairment charge which was recorded against goodwill in the fouth quarter of fiscal 1999) was included in accounts payable and accrued liabilities Since payments pursuant to the Restructuring Plan will not commence until fiscal 1999.



13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents and its debt obligations. Management believes that these financial instruments bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying values for these instruments are reasonable estimates of fair value.


14.  SEGMENT REPORTING

     The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, issued during 1997, which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

     The Company has two reportable segments: information technology (IT) and professional services. The Company's reportable segments are strategic business units that offer different services and are managed separately as each business unit requires different resources and marketing strategies. The IT segment provides computer related consulting services. The professional segment provides personnel who perform specialized services such as accounting, legal, technical, outplacement and scientific. See Note 16 to the Consolidated Financial
Statements for information on the discontinued operations of the Company as these operations are not contained within the scope of this footnote. Discontinued operations included the Company's former Commercial, Teleservices and Health Care divisions.

     The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements, and all intersegment sales and transfers are eliminated.

     The Company does not have a material reliance on any one customer relationship as the Company is able to provide a breadth of services to numerous Fortune 1000 and other leading businesses.

     The Company evaluates segment performance based on revenues, gross margin and pre-tax income from continuing operations. The Company does not allocate income taxes or unusual items to the segments. The following table summarizes segment and geographic information:

                                                                                    Fiscal
                                                               ------------------------------------------------
                                                                    1998              1997             1996
---------------------------------------------------------------------------------------------------------------
Revenues
   IT                                                           $  1,164,140      $    780,634      $    400,408
   Professional                                                      537,973           383,490           179,608
                                                                ------------      ------------      ------------
         Total Revenues                                         $  1,702,113      $  1,164,124      $    580,016
                                                                ============      ============      ============
Gross Profit
   IT                                                           $    301,816      $    209,170      $    107,869
   Professional                                                      165,760           119,345            45,333
                                                                ------------      ------------      ------------
         Total Gross Profit                                     $    467,576      $    328,515      $    153,202
                                                                ============      ============      ============
Income from Operations
   IT                                                           $    114,332      $     79,339       $    20,673
   Professional                                                       51,588            37,449            10,571
                                                                ------------      ------------      ------------
                                                                     165,920           116,788            31,244
   Restucturing and impairment charges and
        Other expenses                                                48,734            14,615             2,974
                                                                ------------      ------------      ------------
         Total pre-tax income from Continuing Operations        $    117,186      $    102,173      $     28,270
                                                                ============      ============      ============
Assets
   IT                                                           $  1,037,722      $    687,283
   Professional                                                      400,563           330,553
                                                                ------------      ------------
                                                                   1,438,285         1,017,836
   Corporate                                                         133,596           384,790
                                                                ------------      ------------
         Total Assets                                           $  1,571,881      $  1,402,626
                                                                ============      ============
Geographic Areas
   Revenues
      United States                                             $  1,348,120      $  1,074,183      $    580,016
      U.K.                                                           329,746            73,679                 -
      Other                                                           24,247            16,262                 -
                                                                ------------      ------------      ------------
         Total                                                  $  1,702,113      $  1,164,124      $    580,016
                                                                ============      ============      ============
   Identifiable Assets
      United States                                             $  1,222,821      $  1,175,056
      U.K.                                                           345,182           222,095
      Other                                                            3,878             5,475
                                                                ------------      ------------
         Total                                                  $  1,571,881      $  1,402,626
                                                                ============      ============

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     For the Three Months Period Ended                  For the
                                       ----------------------------------------------------------     Year Ended
                                          Mar. 31,        June 30,       Sept. 30,       Dec. 31,       Dec. 31,
                                            1998            1998           1998           1998(1)         1998
-------------------------------------------------------------------------------------------------   ---------------
Revenue                                 $   374,492   $    425,383    $    441,580   $    460,658   $  1,702,113
Gross profit                                104,443        117,810         120,700        124,623        467,576
Income from continuing operations            22,097         24,124          22,021            618         68,860
Income from discontinued operations,
   net of taxes                              10,479         12,634           6,907              -         30,020
Gain on sale of discontinued
   operations, net of taxes (1)                   -              -         216,365         14,196        230,561
Extraordinary item of loss on early
   extinguishment of debt, net of
   benefit                                        -              -               -         (5,610)        (5,610)
Net income                                   32,576         36,758         245,293          9,204        323,831
Basic income per common share from
   continuing operations                       0.21           0.22            0.20           0.01           0.63
Basic income per common share from
   discontinued operations                     0.10           0.11            0.06              -           0.28
Basic income per common share from
   gain on sale of discontinued
   operations                                     -              -            1.94           0.13           2.12
Basic income per common share from
   extraordinary item                             -              -               -          (0.05)         (0.05)
Basic net income per common share              0.31           0.33            2.20           0.09           2.98
Diluted income per common share from
   continuing operations                       0.20           0.21            0.19           0.01           0.61
Diluted income per common share from
   discontinued operations                     0.09           0.10            0.06              -           0.26
Diluted income per common share from
   gain on sale of discontinued
   operations                                     -              -            1.79           0.13           1.97
Diluted income per common share from
   extraordinary item                             -              -               -          (0.05)         (0.05)
Diluted net income per common share     $      0.29   $       0.31    $       2.04   $       0.09   $       2.79

                                                     For the Three Months Period Ended                  For the
                                       ----------------------------------------------------------     Year Ended
                                          Mar. 31,        June 30,       Sept. 30,      Dec. 31,        Dec. 31,
                                            1997            1997           1997           1997           1997
-------------------------------------------------------------------------------------------------   ---------------
Revenue                                 $   242,234   $    273,675    $    302,271   $    345,944   $  1,164,124
Gross profit                                 65,413         75,888          87,991         99,223        328,515
Income from continuing operations            14,750         12,886          16,549         19,185         63,370
Income from discontinued operations,
   net of taxes                               6,711         11,001          12,142          8,809         38,663
Net income                                   21,461         23,887          28,691         27,994        102,033
Basic income per common share from
    continuing operations                      0.14           0.13            0.16           0.19           0.62
Basic income per common share from
    discontinued operations                    0.07           0.11            0.12           0.08           0.38
Basic net income per common share              0.21           0.24            0.28           0.27           1.00
Diluted income per common share from
   continuing operations                       0.14           0.12            0.15           0.18           0.59
Diluted income per common share from
   discontinued operations                     0.06           0.10            0.11           0.07           0.34
Diluted net income per common share     $      0.20   $       0.22    $       0.26   $       0.25   $       0.93

     (1) In the fourth quarter of 1998, the Company recorded a restructuring and impairment charge of $34,759. See Note 12 to the Consolidated Financial Statements for further discussion on the restructuring and impairment charge.

     (2) During the fourth quarter of 1998, the Company recorded adjustments to estimated costs relating to the third quarter gain on sale of net assets of discontinued operations to reflect the final determination of transaction related costs and income taxes.

16.  DISCONTINUED OPERATIONS


     Effective September 27, 1998 and March 30, 1998, the Company sold its Commercial operations and Teleservices division, and the operations and certain assets of its Health Care division, respectively, (jointly the "Commercial Businesses"). As a result, the Commercial Businesses have been reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the Commercial Businesses. The Commercial operations and Teleservices division were sold with a final adjusted purchase price of $826.2 million in cash to Randstad U.S., L.P. ('Randstad'), the U.S. operating company of Ranstad Holding nv, an international staffing company based in The Netherlands. The after-tax gain on the sale was $230.6 million. The operations and certain assets of the Health Care division were sold for consideration of $8.0 million, consisting of $3.0 million in cash and $5.0 million in a note receivable due March 30, 2000 bearing interest at 2% in excess of the prime rate. The after-tax gain on the sale was $0.1 million

     In connection with the Company's sale of its health care operations, the Company entered into an agreement with the purchaser of the health care assets whereby the Company agreed to extend capital to the purchaser to fund its working capital requirements. Any amounts extended are collateralized by the accounts receivable and certain other assets of the related health care operations. Any advances made under this agreement accrue interest at 10% per year. As of December 31, 1998, the Company had extended approximately $15.9 million under this agreement.

     The sale of the Commercial Businesses represents the disposal of a segment of the Company's business. Accordingly, the financial statements for the years ended December 31, 1998, 1997 and 1996 have been reclassified to separate the revenues, costs and expenses, assets and liabilities, and cash flows of the Commercial Businesses sold. The net operating results of the Commercial Businesses have been reported, net of applicable income taxes, as 'Income from Discontinued Operations'. The net assets of the Commercial Businesses have been reported as 'Net Assets of Discontinued Operations'; and the net cash flows of the Commercial Businesses have been reported as 'Net Cash Used In Discontinued Operations'.

Summarized financial information for the discontinued operations follows:

      For the years ended
      December 31                                               1998              1997              1996
      (dollars in thousands)
      Revenue                                              $     919,400     $   1,260,702     $   1,031,431
      Cost of Revenue                                            708,930           975,489           807,940
      Operating Expense                                          156,180           215,437           181,350
           Operating Income                                       54,290            69,776            42,141
      Interest, net                                                4,200             4,374               429
      Provision for income taxes                                  20,070            26,739            19,079
           Income from discontinued operations                    30,020            38,663            22,633

     Results of the discontinued Commercial Business include the allocation of certain net common expenses for corporate support and back office functions totaling approximately $0.9 million, $1.2 million, and $1.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. Corporate support and back office allocations are based on the ratio of the Company's consolidated revenues, operating income and assets to that of the discontinued Commercial Business. Additionally, the results of discontinued operations include allocations of consolidated interest expense totaling $4.2 million, $4.4 million and $0.4 million for fiscal 1998,1997 and 1996, respectively. Interest expense is allocated based on the historic funding needs of the discontinued operations, using a rate that approximates the weighted average interest rate outstanding for the Company for each fiscal year presented. Historic funding needs include: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs. The net assets of the Company's discontinued operations are as follows:

                                                              December 31,
     (dollars in thousands)                                       1997
     Receivables                                             $   195,415
     Other current assets                                         60,674
          Total current assets                                   256,089

     Furniture, Equipment and Leasehold Improvements, net         21,210
     Goodwill, net                                               189,659
     Other Assets                                                  9,581
          Total Assets                                           476,539

     Current Liabilities                                          79,623
     Non-current liabilities                                      30,871
          Total liabilities                                      110,494
                                                            ----------------
             Total Net assets of discontinued operations      $  366,045
                                                            ================



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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the sections entitled 'Certain Relationships and Related Transactions'; and 'Compensation Committee Interlocks and Insider Participation' contained in the Proxy Statement.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1.  Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Accountants

Consolidated  Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Income for each of the three years in the period ended December 31, 1998

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998

Notes to Consolidated Financial Statements.

      2. Financial Statement Schedules

               Financial statement schedules required to be included in this report are either shown in the financial statements and notes thereto included in Item 8 of this report or have been omitted because they are not applicable.

      3. Exhibits


         3.1      Amended and restated Articles of Incorporation.(1)

         3.2      Amended and Restated Bylaws.

         10.1     AccuStaff Incorporated Employee Stock Plan. (2)

         10.2 AccuStaff Incorporated amended and restated Non-Employee Director Stock Plan.

         10.3     Form of Employee Stock Option Award Agreement. (2)

         10.4 Form of Non-Employee Director Stock Option Award Agreement, as amended.

         10.5     Profit Sharing Plan. (2)

         10.6 Revolving Credit and Reimbursement Agreement by and between the Company and NationsBank National Association as Administration Agent and certain lenders named therein, dated October 30, 1998.

         10.7     Employment Agreement with Derek E. Dewan, as amended. (3)

         10.8 Modis Professional Services, Inc., 1995 Stock Option Plan, as amended.

         10.9 Form of Stock Option Agreement under Modis Professional Services, Inc.amended and restated 1995 Stock Option Plan. (5)

         10.10    Executive Employment Agreement with Michael D. Abney.  (1)


         10.11    Executive Employment Agreement with Marc M. Mayo.

         10.12    Form of Director's and Officer's Indemnification Agreement.(2)

         10.13    Executive Employment Agreement with Timothy D. Payne

         21.1     Subsidiaries of the Registrant.

         23.1     Consent of PricewaterhouseCoopers LLP.

         27       Financial Data Schedule

(1) Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed July 14, 1998.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-79806).

(3) Employment Agreement, First, Second and Third Amendments incorporated by reference to the Company's Registration Statement on Form S-1, filed August 29, 1996(Reg. No. 33-96372). Fourth Amendment incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

(5) Incorporated by reference to the Company's Registration on Form S-8 (No. 333-49495).

(b) Reports on Form 8-K. The Registrant filed the following reports on Form 8-K during the fourth quarter of 1998:

         (i)  Form 8-K dated October 1, 1998 as  amended by  Forms 8-K/A   dated
              October 16, 1998, and  November 13, 1998, reporting the following:

              1. The completion of the sale of its commercial staffing business to Randstad U.S., L.P. filed pursuant to Item 2.

              2. The change of the Company's name from AccuStaff Incorporated to Modis Professional Services, Inc., and the change of the Company's trading symbol on the New York Stock Exchange from 'ASI' to 'MPS' filed pursuant to Item 5.

              3. The Company's Notice of Redemption to the holders of the Company's 7% Convertible Senior Notes due 2002 filed pursuant to Item 5. Included in such Form 8-K, as amended, were: (a) unaudited pro forma condensed consolidated balance sheet as of June 30, 1998; (b) unaudited pro forma condensed consolidated statement of income for the year ended December 31, 1997; (c) unaudited pro forma condensed consolidated statement of income for the six months ended June 30, 1998; and (d) notes to unaudited pro forma condensed consolidated financial statements.

         (ii) Form 8-K dated November 13, 1998, reporting the closing of the sale of the operations and certain assets of its Commercial Businesses to Randstad U.S., L.P. filed pursuant to Item 5 of Form 8-K. Included in such Form 8-K were: (a) audited consolidated financial statements; (b) management's discussion and analysis of results of operations for the three years in the period ended December 31, 1997 and as of December 31, 1997 and 1996; and (c) selected financial highlights.

(c) The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedule - not applicable.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODIS PROFESSIONAL SERVICES, INC.



By:  /s/ Derek E. Dewan
   --------------------------
Derek E. Dewan
President, Chairman of
the Board and Chief Executive
Officer

Date: March 30, 1999

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                  Title                     Date




/s/ DEREK E. DEWAN       President, Chairman       March 30, 1999
----------------------   of the Board and Chief
Derek E. Dewan           Executive Officer

/s/ MICHAEL D. ABNEY     Senior Vice President,    March 30, 1999
----------------------   Chief Financial Officer,
Michael D. Abney         Treasurer, and Director

/s/ ROBERT P. CROUCH     Vice President and        March 30, 1999
----------------------   Chief Accounting Officer
Robert P. Crouch

/s/ JOHN K. ANDERSON, JR.    Director              March 30, 1999
----------------------
John K. Anderson

/s/ T. WAYNE DAVIS           Director              March 30, 1999
----------------------
T. Wayne Davis

/s/ DANIEL M. DOYLE          Director              March 30, 1999
----------------------
Daniel M. Doyle

/s/ PETER J. TANOUS          Director              March 30, 1999
----------------------
Peter J. Tanous

EXHIBIT INDEX

3.2    Amended and restated bylaws

10.2 AccuStaff Incorporated amended and restated non-employee director stock option plan

10.6   Revolving Credit and Reimbursement Agreement

10.7   Fifth amendment to employment agreement of Derek E. Dewan

10.8 Modis Professional Services, Inc., 1995 Stock Option Plan, as amended.

10.11  Executive employment agreement of Marc M. Mayo

10.13  Executive employment agreement of Timothy D. Payne

23     Consents of Experts and Counsel

27     Financial Data Schedule