Form 10-Q
period 1999-03-31
MODIS PROFESSIONAL SERVICES INC
filed 1999-05-17
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 For the quarterly period ended March 31, 1999
                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. April 30, 1999.

Common Stock, $0.01 par value         Outstanding:  95,881,907 (No. of  shares)

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements, including but not limited to all of the information under Part I, Item 3, under 'Quantitative and Qualitative Disclosures About Market Risk' (except for historical data). These forward-looking statements are subject to risks, uncertainties or assumptions and may be affected by other factors, including but not limited to: the matters discussed in Part I, Item 2, under 'Three months ended March 31, 1999 compared to three months ended March 31, 1998 - Revenue,' under Part 1, Item 2 'Other Matters - Year 2000 Compliance,' under Part 1, Item 2 'Factors Which May Impact Future Results and Financial Information,' fluctuations in the economy and financial markets in general and in the Company's industry in particular, industry trends towards consolidating vendor lists, the demand for the Company's services, including the impact of changes in utilization rates and effects of the Year 2000 on spending for non-Year 2000 related items, consolidation of major customers, the effect of competition, including the Company's ability to expand into new markets and to maintain profit margins in the face of pricing pressures and wage inflation, the Company's ability to retain significant existing customers or obtain new customers, the Company's ability to recruit, place and retain consultants and professional employees, the Company's ability to identify and complete acquisition targets and to successfully integrate acquired operations into the Company, possible changes in governmental regulations affecting the Company's operations, including possible changes to regulations relating to benefits for consultants and temporary personnel, unexpected fluctuations in interest rates or foreign currency exchange rates, exposure to Year 2000 liability from the Company's Year 2000 remediation and other IT services, loss of key employees, the ability of the Company to successfully complete its previously announced Integration and Strategic
Repositioning Plan, and other factors discussed in the Company's previous filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements are based on beliefs and assumptions of the Company's management and on information then currently available to management. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events. Undue reliance should not be placed on such forward-looking statements. Forward-looking statements are not guarantees of performance.



                                 Modis Professional Services, Inc. and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.......................     3

             Condensed Consolidated Statements of Income for the Three Months ended March 31, 1999 and 1998.........     4

             Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 1999 and 1998.....     5

             Notes to Condensed Consolidated Financial Statements...................................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..................     9

Item 3       Quantitative and Qualitive Disclosure About Market Risks...............................................    14

Part II      Other Information

Item 1       Legal Proceedings......................................................................................    16

Item 2       Changes in Securities and Use of Proceeds..............................................................    16

Item 3       Defaults Upon Senior Securities........................................................................    16

Item 4       Submission of Matters to a Vote of Security Holders....................................................    16

Item 5       Other Information......................................................................................    16

Item 6       Exhibits and Reports on Form 8-K.......................................................................    16

             Signatures.............................................................................................    17

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollar amounts in thousands except per share amounts)

                                                                         March 31, 1999       December 31, 1998
                                                                       -------------------    -------------------
                                                                           (unaudited)
                               Assets
Current assets:
   Cash and cash equivalents                                            $          39,620      $         105,816
   Accounts receivable, net                                                       351,683                327,185
   Prepaid expenses                                                                 7,841                 11,219
   Deferred income taxes                                                           14,856                 16,858
   Other                                                                           29,231                 28,460
                                                                       -------------------    -------------------

      Total current assets                                                        443,231                489,538

Furniture, equipment and leasehold improvements, net                               38,651                 37,577
Goodwill, net                                                                   1,029,416              1,025,240
Other assets                                                                       17,699                 19,526
                                                                       -------------------    -------------------

      Total assets                                                        $     1,528,997        $     1,571,881
                                                                       ===================    ===================
                Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                                        $             948        $        15,988
   Accounts payable and accrued expenses                                          127,948                206,681
   Accrued payroll and related taxes                                               70,072                 60,844
   Income taxes payable                                                            47,529                189,887
                                                                       -------------------    -------------------

      Total current liabilities                                                   246,497                473,400

Notes payable, long-term portion                                                  162,866                 15,525
Deferred income taxes                                                              12,493                 12,846
                                                                       -------------------    -------------------
      Total liabilities                                                           421,856                501,771
                                                                       -------------------    -------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;  10,000,000 shares authorized;
      no shares issued and outstanding                                                  -                      -
   Common stock, $.01 par value;  400,000,000 shares authorized
      95,798,567 and 96,306,323 shares issued and outstanding on
      March 31, 1999 and December 31, 1998, respectively                              958                    963
Additional contributed capital                                                    578,648                563,728
Retained earnings                                                                 529,127                504,899
Accumulated other comprehensive income                                             (1,592)                   520
                                                                       -------------------    -------------------
      Total stockholders' equity                                                1,107,141              1,070,110
                                                                       -------------------    -------------------

      Total liabilities and stockholders' equity                          $     1,528,997        $     1,571,881
                                                                       ===================    ===================

See accompanying notes to condensed consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)
(dollar amounts in thousands except per share amounts)

                                                                      Three Months Ended
                                                             --------------------------------------
                                                                  March 31,            March 31,
                                                                    1999                 1998
                                                                (unaudited)           (unaudited)
                                                             -----------------     ----------------

Revenue                                                       $       482,866       $      374,492
Cost of revenue                                                       352,941              270,049
                                                             -----------------     ----------------
   Gross profit                                                       129,925              104,443
                                                             -----------------     ----------------
Operating expenses:
   General and administrative                                          79,352               55,591
   Depreciation and amortization                                       10,883                7,563
                                                             -----------------     ----------------
      Total operating expenses                                         90,235               63,154
                                                             -----------------     ----------------
         Income from operations                                        39,690               41,289
                                                             -----------------     ----------------
Other income (expense):
   Interest expense                                                    (1,271)              (6,697)
   Interest income and other, net                                       1,592                  763
                                                             -----------------     ----------------
     Total other income (expense)                                         321               (5,934)

Income from continuing operations before
   provision for income taxes                                          40,011               35,355
Provision for income taxes                                             15,783               13,258
                                                             -----------------     ----------------
Income from continuing operations                                      24,228               22,097
Income from discontinued operations, net of income
   taxes of $6,288 for 1998                                                 -               10,479
                                                             -----------------     ----------------
Net income                                                    $        24,228        $      32,576
                                                             =================     ================
Basic income per common share:
   from continuing operations                                 $          0.25        $        0.21
                                                             =================     ================
   from discontinued operations                               $             -        $        0.10
                                                             =================     ================
Basic net income per common share                             $          0.25        $        0.31
                                                             =================     ================
Diluted income per common share:
   from continuing operations                                 $          0.25        $        0.20
                                                             =================     ================
   from discontinued operations                               $             -        $        0.09
                                                             =================     ================
Diluted net income per common share                           $          0.25        $        0.29
                                                             =================     ================
Average common shares outstanding, basic                               96,290              105,268
                                                             =================     ================
Average common shares outstanding, diluted                             96,924              117,003
                                                             =================     ================


See accompanying notes to condensed consolidated financial statements.




Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollar amounts in thousands except for per share amounts)

                                                                      Three Months Ended
                                                                -------------------------------
                                                                   March 31,       March 31,
                                                                     1999            1998
                                                                  (unaudited)     (unaudited)
                                                                --------------- ---------------
Cash flows from operating activities:

   Income from continuing operations                               $    24,228    $     22,097
      Adjustments  to net  income to net cash  provided
         by (used in)  operating activities:
            Depreciation and amortization                               10,883           7,563
            Deferred income taxes                                        1,616           1,028
            Changes in certain assets and liabilities:
               Accounts receivable                                     (24,905)        (43,349)
               Prepaid expenses and other assets                         5,333         (10,294)
               Accounts payable and accrued expenses                    (3,737)         10,028
               Accrued payroll and related taxes                        15,040           8,931
               Other, net                                                  804           3,933
                                                                --------------- ---------------
                 Net cash provided by (used in) operating
                    activities                                          29,262             (63)
                                                                --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                    (4,003)         (4,497)
   Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                               (47,501)        (45,655)
   Income taxes and other cash expenses related to sale of
      net assets of discontinued commercial operations                (185,409)              -
   Advances associated with sale of assets of discontinued
      health care operations, net of repayments                         (2,000)              -
                                                                --------------- ---------------
                  Net cash used in investing activities               (238,913)        (50,152)
                                                                --------------- ---------------

Cash flows from financing activities:
   Repurchases of common stock, net of refunds                          11,876               -
   Proceeds from stock options exercised                                 1,539          25,839
   Borrowings on indebtedness                                          150,000          71,509
   Repayments on indebtedness                                          (19,324)        (30,063)
                                                                --------------- ---------------
                  Net cash provided by financing activities            144,091          67,285
                                                                --------------- ---------------
Effect of exchange rate changes on cash and cash equivalents              (636)            895

Net (decrease) increase in cash and cash equivalents                   (66,196)         17,965

Cash provided by discontinued operations                                     -           5,541

Cash and cash equivalents, beginning of period                         105,816          23,938
                                                                --------------- ---------------
Cash and cash equivalents, end of period                                39,620          47,444
                                                                =============== ===============


Supplemental noncash investing information:

During the first quarter of 1998, the Company issued 4,598,698 shares of its common stock, with a fair value of $130,000 in exchange for all the outstanding common stock of Actium, Incorporated.

See accompanying notes to condensed consolidated financial statements.


Modis Professional Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollar amounts in thousands except for per share amounts)


1.  Basis of Presentation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 31, 1999.

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

2.   Restructuring of Operations

In December 1998, the Company's Board of Directors approved an Integration and Strategic Repositioning Plan to strengthen the overall profitability of the
Company by implementing a back office integration program and branch repositioning plan in an effort to consolidate or close branches whose financial performance did not meet the Company's expectations. Pursuant to the Plan, during the fourth quarter of 1998 the Company recorded a restructuring and impairment charge of $34,759. The restructuring component of the Plan is based, in part, on the evaluation of objective evidence of probable obligations to be incurred by the Company or impairment of specifically identified assets.

The Plan calls for the consolidation or closing of 23 Professional Services division branches, certain organizational improvements and the consolidation of 15 back office operations. This restructuring, which will result in the elimination of approximately 290 positions, will be completed over a 12- to 18-month period, which began during the first quarter of 1999.

The major components of the restructuring and impairment charge include:(1) costs of $7,494 to recognize severance and related benefits for the approximately 290 employees to be terminated. The severance and related benefit accruals are based on the Company's severance plan and other contractual termination provisions. These accruals include amounts to be paid to employees upon termination of employment. Prior to December 31, 1998, management had approved and committed the Company to a plan that involved the involuntary termination of certain employees. The benefit arrangements associated with this plan were communicated to all employees in December 1998. The plan specifically identified the number of employees to be terminated and their job classifications; (2) costs of $2,476 to write down certain furniture, fixtures and computer equipment to net realizable value at branches not performing up to the Company's expectations; (3) costs of $9,936 to write down goodwill associated with the acquisition of Legal Information Technology, Inc. which was acquired in January 1997, calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 in the fourth quarter of 1998; (4) costs of $8,035 to terminate leases and other exit and shutdown costs associated with the consolidated or closed branches including closing the facilities; and (5) costs of $6,818 to adjust accounts receivable due to the expected increase in bad debts which results directly from the termination or change in client relationships which results when branch and administrative employees, who have the knowledge to effectively pursue collections are terminated. These costs are based upon management's best estimates based upon available information.

The following table summarizes the restructuring activity through March 31, 1999 (in millions):

                                Payments To        Write-Down Of        Payments On
                                 Employees       Certain Property,       Cancelled          Write-Down Of
                               Involuntarily         Plant and           Facility              Certain
                               Terminated (a)      Equipment (b)         Leases (a)        Receivables (b)         Total
                             -----------------   ------------------   ----------------   ------------------   ---------------
Balances as of
   December 31, 1998         $     7,494         $     2,476          $     8,035        $     6,818          $     24,823
Charges during the
   three months ended
   March 31, 1999                 (1,959)               (125)                (308)                 -                (2,392)
                                  -------             -------              -------            -------               -------
Balances as of
   March 31, 1999            $     5,535         $     2,351          $     7,727        $     6,818          $     22,431
                                  =======             =======              =======            =======               =======


(a): Cash;  (b): Noncash

As of March 31, 1999, the $22,431 balance in the restructuring accrual was included in the balance sheet caption 'Accounts payable and accrued expenses'.


3.   Segment Reporting

The Company discloses segment information in accordance with SFAS No. 131, 'Disclosure About Segments of an Enterprise and Related Information,' which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

The Company has two reportable segments: information technology (IT) and professional services. The Company's reportable segments are strategic business units that offer different services and are managed separately as each business unit requires different resources and marketing strategies. The IT segment provides computer related consulting services. The professional services segment provides personnel who perform specialized services such as accounting, legal, technical, outplacement and scientific. Discontinued operations of the Company are not contained within the scope of this footnote.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements on Form 10-K filed with the SEC on March 31, 1999, and all intersegment sales and transfers are eliminated.

No one customer represents more than 5% of the Company's overall revenue. Therefore, the Company does not believe it has a material reliance on any one customer as the Company is able to provide services to numerous Fortune 1000 and other leading businesses.

The Company evaluates segment performance based on revenues, gross margin and pre-tax income from continuing operations. The Company does not allocate income taxes or unusual items to the segments. The following table summarizes segment and geographic information:

                                                                            March 31,
                                                               -------------------------------
                                                                     1999              1998
----------------------------------------------------------------------------------------------
Revenue
   IT                                                           $    343,913      $    253,013
   Professional                                                      138,953           121,479
                                                                ------------      ------------
         Total Revenue                                          $    482,866      $    374,492
                                                                ============      ============
Gross Profit
   IT                                                           $     84,584      $     66,125
   Professional                                                       45,341            38,318
                                                                ------------      ------------
         Total Gross Profit                                     $    129,925      $    104,443
                                                                ============      ============
Pre-tax Income from Continuing Operations
   IT                                                           $     28,385      $     24,236
   Professional                                                       11,626            11,119
                                                                ------------      ------------
         Total Pre-tax Income from Continuing Operations        $     40,011      $     35,355
                                                                ============      ============

Geographic Areas
   Revenues
      United States                                             $    392,479      $    326,633
      U.K.                                                            84,831            41,792
      Other                                                            5,556             6,067
                                                                ------------      ------------
         Total                                                  $    482,866      $    374,492
                                                                ============      ============



                                                                   March 31,      December 31,
                                                               -------------------------------
                                                                     1999              1998
----------------------------------------------------------------------------------------------

Assets
   IT                                                           $  1,066,393      $  1,037,722
   Professional                                                      396,935           400,563
                                                                ------------      ------------
                                                                   1,463,328         1,438,285
   Corporate                                                          65,669           133,596
                                                                ------------      ------------
         Total Assets                                           $  1,528,997      $  1,571,881
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $  1,148,446      $  1,222,821
      U.K.                                                           367,852           345,182
      Other                                                           12,699             3,878
                                                                ------------      ------------
         Total                                                  $  1,528,997      $  1,571,881
                                                                ============      ============


4.   Comprehensive Income

The Company discloses other comprehensive income in accordance with SFAS No. 130, 'Reporting Comprehensive Income'. As of March 31, 1999 and December 31, 1998, the balances shown in the balance sheet caption 'Accumulated other comprehensive income' consist of foreign currency translation items. A summary of the foreign currency translations for the three months ended March 31, 1999 and 1998 is as follows:

                                          Before-Tax
                                            Amount          Income           After-Tax
Three Months Ended,                      gain (loss)         Tax              Amount
----------------------------------------------------------------------------------------
March 31, 1998                            $     895         $   -            $     895
March 31, 1999                            $  (2,112)            -               (2,112)

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During fiscal 1998, the Company sold its assets that were unrelated to its Information Technology and Professional Services divisions. Effective March 30, 1998, the Company sold the Health Care division for consideration of $8.0 million, consisting of $3.0 million in cash and $5.0 million in a note receivable due March 30, 2000 bearing interest at 2% in excess of the prime rate. In addition, the Company retained the accounts receivable of the Health Care division of approximately $28.2 million. On September 27, 1998, the Company sold its Commercial operations and its Teleservices division for $850 million, prior to any purchase price adjustments, for cash.

As a result of these transactions, the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been reclassified to report the results of operations of its Commercial, Teleservices and Health Care divisions as discontinued operations for all periods presented.

The following detailed analysis of operations should be read in conjunction with the 1998 Financial Statements and related notes included in the Company's Form 10-K filed on March 31, 1999.


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Results from Continuing Operations

Revenue. Revenue increased $108.4 million, or 28.9%, to $482.9 million in the three months ended March 31, 1999, from $374.5 million in the year earlier period. The increase was attributable by division to: Information Technology, $90.9 million or an increase of 35.9%, and Professional Services, $17.5 million or an increase of 14.4%. The increases in the Information Technology and Professional Services divisions were due to both internal growth and to the revenues of acquired companies. The revenue for the Company's Information Technology division is obtained through the modis Solutions and modis Consulting business units. modis Solutions provided approximately 31.1% and 23.0% of the division's revenue for the three months ended March 31, 1999 and 1998, as compared to 68.9% and 77.0% which was provided by the division's modis
Consulting unit during the same respective periods. The Company plans to continue to expand the percentage of revenue contributed through its modis Solutions unit as it expands that unit's offerings throughout the offices of the modis Consulting unit through various cross-selling efforts.

Management has observed a current trend in the industry which may possibly enhance the effectiveness of its strategy. This trend involves the movement of large users of IT services to larger national and international providers of IT services. The Company has seen a trend among large national and international customers towards scaled back, preferred vendor lists for supplying IT services. The Company believes it is well positioned as one of the companies which can successfully offer services to these customers and achieve selection as a preferred provider. Approximately 2.7% of the IT division's total revenue is derived from two United Kingdom customers. If these or other customers reduce spending on IT services or exclude the Company from their vendor lists, then the fiscal 1999 IT division revenues may experience a decrease if the revenue associated with such customers cannot be replaced.

Another trend in the industry that may limit the Company's operating strategy has been articulated by some industry analysts. These industry analysts have speculated that non Year 2000 related IT spending may be negatively affected in the third and fourth quarter of fiscal 1999. This theory speculates, among other things, that customers will focus their efforts in the third and fourth quarters of fiscal 1999 on testing and implementing legacy systems which have undergone Year 2000 remediation. The theory further speculates that this focus will result in a curtailment of spending on such IT services as ERP implementation and custom software development during 1999. As the Company's modis Solutions unit provides ERP implementation and custom software development services, if spending is curtailed, the Company may possibly experience some weakness in its ERP practice.

The Company's Professional Services division consists of the accounting and finance, legal, technical and engineering, career management and consulting and scientific units which contributed 36.9%, 14.7%, 31.7%, 11.3% and 5.4%, respectively, of the Professional Services division's revenues by group during the three months ended March 31, 1999 as compared to 32.6%, 16.3%, 35.4%, 9.4% and 6.3%, respectively, during the year earlier period.

During the first quarter of 1999, the Company created and filled the position of President and COO of the Professional Services division. This position will be responsible for the operations of all business units of the Professional Services division. The Company believes this position will create inertia to improve the platform for better operational results throughout the entire
Professional Services division. Additionally, the Special Counsel unit of the Professional Services division formed strategic alliances with International Paper and The Document Company Xerox in the three months ended March 31, 1999.

Gross Profit. Gross profit increased $25.5 million, or 24.4%, to $129.9 million in the three months ended March 31, 1999, from $104.4 million in the year earlier period. Gross margin decreased to 26.9% from 27.9% for the same respective periods. The gross margin in the IT division decreased from 26.1% to 24.6% for the three months ended March 31, 1998 and 1999, respectively. The overall decrease in the IT division's gross margin was mainly due to the increased percentage of the Information Technology division's revenues generated by the U.K. operations, which generally contribute a lower gross margin percentage. The gross margin in the Professional Services division increased to 32.6% in the three months ended March 31, 1999 from 31.5% in the year earlier period.

Operating Expenses. Operating expenses increased $27.0 million, or 42.7%, to $90.2 million in the three months ended March 31, 1999, from $63.2 million in the year earlier period. Operating expenses as a percentage of revenue increased to 18.7% in the three months ended March 31, 1999, from 16.9% in the year earlier period. The Company's general and administrative ("G&A") expenses increased $23.8 million or 42.8% to $79.4 million in the three months ended March 31, 1999, from $55.6 million in the year earlier period. The increase in G&A expenses was primarily related to the effects of acquisitions made by the Company, internal growth of the operating companies post-acquisition, investments made to improve infrastructure and to develop technical practices and increased expenses at the corporate level to support the growth of the Company, including sales, marketing and brand recognition. Included in G&A expenses during both the three months ended March 31, 1999 and 1998 are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to the Year 2000 as it relates to the Company's business, operations, customers and vendors. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future. See 'OTHER MATTERS - Year 2000 Compliance' below.

Income from Operations. Income from operations decreased $1.6 million, or 3.9%, to $39.7 million in the three months ended March 31, 1999, from $41.3 million in the year earlier period. Income from operations as a percentage of revenue decreased to 8.2% in the three months ended March 31, 1999, from 11.0% in the year earlier period.

Other Income (Expense). Interest expense decreased $5.4 million, or 80.6%, to $1.3 million in the three months ended March 31, 1999, from $6.7 million in the year earlier period. Immediately subsequent to the sale of the Company's Commercial operations and Teleservices divisions in September 1998, the Company paid off and terminated the Company's then existing credit facility. The new and currently existing facility did not have a balance at December 31, 1998 and the Company did not begin borrowing on the facility until late in the three month period ended March 31, 1999. Interest expense was more than offset in the three months ended March 31, 1999 by interest and other income of $1.6 million from
(1) investment income from certain investments owned by the Company and (2) interest income earned from cash on hand at certain subsidiaries of the Company.

Income Taxes. The Company's effective tax rate was 39.4% in the three months ended March 31, 1999, compared to 37.5% in the year earlier period. The increase in the effective tax rate was due to the increase in certain non-deductible expense items, the majority of which is non-deductible goodwill amortization resulting from tax-free mergers accounted for under the purchase method of accounting.

Income from Continuing Operations. As a result of the foregoing, income from continuing operations increased $2.1 million, or 9.5%, to $24.2 million in the three months ended March 31, 1999, from $22.1 million in the year earlier period. Income from continuing operations as a percentage of revenue decreased to 5.0% in the three months ended March 31, 1999, from 5.9% in the year earlier period.

Results from Discontinued Operations

Income from Discontinued Operations. Income from the discontinued commercial operations, after tax, were $10.5 million for the three months ended March 31, 1998. Additionally, for the three months ended March 31, 1998, reported revenues from discontinued operations were $319.0 million and operating income for the discontinued operations were $18.1 million. Results of discontinued operations include allocations of consolidated interest expense totaling $1.4 million for the three months ended March 31, 1998. The allocations were based on the historic funding needs of the discontinued operations, including: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs. Due to the sale of the Commercial operations and Teleservices division on September 27, 1998, and the sale of the Health Care division on March 30, 1998, the three months ended March 31, 1999 results did not include any operations of the Commercial, Teleservices or Health Care divisions.

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

The Company had working capital of $196.7 million and $16.1 million as of March 31, 1999 and December 31, 1998, respectively. The Company had cash and cash equivalents of $39.6 million and $105.8 million as of March 31, 1999 and December 31, 1998, respectively. The principal reasons for the increase in the Company's working capital is that included in current liabilities at December 31, 1998 were (1) amounts related to earn-out payments due to the former owners of acquired companies and (2) a $175 million current tax liability relating to the sale of its Commercial operations and Teleservices division. The majority of these amounts were paid in the first quarter of fiscal 1999. For the three months ended March 31, 1999 and 1998, the Company generated $29.3 million of cash flows from operations during the three months ended March 31, 1999 versus using $0.06 million during the same period in fiscal 1998. The increase in cash flow from operations in the three months ended March 31, 1999 is due to the reduction in cash needed to fund accounts receivable and cash flows provided from acquired companies.

The Company used $238.9 million for investing activities in the three months ended March 31, 1999 mainly as a result of the payment of the current tax liability, net worth adjustment and certain transaction expenses relating to the sale of the Company's Commercial operations and Teleservices division. Additionally, the Company used $47.5 million for acquisitions and earn-out payments and $4.0 million for capital expenditures. In the three months ended March 31, 1998, the Company used $50.2 million for investing activities, of which $45.7 million was used for acquisitions and earn-out payments and $4.5 million was used for capital expenditures. For the three months ended March 31, 1999, the Company did not pay any indemnification claims resulting from the sale of the Company's Commercial, Teleservices and Health Care divisions in 1998. Although the Company has received certain claims for indemnification or notices of possible claims pursuant to such obligations, the Company believes that it has meritorious defenses against such claims and does not believe that such claims, if successful, would have a material adverse effect on the Company's financial condition or results of operations.

For the three months ended March 31, 1999 and 1998, the Company generated $144.1 million and $67.3 million of cash flows from financing activities, respectively. For both the three months ended March 31, 1999 and 1998, these amounts primarily represent net borrowings from the Company's credit facility. For the three months ended March 31, 1999, these net borrowings were used primarily to satisfy the current tax liability, net worth adjustment, and certain transaction expenses relating to the sale of the Company's Commercial operations and Teleservices division while for the three months ended March 31, 1998 these net borrowings were used primarily to fund acquisitions and earn-out payments.

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

The Company is also obligated under various acquisition agreements to make earn-out payments to former stockholders of acquired companies over the next four years. The Company estimates that the amount of these payments will total $50.3 million for the remainder of 1999, and $26.2 million, $10.1 million and $2.9 million annually, for the next three years. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund these payments.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the remainder of 1999 will be approximately $11.0 million. The Company anticipates recurring expenditures in future years to be approximately $15.0 million per year.

The Company believes that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.


Indebtedness of the Company

On October 30, 1998, the Company entered into a $500 million revolving credit facility which is syndicated to a group of 13 banks with NationsBank, N.A., as principal agent. The facility expires on October 21, 2003. Outstanding amounts under the credit facility bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by the material subsidiaries of the Company. In addition, approval is required by the majority of the lenders when the cash consideration of an individual acquisition exceeds 10% of consolidated stockholders' equity of the Company.

As of April 30, 1999, the Company had a balance of $162.0 million outstanding under the credit facility. The Company also had outstanding letters of credit in the amount of $7.8 million, reducing the amount of funds available under the credit facility to $330.2 million, as of April 30, 1999.

The Company also has certain notes payable to shareholders of acquired companies. The notes payable bear interest at rates ranging from 4.3% to 8.0% and have repayment terms from January 1999 to November 2004. As of April 30, the Company owed approximately $13.8 million in such acquisition indebtedness.


SEASONALITY

The company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services in the information technology and professional services businesses is typically lower during the first quarter until customers'
operating budgets are finalized and the profitability of the Company's consultants is generally lower in the fourth quarter due to fewer billing days because of the higher number of holidays and vacation days.

OTHER MATTERS

Year 2000 Compliance

During 1997 the Company began projects to address potential problems within the Company's operations which could result from the century change in the Year 2000. In 1998, the Company created a Year 2000 Project Office to oversee Year 2000 related projects and to address potential problems within the Company's operations, which could result from the century change in the Year 2000. The Project Office reports to the Company's Board of Directors, is staffed primarily with representatives of the Company's Information Systems Department and has access to key associates in all areas of the Company's operations. The Project Office also uses outside consultants on an as-needed basis.

A four-phase approach has been utilized to address the Year 2000 issues: (1) an inventory phase to identify all computer-based systems and applications
(including embedded systems) which might not be Year 2000 compliant; (2) an assessment phase to determine what revisions or replacements would be necessary to achieve Year 2000 compliance and identification of remediation priorities which would best serve the Company's business interests; (3) a conversion phase to implement the actions necessary to achieve compliance and to conduct the tests necessary to verify that the systems are operational; and (4) an implementation phase to transition the compliant systems into the everyday operations of the Company. Management believes that the four phases are approximately 100%, 100%, 80%, and 71% complete, respectively.

The Company's corporate accounting, payroll and human resources systems are recent implementations (installed since June 1997) of mainstream computer products from vendors such as PeopleSoft, Informix, Microsoft, Digital Equipment Corporation and Compaq. The Company is near completion of Year 2000 required upgrades for corporate hardware systems, operating systems, network systems, database systems and applications systems. This project is in process and on schedule, with an anticipated completion date of July 1999.

The Company operates approximately 263 branches, primarily in the U.S., Canada and the United Kingdom. The branch network relies on a variety of front office automation systems to provide sales support for resume tracking and client contact management. Because of the diverse architectural nature of these systems together with the relative ease with which backup/contingency procedures can be implemented in the event of an individual branch system outage, the Company does not believe that these systems pose a material Year 2000 risk. Nevertheless, the Company has completed inventory and assessment phases for all branch locations. In conjunction with other business related integration projects, the Company is actively replacing noncompliant Year 2000 branch hardware and software with Year 2000 compliant products. The Company expects that this replacement process will be complete in July 1999. To date, the Company has found that less than 10% of branch workstations require hardware or software upgrades for Year 2000 purposes.

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

Non-IT systems have also been assessed and inventoried. Potential Year 2000 risks in these systems include landlord-controlled systems, such as heating and cooling systems, automated security systems, elevators, and office equipment, phone systems, facsimile machines and copiers. The Company has requested assessments of non-IT systems for Year 2000 compliance from landlords and office equipment vendors. Based on these responses that the Company has received, the Company believes that the Year 2000 risk of non-IT systems failure is not material.

The Company has budgeted approximately $2.0 million to address the Year 2000 issues, which includes the estimated cost of the salaries of associates and the fees of consultants addressing the issue. This cost represents approximately 10% of the Company's total MIS budget. Approximately $1.5 has been incurred to date for outside consultants, software and hardware applications, and dedicated personnel. The Company does not separately track the internal costs incurred for portions of the Year 2000 compliance project that are completed as a part of other business related projects. Such costs are principally the related payroll costs for the Company's information systems group. The Company believes that cash flows from operations and funds available under the Company's credit facility as well as cash on hand are sufficient to fund these costs.

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



Item 3. Quantitative And Qualitative Disclosures About Market Risk

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

The Company's short-term and long-term debt obligations totaled approximately $163.8 million as of March 31, 1999 and the Company had $342.2 million available under its current credit facility. The debt obligations consist of (1) notes payable to former shareholders of acquired corporations, are at a fixed rate of interest, and extend through 2004 and (2) amounts outstanding under the credit facility which expires in 2003. The interest rate risk on the note obligations is immaterial due to the dollar amount and fixed nature of these obligations.
The interest rate on the credit facility is variable, with the rate on borrowings outstanding at March 31, 1999 at 5.6%. As of March 31, 1999, the
Company has not entered into any interest rate instruments to reduce its exposure to interest rate risk.

Foreign Currency Exchange Rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 18.7% of its consolidated revenues for the three months ended March 31, 1999 consolidated revenues from international operations, 93.9% of which were from the United Kingdom and 6.1% of which were from other countries. Thus, 93.9% of international revenues were derived from the United Kingdom, whose currency, has not fluctuated materially against the United States dollar since the Company began operating in the United Kingdom. The Company recorded unrealized cumulative foreign exchange translation losses of $1,592 as of March 31, 1999, and unrealized cumulative foreign exchange translation gains of $520 as of December 31, 1998. The cumulative amounts are recorded as a separate component of stockholders' equity under the caption 'Accumulated other comprehensive income'. The Company did not hold and has not entered into any foreign currency derivative instruments as of March 31, 1999.

FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

Effect of Fluctuations in the General Economy

Demand for the Company's information technology and professional business services is significantly affected by the general level of economic activity in the markets served by the Company. During periods of slowing economic activity, companies may reduce the use of outside consultants and staff augmentation services prior to undertaking layoffs of full-time employees. Also during such periods, companies may elect to defer installation of new information technology systems and platforms (such as Enterprise Resource Planning systems) or upgrades to existing systems and platforms. Year 2000 remediation and testing for existing information technology systems may have a similar effect. As a result, any significant economic downturn or Year 2000 impact could have a material adverse effect on the Company's results of operations or financial condition.

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


Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits

            10.7  Employment Agreement with Derek E. Dewan, as amended (1)

            11    Calculation of Per Share Earnings

            27    Financial Date Schedule

  (1) Employment Agreement, First, Second and Third Amendments incorporated by reference to the Company's Registration Statement on Form S-1, filed August 29, 1996 (Reg. No. 33-96372). Fourth Amendment incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.


         B. Reports on Form 8-K

            No disclosure required

SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                  Title                     Date




/s/ DEREK E. DEWAN       President, Chairman       May 17, 1999
----------------------   of the Board and Chief
Derek E. Dewan           Executive Officer

/s/ MICHAEL D. ABNEY     Senior Vice President,    May 17, 1999
----------------------   Chief Financial Officer,
Michael D. Abney         Treasurer, and Director

/s/ ROBERT P. CROUCH     Vice President and        May 17, 1999
----------------------   Chief Accounting Officer
Robert P. Crouch