Form 10-Q
period 1999-06-30
MODIS PROFESSIONAL SERVICES INC
filed 1999-08-16
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 For the quarterly period ended June 30, 1999
                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. July 25, 1999.

Common Stock, $0.01 par value         Outstanding: 95,918,230 (No. of  shares)

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements, including but not limited to all of the information under Part I, Item 3, under 'Quantitative and Qualitative Disclosures About Market Risk' (except for historical data). These forward-looking statements are subject to risks, uncertainties or assumptions and may be affected by other factors, including but not limited to: the matters discussed in Part I, Item 2, under 'Three months ended June 30, 1999 compared to three months ended June 30, 1998 - Revenue,' and under 'Six months ended June 30, 1999 compared to six months ended June 30, 1998 - Revenue,' under Part 1,
Item 2 'Other Matters - Year 2000 Compliance,' under Part 1, Item 2 'Factors Which May Impact Future Results and Financial Information,' fluctuations in the economy and financial markets in general and in the Company's industry in particular, industry trends towards consolidating vendor lists, the demand for the Company's services, including the impact of changes in utilization rates and effects of the Year 2000 on spending for non-Year 2000 related items, consolidation of major customers, the effect of competition, including the Company's ability to expand into new markets and to maintain profit margins in the face of pricing pressures and wage inflation, the Company's ability to retain significant existing customers or obtain new customers, the Company's ability to recruit, place and retain consultants and professional employees, the Company's ability to identify and complete acquisition targets and to successfully integrate acquired operations into the Company, possible changes in governmental regulations affecting the Company's operations, including possible changes to regulations relating to benefits for consultants and temporary personnel, unexpected fluctuations in interest rates or foreign currency exchange rates, exposure to Year 2000 liability from the Company's Year 2000 remediation and other IT services, loss of key employees, the ability of the Company to successfully complete its previously announced Integration and
Strategic Repositioning Plan, and other factors discussed in the Company's previous filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements are based on beliefs and assumptions of the Company's management and on information then currently available to management. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events. Undue reliance should not be placed on such forward-looking statements. Forward-looking statements are not guarantees of performance.



                                 Modis Professional Services, Inc. and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998........................     3

             Condensed Consolidated Statements of Income for the Three and Six Months ended June 30, 1999 and 1998..     4

             Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 1999 and 1998........     5

             Notes to Condensed Consolidated Financial Statements...................................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    10

Item 3       Quantitative and Qualitive Disclosure About Market Risks...............................................    18

Part II      Other Information

Item 1       Legal Proceedings......................................................................................    20

Item 2       Changes in Securities and Use of Proceeds..............................................................    20

Item 3       Defaults Upon Senior Securities........................................................................    20

Item 4       Submission of Matters to a Vote of Security Holders....................................................    20

Item 5       Other Information......................................................................................    20

Item 6       Exhibits and Reports on Form 8-K.......................................................................    20

             Signatures.............................................................................................    21

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollar amounts in thousands except per share amounts)

                                                                          June 30, 1999        December 31, 1998
                                                                       -------------------    -------------------
                                                                           (unaudited)
                               Assets
Current assets:
   Cash and cash equivalents                                            $          26,240      $         105,816
   Accounts receivable, net                                                       358,139                327,185
   Prepaid expenses                                                                 6,649                 11,219
   Deferred income taxes                                                           14,613                 16,858
   Other                                                                           30,444                 28,460
                                                                       -------------------    -------------------

      Total current assets                                                        436,085                489,538

Furniture, equipment and leasehold improvements, net                               39,706                 37,577
Goodwill, net                                                                   1,053,900              1,025,240
Other assets                                                                       17,897                 19,526
                                                                       -------------------    -------------------

      Total assets                                                        $     1,547,588        $     1,571,881
                                                                       ===================    ===================
                Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                                        $           2,409        $        15,988
   Accounts payable and accrued expenses                                           91,360                206,681
   Accrued payroll and related taxes                                               68,604                 60,844
   Income taxes payable                                                            31,845                189,887
                                                                       -------------------    -------------------

      Total current liabilities                                                   194,218                473,400

Notes payable, long-term portion                                                  203,759                 15,525
Deferred income taxes                                                              16,372                 12,846
                                                                       -------------------    -------------------
      Total liabilities                                                           414,349                501,771
                                                                       -------------------    -------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;  10,000,000 shares authorized;
      no shares issued and outstanding                                                  -                      -
   Common stock, $.01 par value;  400,000,000 shares authorized
      95,903,815 and 96,306,323 shares issued and outstanding on
      June 30, 1999 and December 31, 1998, respectively                               959                    963
Additional contributed capital                                                    580,852                563,728
Retained earnings                                                                 555,088                504,899
Accumulated other comprehensive income                                             (3,660)                   520
                                                                       -------------------    -------------------
      Total stockholders' equity                                                1,133,239              1,070,110
                                                                       -------------------    -------------------

      Total liabilities and stockholders' equity                          $     1,547,588        $     1,571,881
                                                                       ===================    ===================

See accompanying notes to condensed consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)
(dollar amounts in thousands except per share amounts)



                                                             Three Months Ended                  Six Months Ended
                                                       -------------------------------    -------------------------------
                                                       (unaudited)       (unaudited)       (unaudited)      (unaudited)
                                                         June 30,          June 30,           June 30,        June 30,
                                                           1999              1998              1999             1998
                                                       -------------     -------------    --------------    -------------

Revenue                                                 $   501,679       $   425,383     $     984,545     $    799,875
Cost of Revenue                                             366,459           307,573           719,400          577,622
                                                       -------------     -------------    --------------    -------------
   Gross Profit                                             135,220           117,810           265,145          222,253
                                                       -------------     -------------    --------------    -------------
Operating expenses:
   General and administrative                                79,846            64,807           159,198          120,398
   Depreciation and amortization                             11,007             9,309            21,890           16,872
                                                       -------------     -------------    --------------    -------------
      Total operating expenses                               90,853            74,116           181,088          137,270
                                                       -------------     -------------    --------------    -------------
         Income from operations                              44,367            43,694            84,057           84,983
                                                       -------------     -------------    --------------    -------------
Other income (expense):
   Interest expense                                          (2,789)           (7,352)           (4,060)         (14,049)
   Interest income and other, net                             1,332             2,746             2,924            3,509
                                                       -------------     -------------    --------------    -------------
      Total other income (expense)                           (1,457)           (4,606)           (1,136)         (10,540)
                                                       -------------     -------------    --------------    -------------
Income from continuing operations before
    provision for income taxes                               42,910            39,088            82,921           74,443
Provision for income taxes                                   16,949            14,964            32,732           28,222
                                                       -------------     -------------    --------------    -------------
Income from continuing operations                            25,961            24,124            50,189           46,221
Income from discontinued operations, net of
   income taxes                                                   -            12,634                 -           23,113
                                                       -------------     -------------    --------------    -------------
Net income                                              $    25,961        $   36,758       $    50,189       $   69,334
                                                       =============     =============    ==============    =============
Basic income per common share:
   from continuing operations                           $      0.27        $     0.22       $      0.52       $     0.43
                                                       =============     =============    ==============    =============
   from discontinued operations                         $         -        $     0.11       $         -       $     0.21
                                                       =============     =============    ==============    =============
Basic net income per common share                       $      0.27        $     0.33       $      0.52       $     0.64
                                                       =============     =============    ==============    =============
Diluted income per common share:
   from continuing operations                           $      0.27        $     0.21       $      0.52       $     0.40
                                                       =============     =============    ==============    =============
   from discontinued operations                         $         -        $     0.10       $         -       $     0.19
                                                       =============     =============    ==============    =============
Diluted net income per common share                     $      0.27        $     0.31       $      0.52       $     0.59
                                                       =============     =============    ==============    =============
Average common shares outstanding, basic                     96,152           110,576            96,221          107,922
                                                       =============     =============    ==============    =============
Average common shares outstanding, diluted                   96,653           121,885            96,788          119,444
                                                       =============     =============    ==============    =============


See accompanying notes to consolidated financial statements.





Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollar amounts in thousands except for per share amounts)

                                                                         Six Months Ended
                                                                -------------------------------
                                                                   June 30,        June 30,
                                                                     1999            1998
                                                                  (unaudited)     (unaudited)
                                                                --------------- ---------------
Cash flows from operating activities:

   Income from continuing operations                               $    50,189    $     46,221
      Adjustments to income from continuing operations to net
         cash provided by (used in) operating activities:
            Depreciation and amortization                               21,890          16,872
            Deferred income taxes                                        5,643            (406)
            Changes in certain assets and liabilities:
               Accounts receivable                                     (28,359)        (61,530)
               Prepaid expenses and other assets                         6,375         (17,497)
               Accounts payable and accrued expenses                   (27,534)          7,389
               Accrued payroll and related taxes                        13,331              86
               Other, net                                                1,964            (656)
                                                                --------------- ---------------
                 Net cash provided by (used in) operating
                    activities                                          43,499          (9,521)
                                                                --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                    (7,638)        (10,348)
   Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                              (104,086)        (87,345)
   Income taxes and other cash expenses related to sale of
      net assets of discontinued commercial operations                (191,409)              -
   Advances associated with sale of assets of discontinued
      health care operations, net of repayments                         (3,835)        (10,216)
                                                                --------------- ---------------
                  Net cash used in investing activities               (306,968)       (107,909)
                                                                --------------- ---------------

Cash flows from financing activities:
   Repurchases of common stock, net of refunds                          11,871               -
   Proceeds from stock options exercised                                 2,250          39,484
   Borrowings on indebtedness                                          337,000         176,509
   Repayments on indebtedness                                         (164,497)       (117,074)
   Other                                                                     -            (357)
                                                                --------------- ---------------
                  Net cash provided by financing activities            186,624          98,562
                                                                --------------- ---------------
Effect of exchange rate changes on cash and cash equivalents            (2,731)              -

Net decrease in cash and cash equivalents                              (79,576)        (18,868)

Cash provided by discontinued operations                                     -          24,177

Cash and cash equivalents, beginning of period                         105,816          23,938
                                                                --------------- ---------------
Cash and cash equivalents, end of period                          $     26,240    $     29,247
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

2.   Restructuring of Operations

In December 1998, the Company's Board of Directors approved an Integration and Strategic Repositioning Plan (the "Plan") to strengthen the overall profitability of the Company by implementing a back office integration program and branch repositioning plan in an effort to consolidate or close branches whose financial performance did not meet the Company's expectations. Pursuant to the Plan, during the fourth quarter of 1998 the Company recorded a restructuring and impairment charge of $34,759. The restructuring component of the Plan is based, in part, on the evaluation of objective evidence of probable obligations to be incurred by the Company or impairment of specifically identified assets.

The Plan calls for the consolidation or closing of 23 Professional Services division branches, certain organizational improvements and the consolidation of 15 back office operations. This restructuring, which will result in the elimination of approximately 290 positions, will be completed over a 12- to 18-month period, which began during the first quarter of 1999.

The major components of the restructuring and impairment charge include:(1) costs of $7,494 to recognize severance and related benefits for the approximately 290 employees to be terminated. The severance and related benefit accruals are based on the Company's severance plan and other contractual termination provisions. These accruals include amounts to be paid to employees upon termination of employment. Prior to December 31, 1998, management had approved and committed the Company to a plan that involved the involuntary termination of certain employees. The benefit arrangements associated with this plan were communicated to all employees in December 1998. The plan specifically identified the number of employees to be terminated and their job classifications; (2) costs of $2,476 to write down certain furniture, fixtures and computer equipment to net realizable value at branches not performing up to the Company's expectations; (3) costs of $9,936 to write down goodwill associated with the acquisition of Legal Information Technology, Inc. which was acquired in January 1997, calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 in the fourth quarter of 1998; (4) costs of $8,035 to terminate leases and other exit and shutdown costs associated with the consolidated or closed branches including closing the facilities; and (5) costs of $6,818 to adjust accounts receivable due to the expected increase in bad debts which results directly from the termination or change in client relationships which results when branch and administrative employees, who have the knowledge to effectively pursue collections, are terminated. These costs are based upon management's best estimates based upon available information.

The following table summarizes the restructuring activity through June 30, 1999 (in millions):

                                Payments To        Write-Down Of        Payments On
                                 Employees       Certain Property,       Cancelled          Write-Down Of
                               Involuntarily         Plant and           Facility              Certain
                               Terminated (a)      Equipment (b)         Leases (a)        Receivables (b)         Total
                             -----------------   ------------------   ----------------   ------------------   ---------------
Balances as of
   December 31, 1998         $     7,494         $     2,476          $     8,035        $     6,818          $     24,823
Charges during the
   three months ended
   March 31, 1999                 (1,959)               (125)                (308)                 -                (2,392)
Charges during the
   three months ended
   June 30, 1999                  (2,439)             (1,876)                (573)              (990)               (5,878)
                                  -------             -------              -------            -------               -------
Balances as of
   June 30, 1999             $     3,096         $       475          $     7,154        $     5,828          $     16,553
                                  =======             =======              =======            =======               =======


(a): Cash;  (b): Noncash

As of June 30, 1999, the $16,553 balance in the restructuring accrual was included in the balance sheet caption 'Accounts payable and accrued expenses'.


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

The Company has two reportable segments: information technology and professional services. The Company's reportable segments are strategic business units that offer different services and are managed separately as each business unit requires different resources and marketing strategies. The information technology segment provides computer related consulting services. The professional services segment provides personnel who perform specialized services such as accounting, legal, technical, outplacement and scientific. Discontinued operations of the Company are not contained within the scope of this footnote.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements on Form 10-K filed with the SEC on March 31, 1999 and all intersegment sales and transfers are eliminated.

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

The Company evaluates segment performance based on revenues, gross margin and pre-tax income from continuing operations. The Company does not allocate income taxes or unusual items to the segments. The following table summarizes segment and geographic information:



                                                           Three Months Ended                  Six Months Ended
                                                    -------------------------------    --------------------------------
                                                       June 30,          June 30,           June 30,        June 30,
                                                         1999              1998              1999             1998
-----------------------------------------------------------------------------------------------------------------------
Revenue
   IT                                                $    354,543      $    292,700      $    698,456      $    545,713
   Professional                                           147,136           132,683           286,089           254,162
                                                     ------------      ------------      ------------      ------------
         Total Revenue                               $    501,679      $    425,383      $    984,545      $    799,875
                                                     ============      ============      ============      ============
Gross Profit
   IT                                                $     86,508      $     77,330      $    171,092      $    143,455
   Professional                                            48,712            40,480            94,053            78,798
                                                     ------------      ------------      ------------      ------------
         Total Gross Profit                          $    135,220      $    117,810      $    265,145      $    222,253
                                                     ============      ============      ============      ============
Pre-tax Income from Continuing Operations
   IT                                                $     29,948      $     29,138      $     58,333      $     53,374
   Professional                                            12,962             9,950            24,588            21,069
                                                     ------------      ------------      ------------      ------------
         Total Pre-tax Income from
         Continuing Operations                       $     42,910      $     39,088      $     82,921      $     74,443
                                                     ============      ============      ============      ============

Geographic Areas
   Revenues
      United States                                  $    369,141      $    370,348      $    761,620      $    696,981
      U.K.                                                126,831            50,153           211,662            91,945
      Other                                                 5,707             4,882            11,263            10,949
                                                     ------------      ------------      ------------      ------------
         Total                                       $    501,679      $    425,383      $    984,545      $    799,875
                                                     ============      ============      ============      ============



                                                                   June 30,       December 31,
                                                               -------------------------------
                                                                     1999              1998
----------------------------------------------------------------------------------------------

Assets
   IT                                                           $  1,077,851      $  1,043,722
   Professional                                                      396,562           394,563
                                                                ------------      ------------
                                                                   1,474,413         1,438,285
   Corporate                                                          73,175           133,596
                                                                ------------      ------------
         Total Assets                                           $  1,547,588      $  1,571,881
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $  1,189,707      $  1,222,821
      U.K.                                                           351,949           345,182
      Other                                                            5,932             3,878
                                                                ------------      ------------
         Total                                                  $  1,547,588      $  1,571,881
                                                                ============      ============

4.   Comprehensive Income

The Company discloses other comprehensive income in accordance with SFAS No. 130, 'Reporting Comprehensive Income'. A summary of comprehensive income for the three and six months ended June 30, 1999 and 1998 is as follows:

                                                            Foreign
                                                           Currency             Total
                                            Net           Translation       Comprehensive
Three Months Ended,                        Income         Adjustments          Income
----------------------------------------------------------------------------------------
June 30, 1998                             $  36,758        $    895       $    37,653
June 30, 1999                             $  25,961        $ (2,068)           23,893


                                                            Foreign
                                                           Currency             Total
                                            Net           Translation       Comprehensive
Six Months Ended,                          Income         Adjustments          Income
----------------------------------------------------------------------------------------
June 30, 1998                             $  69,334        $    706       $    70,040
June 30, 1999                             $  50,189        $ (4,180)      $    46,009


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


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Results from Continuing Operations

Revenue. Revenue increased $76.3 million, or 17.9%, to $501.7 million in the three months ended June 30, 1999, from $425.4 million in the year earlier period. The increase was attributable by division to: Information Technology, $61.8 million or an increase of 21.1%, and Professional Services, $14.5 million or an increase of 10.9%. The increases in the Information Technology and Professional Services divisions were due to both internal growth and to the revenues of acquired companies. The revenue for the Company's Information Technology division is obtained through the modis Solutions and modis Consulting business units. modis Solutions provided approximately 32.7% and 28.6% of the division's revenue for the three months ended June 30, 1999 and 1998, as compared to 67.3% and 71.4% which was provided by the division's modis
Consulting unit during the same respective periods. The Company plans to continue to expand the percentage of revenue contributed through its modis Solutions unit as it expands that unit's offerings throughout the offices of the modis Consulting unit through various cross-selling efforts.

Management has observed a current trend in the industry which may possibly enhance the effectiveness of its strategy. This trend involves the movement of large users of IT services to larger national and international providers of IT services. The Company has seen a trend among large national and international customers towards scaled-back, preferred vendor lists for supplying IT services. The Company believes it is well positioned as one of the companies which can successfully offer services to these customers and achieve selection as a preferred provider. Approximately 3.3% of the Information Technology division's total revenue is derived from two United Kingdom customers. If these or other customers reduce spending on IT services or exclude the Company from their vendor lists, then the fiscal 1999 IT division revenues may experience a decrease if the revenue associated with such customers cannot be replaced.

Another trend in the industry that may limit the Company's operating strategy has been articulated by some industry analysts who have speculated that non Year 2000 related IT spending may be negatively affected in the third and fourth quarters of calendar 1999. This theory speculates, among other things, that customers will focus their efforts in the third and fourth quarters of calendar 1999 on testing and implementing legacy systems which have undergone Year 2000 remediation. The theory further speculates that this focus will result in a curtailment of spending on such IT services as ERP implementation and custom software development. As the Company's modis Solutions unit provides ERP implementation and custom software development services, if spending is curtailed, the Company may possibly experience some weakness in its ERP practice.

The Company's Professional Services division consists of the accounting and finance, legal, technical and engineering, career management and consulting and scientific units which contributed 39.4%, 13.1%, 32.8%, 9.5% and 5.2%, respectively, of the Professional Services division's revenues by group during the three months ended June 30, 1999 as compared to 32.0%, 16.1%, 36.3%, 8.7% and 6.9%, respectively, during the year earlier period.

Gross Profit. Gross profit increased $17.4 million, or 14.8%, to $135.2 million in the three months ended June 30, 1999, from $117.8 million in the year earlier period. Gross margin decreased to 27.0% from 27.7% for the same respective periods. The gross margin in the IT division decreased from 26.4% to 24.4% for the three months ended June 30, 1998 and 1999, respectively. The overall decrease in the IT division's gross margin was mainly due to the increased percentage of the Information Technology division's revenues generated by the U.K. operations, which generally contribute a lower gross margin percentage. In addition, as the division's Consulting Unit increases the amount of revenue generated as a result of Preferred Vendor relationships, certain gross margin concessions may be made in exchange for an increase in overall gross profit. The gross margin in the Professional Services division increased to 33.1% in the three months ended June 30, 1999 from 30.5% in the year earlier period.

Operating Expenses. Operating expenses increased $16.8 million, or 22.7%, to $90.9 million in the three months ended June 30, 1999, from $74.1 million in the year earlier period. Operating expenses as a percentage of revenue increased to 18.1% in the three months ended June 30, 1999, from 17.4% in the year earlier period. The Company's general and administrative ("G&A") expenses increased $15.0 million or 23.1% to $79.8 million in the three months ended June 30, 1999, from $64.8 million in the year earlier period. The increase in G&A expenses was primarily related to the effects of acquisitions made by the Company, internal growth of operating companies post-acquisition, investments made to improve infrastructure and to develop technical practices and increased expenses at the corporate level to support the growth of the Company, including sales, marketing and brand recognition. Included in G&A expenses during both the three months ended June 30, 1999 and 1998 are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to Year 2000 as it relates to the Company's business, operations, customers and vendors. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future. See 'OTHER MATTERS - Year 2000 Compliance' below.

Income from Operations. Income from operations increased $0.7 million, or 1.6%, to $44.4 million in the three months ended June 30, 1999, from $43.7 million in the year earlier period. Income from operations as a percentage of revenue decreased to 8.8% in the three months ended June 30, 1999, from 10.3% in the year earlier period.

Other Income (Expense). Interest expense decreased $4.6 million, or 62.2%, to $2.8 million in the three months ended June 30, 1999, from $7.4 million in the year earlier period. Interest expense was offset in the three months ended June 30, 1999 by interest and other income of $1.3 million from (1) investment income from certain investments owned by the Company and (2) interest income earned from cash on hand at certain subsidiaries of the Company.

Income Taxes. The Company's effective tax rate was 39.5% in the three months ended June 30, 1999, compared to 38.3% in the year earlier period. The increase in the effective tax rate was due to the increase in certain non-deductible expense items, the majority of which are non-deductible goodwill amortization resulting from tax-free mergers accounted for under the purchase method of accounting.

Income from Continuing Operations. As a result of the foregoing, income from continuing operations increased $1.9 million, or 7.9%, to $26.0 million in the three months ended June 30, 1999, from $24.1 million in the year earlier period. Income from continuing operations as a percentage of revenue decreased to 5.2% in the three months ended June 30, 1999, from 5.7% in the year earlier period.

Results from Discontinued Operations

Income from Discontinued Operations. Income from the discontinued commercial operations, after tax, were $12.6 million for the three months ended June 30, 1998. Additionally, for the three months ended June 30, 1998, reported revenues from discontinued operations were $312.5 million and operating income for the discontinued operations were $ 21.5 million. Results of discontinued operations include allocations of consolidated interest expense totaling $1.3 million for the three months ended June 30, 1998. The allocations were based on the historic funding needs of the discontinued operations, including: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs. Due to the sale of the Commercial operations and Teleservices division on September 27, 1998, and the sale of the Health Care division on March 30, 1998, the three months ended June 30, 1999 results did not include any operations of the Commercial, Teleservices or Health Care divisions.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

From continuing operations

Revenue. Revenue increased $184.6 million, or 23.1%, to $984.5 million in the six months ended June 30, 1999 from $799.9 million in the year earlier period. The increase was attributable by division to: Information Technology, $152.7 million or an increase of 28.0%; and Professional Services, $31.9 million, or an increase of 12.6%. The increases in the Information Technology and Professional Services divisions were due to both internal growth and to the revenues of acquired companies. The revenue for the Company's Information Technology division is obtained through the modis Solutions and modis Consulting business units. modis Solutions provided approximately 31.9% and 25.1% of the division's revenue for the six months ended June 30, 1999 and 1998, as compared to 68.1% and 74.9% which was provided by the division's modis Consulting unit during the same respective periods. The Company plans to continue to expand the percentage of revenue contributed through its modis Solutions unit as it expands that unit's offerings throughout the offices of the modis Consulting unit through various cross-selling efforts.

Management has observed a current trend in the industry which may possibly enhance the effectiveness of its strategy. This trend involves the movement of large users of IT services to larger national and international providers of IT services. The Company has seen a trend among large national and international customers towards scaled-back, preferred vendor lists for supplying IT services. The Company believes it is well positioned as one of the companies which can successfully offer services to these customers and achieve selection as a preferred provider. Approximately 3.4% of the Information Technology division's total revenue is derived from two United Kingdom customers. If these or other customers reduce spending on IT services or exclude the Company from their vendor lists, then the fiscal 1999 IT division revenues may experience a decrease if the revenue associated with such customers cannot be replaced.

Another trend in the industry that may limit the Company's operating strategy has been articulated by some industry analysts who have speculated that non Year 2000 related IT spending may be negatively affected in the third and fourth quarters of calendar 1999. This theory speculates, among other things, that customers will focus their efforts in the third and fourth quarters of calendar 1999 on testing and implementing legacy systems which have undergone Year 2000 remediation. The theory further speculates that this focus will result in a curtailment of spending on such IT services as ERP implementation and custom software development. As the Company's modis Solutions unit provides ERP implementation and custom software development services, if spending is curtailed, the Company may possibly experience some weakness in its ERP practice.

The Company's Professional Services division consists of the accounting and finance, legal, technical and engineering, career management and consulting and scientific units which contributed 38.1%, 13.9%, 32.3%, 10.4% and 5.3%, respectively, of the Professional Services division's revenues by group during the six months ended June 30, 1999 as compared to 32.3%, 16.2%, 35.9%, 9.0% and 6.6%, respectively, during the year earlier period.

During the first quarter of 1999, the Company created and filled the position of President and COO of the Professional Services division. This position will be responsible for the operations of all business units of the Professional Services division. The Company believes this position will create inertia to improve the platform for better operational results throughout the entire
Professional Services division. Additionally, the Special Counsel unit of the Professional Services division formed strategic alliances with International Paper and The Document Company Xerox in the six months ended June 30, 1999.

Gross Profit. Gross profit increased $42.8 million or 19.3% to $265.1 million in the six months ended June 30, 1999 from $222.3 million in the year earlier period. Gross margin decreased to 26.9% in the six months ended June 30, 1999 from 27.8% in the year earlier period. The gross margin in the IT division decreased from 26.3% to 24.5% for the six months ended June 30, 1998 and 1999, respectively. The overall decrease in the IT division's gross margin was mainly due to the increased percentage of the Information Technology division's revenues generated by the U.K. operations, which generally contribute a lower gross margin percentage. In addition, as the division's Consulting Unit increases the amount of revenue generated as a result of Preferred Vendor relationships, certain gross margin concessions may be made in exchange for an increase in overall gross profit. The gross margin in the Professional division increased to 32.9% in the six months ended June 30, 1999 from 31.0% in the year earlier period.

Operating Expenses. Operating expenses increased $43.8 million, or 31.9%, to $181.1 million in the six months ended June 30, 1999 from $137.3 million in the year earlier period. Operating expenses as a percentage of revenue increased to 18.4% in the six months ended June 30, 1999 from 17.2% in the year earlier period. The Company's general and administrative ("G&A") expenses increased $38.8 million or 32.2% to $159.2 million in the six months ended June 30, 1999, from $120.4 million in the year earlier period. The increase in G&A expenses was primarily related to the effects of acquisitions made by the Company, internal growth of operating companies post-acquisition, investments made to improve infrastructure and to develop technical practices and increased expenses at the corporate level to support the growth of the Company, including sales, marketing and brand recognition. Included in G&A expenses during both the six months ended June 30, 1999 and 1998 are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to Year 2000 as it relates to the Company's business, operations, customers and vendors. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future. See 'OTHER MATTERS - Year 2000 Compliance' below.

Income from Operations. Income from operations decreased $0.9 million, or 1.1% to $84.1 million in the six months ended June 30, 1999 from $85.0 million in the year earlier period. Income from operations as a percentage of revenue decreased to 8.5% in the six months ended June 30, 1999 from 10.6% in the year earlier period.

Other Income (Expense). Interest expense decreased $9.9 million, or 70.7%, to $4.1 million in the six months ended June 30, 1999, from $14.0 million in the year earlier period. Interest expense was offset in the six months ended June 30, 1999 by interest and other income of $2.9 million from (1) investment income from certain investments owned by the Company and (2) interest income earned from cash on hand at certain subsidiaries of the Company. Immediately subsequent to the sale of the Company's Commercial operations and Teleservices divisions in September 1998, the Company paid off and terminated the Company's then existing credit facility. The new and currently existing facility did not have a balance at December 31, 1998 and the Company did not begin borrowing on the facility until late in the first quarter of 1999.

Income Taxes. The Company's effective tax rate was 39.5% in the six months ended June 30, 1999, compared to 37.9% in the year earlier period. The increase in the effective tax rate was due to the increase in certain non-deductible expense items, the majority of which are non-deductible goodwill amortization resulting from tax-free mergers accounted for under the purchase method of accounting.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $4.0 million, or 8.7%, to $50.2 million in the six months ended June 30, 1999 from $46.2 million in the year earlier period. Income from continuing operations as a percentage of revenue decreased to 5.1% in the six months ended June 30, 1999 from 5.8% in the year earlier period.

From discontinued operations

Income from Discontinued Operations. Income from the discontinued commercial operations, after tax, were $23.1 million for the six months ended June 30, 1998. Additionally, for the six months ended June 30, 1998, reported revenues from discontinued operations were $589.7 million and operating income for the discontinued operations were $ 39.6 million. Results of discontinued operations include allocations of consolidated interest expense totaling $2.7 million for the six months ended June 30, 1998. The allocations were based on the historic funding needs of the discontinued operations, including: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs. Due to the sale of the Commercial operations and Teleservices division on September 27, 1998, and the sale of the Health Care division on March 30, 1998, the six months ended June 30, 1999 results did not include any operations of the Commercial, Teleservices or Health Care divisions.

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

The Company had working capital of $241.9 million and $16.1 million as of June 30, 1999 and December 31, 1998, respectively. The Company had cash and cash equivalents of $26.2 million and $105.8 million as of June 30, 1999 and December 31, 1998, respectively. The principal reasons for the increase in the Company's working capital is that included in current liabilities at December 31, 1998 were (1) amounts related to earn-out payments due to the former owners of acquired companies and (2) a $175 million current tax liability relating to the sale of its Commercial operations and Teleservices division. The majority of these amounts were paid in the first quarter of fiscal 1999. The Company generated $43.5 million of cash flows from operations during the six months ended June 30, 1999 versus using $9.5 million during the same period in fiscal 1998. The increase in cash flow from operations in the six months ended June 30, 1999 is due to the reduction in cash needed to fund accounts receivable and cash flows provided from acquired companies.

The Company used $307.0 million for investing activities in the six months ended June 30, 1999 mainly as a result of the payment of the current tax liability, net worth adjustment and certain transaction expenses relating to the sale of the Company's Commercial operations and Teleservices division. Additionally, the Company used $104.1 million for acquisitions and earn-out payments and $7.6 million for capital expenditures. In the six months ended June 30, 1998, the Company used $107.9 million for investing activities, of which $87.3 million was used for acquisitions and earn-out payments and $10.3 million was used for capital expenditures. For the six months ended June 30, 1999, the Company did not pay any indemnification claims resulting from the sale of the Company's Commercial, Teleservices and Health Care divisions in 1998. Although the Company has received certain claims for indemnification or notices of possible claims pursuant to such obligations, the Company believes that it has meritorious defenses against such claims and does not believe that such claims, if successful, would have a material adverse effect on the Company's financial condition or results of operations.

For the six months ended June 30, 1999 and 1998, the Company generated $186.6 million and $98.6 million of cash flows from financing activities, respectively. For both the six months ended June 30, 1999 and 1998, these amounts primarily represent net borrowings from the Company's credit facility. For the six months ended June 30, 1999, these net borrowings were used primarily to satisfy the current tax liability, net worth adjustment, and certain transaction expenses relating to the sale of the Company's Commercial operations and Teleservices division while for the six months ended June 30, 1998 these net borrowings were used primarily to fund acquisitions and earn-out payments.

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

The Company is also obligated under various acquisition agreements to make earn-out payments to former stockholders of acquired companies over the next four years. The Company estimates that the amount of these payments will total $8.4 million for the remainder of 1999, and $26.2 million, $10.1 million and $2.9 million annually, for the next three years. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund these payments.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the remainder of 1999 will be approximately $6.0 million. The Company anticipates recurring expenditures in future years to be approximately $15.0 million per year.

In connection with the Company's sale of its health care operations, the Company entered into an agreement with the purchaser of the health care assets whereby the Company agreed to make advances to the purchaser to fund its working capital requirements not to exceed the lesser of $25.0 million or 85% of accounts receivable through September 30, 1999. These advances are collateralized by all the assets of the sold operations. As of June 30, 1999, the Company had advanced approximately $19.7 million under this agreement. Additionally, the Company has $5.0 million in notes receivable from the sale of the health care operations, which is offset by a reserve of $1.5 million.

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

As of July 25, 1999, the Company had a balance of $192.0 million outstanding under the credit facility. The Company also had outstanding letters of credit in the amount of $1.5 million, reducing the amount of funds available under the credit facility to $306.5 million, as of July 25, 1999.

The Company also has certain notes payable to shareholders of acquired companies. The notes payable bear interest at rates ranging from 4.3% to 8.0% and have repayment terms from January 1999 to November 2004. As of July 25, the Company owed approximately $12.8 million in such acquisition indebtedness.


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

A four-phase approach has been utilized to address the Year 2000 issues: (1) an inventory phase to identify all computer-based systems and applications
(including embedded systems) which might not be Year 2000 compliant; (2) an assessment phase to determine what revisions or replacements would be necessary to achieve Year 2000 compliance and identification of remediation priorities which would best serve the Company's business interests; (3) a conversion phase to implement the actions necessary to achieve compliance and to conduct the tests necessary to verify that the systems are operational; and (4) an implementation phase to transition the compliant systems into the everyday operations of the Company. Management believes that the four phases are approximately 100%, 100%, 85%, and 80% complete, respectively.

The Company's corporate accounting, payroll and human resources systems are recent implementations (installed since June 1997) of mainstream computer products from vendors such as PeopleSoft, Informix, Microsoft, Digital Equipment Corporation and Compaq. The Company has completed Year 2000 required upgrades for corporate hardware systems, operating systems, network systems, database systems and applications systems with the exception of the project to upgrade the Company's PeopleSoft financial applications from version 6.1 to Year 2000 compliant version 7.5. This project is in process and on schedule, with an anticipated completion date of early September 1999.

The Company operates approximately 263 branches, primarily in the U.S., Canada and the United Kingdom. The branch network relies on a variety of front office automation systems to provide sales support for resume tracking and client contact management. Because of the diverse architectural nature of these systems together with the relative ease with which backup/contingency procedures can be implemented in the event of an individual branch system outage, the Company does not believe that these systems pose a material Year 2000 risk. Nevertheless, the Company has completed inventory and assessment phases for all branch locations. In conjunction with other business related integration projects, the Company is actively replacing noncompliant Year 2000 branch hardware and software with Year 2000 compliant products. The Company expects that this replacement process will be complete in North America in early September 1999. The company expects this replacement process will be complete for United Kingdom offices in October 1999. To date, the Company has found that less than 10% of branch workstations require hardware or software upgrades for Year 2000 purposes.

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

The Company budgeted $2.0 million to address the Year 2000 issues to, which includes the estimated cost of the salaries of associates and the fees of consultants addressing the issue. This cost represents approximately 12% of the Company's total MIS budget. Approximately $1.9 has been incurred to date for outside consultants, software and hardware applications, and dedicated personnel. The Company does not separately track the internal costs incurred for portions of the Year 2000 compliance project that are completed as a part of other business related projects. Such costs are principally the related payroll costs for the Company's information systems group. The Company believes that cash flows from operations and funds available under the Company's credit facility as well as cash on hand are sufficient to fund these costs.

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

The Company's short-term and long-term debt obligations totaled approximately $206.2 million as of June 30, 1999 and the Company had $301.2 million available under its current credit facility. The debt obligations consist of (1) notes payable to former shareholders of acquired corporations, are at a fixed rate of interest, and extend through 2004 and (2) amounts outstanding under the credit facility which expires in 2003. The interest rate risk on the note obligations is immaterial due to the dollar amount and fixed nature of these obligations.
The interest rate on the credit facility is variable, with the rate on borrowings outstanding at June 30, 1999 at 5.6%. As of June 30, 1999, the
Company has not entered into any interest rate instruments to reduce its exposure to interest rate risk.

Foreign Currency Exchange Rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 26.4% and 22.6% of its consolidated revenues for the three and six months ended June 30, 1999 consolidated revenues from international operations, respectively, 95.7% and 94.9%of which were from the United Kingdom and 4.3% and 5.1% of which were from other countries, respectively. Thus, 95.7% and 94.9%of international revenues for the three and six months ended June 30, 1999 were derived from the United Kingdom, whose currency, has not fluctuated materially against the United States dollar since the Company began operating in the United Kingdom. The Company recorded unrealized cumulative foreign exchange translation losses of $3,660 as of June 30, 1999, and unrealized cumulative foreign exchange translation gains of $520 as of December 31, 1998. The cumulative amounts are recorded as a separate component of stockholders' equity under the caption 'Accumulated other comprehensive income'. The Company did not hold and has not entered into any foreign currency derivative instruments as of June 30, 1999.

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


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company's shareholders was held on May 26, 1999. Proxies were solicited from shareholders of record on the close of business on March 24, 1999. On March 24, 1999, there were 95,798,567 shares outstanding and entitled to vote at the Annual Meeting. The shareholder vote on the issues presented at the Annual Meeting was as follows:

ELECTION OF DIRECTORS

All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their names:

Name                                            For             Withhold Authority
----------------------------------------------------------------------------------------
Derek E. Dewan                                81,392,294             548,130
Daniel M. Doyle                               81,537,064             403,360
Peter J. Tanous                               81,545,213             395,211
T. Wayne Davis                                81,538,574             401,850
John K. Anderson, Jr.                         81,538,824             401,600
Michael D. Abney                              81,491,143             449,281




Item 5.  Other Information

         No disclosure required.


Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits

            10.2 Modis Professional Services, Inc. amended and restated Non-Employee Director Stock Plan.

            10.10  Executive Employment Agreement with Derek E. Dewan.

            10.11  Executive Employment Agreement with Michael D. Abney.

            10.12  Executive Employment Agreement with Marc M. Mayo.

            10.13  Executive Employment Agreement with Timothy D. Payne.

            10.14  Executive Employment Agreement with George Bajalia.

            10.15  Executive Employment Agreement with Robert P. Crouch.

            11     Calculation of Per Share Earnings.

            27     Financial Data Schedule.


         B. Reports on Form 8-K

            No disclosure required

SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                  Title                     Date




/s/ DEREK E. DEWAN       President, Chairman       August 16, 1999
----------------------   of the Board and Chief
Derek E. Dewan           Executive Officer

/s/ MICHAEL D. ABNEY     Senior Vice President,    August 16, 1999
----------------------   Chief Financial Officer,
Michael D. Abney         Treasurer, and Director

/s/ ROBERT P. CROUCH     Vice President and        August 16, 1999
----------------------   Chief Accounting Officer
Robert P. Crouch