Form 10-K/A
period 1998-12-31
MODIS PROFESSIONAL SERVICES INC
filed 1999-09-08
CIK 924646

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

DISCUSSION OF FORM 10-K/A, AMENDED ANNUAL REPORT, FILING

This annual report on Form 10-K/A includes additional disclosure items which were added to Item 8 - Financial Statements and Supplementary Data. Specifically, additional disclosure was added to Notes 2, 3, 9, 11, and 12 of the Consolidated Financial Statements. These additional disclosure items have been added as the result of suggested additional disclosures received from the United States Securities and Exchange Commission in connection with a review of the Company's annual report on Form 10-K for the year ended December 31, 1998. In addition, the Company is filing a new consent of PricewaterhouseCoopers LLP.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements: The following consolidated financial statements are included in this Annual Report on Form 10-K/A:



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

Jacksonville, Florida
March 26, 1999

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

Furniture, Equipment, and Leasehold Improvements

     Furniture, equipment, and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 15 years. Amortization of leasehold improvements is computed using the straight-line method over the useful life of the asset or the term of the lease, whichever is shorter. The Company has developed a proprietary software package which allows the Company to implement imaging, time capture, and data-warehouse reporting. The costs associated with the development of this proprietary software package have been capitalized and are being amortized over a five-year period. Unamortized computer software costs of $4,231 and $4,197, have been included in 'Furniture, equipment and leasehold improvements, net' as of December 31, 1998 and 1997, respectively. Total depreciation and amortization expense was $10,973, $4,871 and $3,055 for 1998, 1997 and 1996, respectively. Accumulated depreciation and amortization of furniture, equipment and leasehold improvements as of December 31, 1998 and 1997 was $40,432 and $29,459, respectively.

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

                                                                                               December 31,
                                                                                  -------------------------------------
                                                                                     1998                         1997
------------------------------------------------------------------------------------------------------------------------
Beginning Balance of Goodwill, net                                              $   726,931                  $   348,774

  Goodwill recorded for companies purchased in current year                         227,442                      284,242
  Goodwill recorded for earn-out payments made, but not accrued at prior
     year-end                                                                        41,774                       77,628
  Goodwill accrued, but not paid, for determinable earn-outs                         65,161                       33,604
  Amortization                                                                      (26,132)                     (17,317)
  Impairment charge                                                                  (9,936)                           -
                                                                                  ---------                    ---------
     Net Increase in Balance of Goodwill                                            298,309                      378,157

Ending Balance of Goodwill, net                                                 $ 1,025,240                  $   726,931
                                                                                  =========                    =========


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

3.   ACQUISITIONS

For the year ended December 31, 1998

     The Company acquired the following companies which have been accounted for under the purchase method of accounting: Technology Services Corporation, Millard Consulting Services, Inc., Diversified Consulting, Inc., Avalon, Ltd., Cope Management, Ltd. and Lion Recruitment, Ltd., Accountants Express of San Diego, Inc., Software Knowledge, Ltd., Resource Control and Management, Ltd. and Software Knowledge Systems, Ltd. and Colvin Resources, Inc. The aggregate purchase price of these acquisitions during 1998, was $93,642, comprised of $81,784 in cash and $11,858 in notes payable to former stockholders. In March 1998, the Company issued 4,598,698 shares of common stock, valued at $130,000, to the former stockholders of Actium, Inc. in exchange for all of their shares of Actium, Inc. In August 1998, the Company issued 874,815 shares of common stock, valued at $10,935, to the former stockholders of Consulting Partners, Inc. in exchange for all of their shares of Consulting Partners, Inc. These two acquisitions were also accounted for under the purchase method of accounting. The Company has allocated the purchase price according to the fair market value of the assets acquired in the aforementioned acquisitions accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the tangible assets (goodwill) is being amortized on a straight line basis over a period of 40 years, including any contingent consideration paid.

For the year ended December 31, 1997

     The Company acquired the following companies which have been accounted for under the purchase method of accounting: Executives Monitor, Inc., Manchester, Inc., Consultants in Computer Software, Inc., Preferred Consulting, Inc., Legal Information Technology, Inc., Lenco Computer Consulting, Inc., Computer Action, Inc., AMPL Inc. d/b/a Parker & Lynch, Wasser, Inc., AMICUS Staffing, Inc., Custom Software Services, Inc., Accounting Principals, Inc., Keystone Consulting Group, Inc., Badenoch & Clark Ltd., Computer Systems Development Co. of America, Inc., Technical Software Solutions, Inc., Real-Time Consulting, Inc., IT Link, Inc., and Hunterskil Howard, plc. The aggregate purchase price of these acquisitions during 1997 was $307,971, comprised of $280,148 in cash, $19,413 in notes payable to former stockholders and $8,410 in the Company's common stock, consisting of 668,870 shares of common stock. The Company has allocated the purchase price according to the fair market value of the assets acquired in the aforementioned acquisitions accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the tangible assets (goodwill) is being amortized on a straight line basis over period of 40 years, including any contingent consideration paid.

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

Earn-out payments

     The Company is obligated under various acquisition agreements to make earn-out payments to former stockholders of the aforementioned acquired companies accounted for under the purchase method of accounting, over periods up to four years, upon attainment of certain earnings targets of the acquired companies. The agreements do not specify a fixed payment of contingent consideration to be issued, however, the Company has limited its maximum exposure under some earn-out agreements to a cap which is negotiated at the time of acquisition.

     The Company records these payments as goodwill in accordance with EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, rather than compensation expense. Earn-outs are utilized by the Company to supplement the partial consideration initially paid to the stockholders of the acquired companies, if certain earnings targets are achieved. All earnout payments are tied to the ownership interests of the selling stockholders of the acquired companies rather than being contingent upon any further employment with the Company. Any former owners who remain as employees of the Company receive a compensation package which is comparable to other employees of the Company at the same level of responsibility.

     The Company has accrued contingent payments related to earn-out obligations in Accounts payable and Accrued expenses of $65.2 million and $33.6 million as of December 31, 1998 and 1997, respectively. These accrued contingent payments represent the liabilities related to earn-out payments that are readily determinable, as a result of resolved and issuable earn-outs, as of the respective fiscal year ends. The Company applies the relevant profits related to the earn-out period to the earn-out formula, and determines the appropriate amount to accrue. The Company records these obligations in accordance with paragraph 80 of APB 16. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund these payments.

Unaudited pro forma results of operations

     The unaudited pro forma consolidated results of operations listed below include the effects of the purchases discussed above assuming the acquisitions had occurred at the beginning of the year in which each company was acquired and also at the beginning of the preceding year. Pro forma adjustments have been made to give effect to amortization of goodwill, interest expense on additional borrowings used to fund the acquisitions, and the reduction of the compensation of the former owners of the acquired companies to the amount of compensation the former owners would be entitled to under their current employment agreements, together with income tax effects.

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

     Under the 1993 Plan, the Stock Option Committee (the Committee) of the Board of Directors has the discretion to award stock options, stock appreciation rights (SARS) or restricted stock options or non-qualified options and the option price shall be established by the Committee. Incentive stock options may be granted at an exercise price not less than 100% of the fair market value of a share on the effective date of the grant and non-qualified options may be granted at an exercise price not less than 50% of the fair market value of a share on the effective date of the grant. The Committee has not issued non-qualified options at an exercise price less than 100% of the fair market value and, therefore, the Company does not currently recognize compensation expense for its stock option plans in accordance with APB Opinion 25.

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

     The Restructuring Plan calls for the consolidation or closing of 23 Professional Services division branches, certain organizational improvements and the consolidation of 15 back office operations. This restructuring, which will result in the elimination of approximately 290 positions, will be completed over a 12- to 18-month period. The reduction in annualized revenue, gross profit, and operating losses from the consolidation or closing of the 23 Professional Services branches is estimated to be $12.0 million, $3.4 million and $4.9 million, respectively.

     The major components of the restructuring and impairment charge include:(1) costs to recognize severance and related benefits for the approximately 290 employees to be terminated of $7,494. The severance and related benefit accruals are based on the Company's severance plan and other contractual termination provisions. These accruals include amounts to be paid to employees upon termination of employment. Prior to December 31, 1998, management had approved and committed the Company to a plan that involved the involuntary termination of certain employees. The benefit arrangements associated with this plan were communicated to all employees in December 1998. The plan specifically identified the number of employees to be terminated and their job classifications. (2) costs to write down certain furniture, fixtures and computer equipment to net realizable value at branches not performing up to the Company's expectations of $2,476,(3) costs to write down goodwill associated with the acquisition of Legal Information Technology, Inc. which was acquired in January, 1996, calculated in accordance with SFAS 121 as described in Note 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies - Goodwill of $9,936. The write down of goodwill associated with Legal Information Technology became necessary due to the branch incurring losses combined with the Company's decision not to further invest in this capital intensive legal specialty solution in the future. The decision to close down the facility was made in December 1998. (4) costs to terminate leases and other exit and shutdown costs associated with the consolidated or closed branches including closing the facilities of $8,035 million, and (5) costs to adjust accounts receivable due to the expected increase in bad debts which results directly from the termination or change in client relationships which results when branch and administrative employees, who have the knowledge to effectively pursue collections are terminated of $6,818. These costs were based upon management's best estimates based upon available information.

     Since payments pursuant to the Restructuring Plan will not commence until fiscal 1999, there were no charges recognized by the Company against the restructuring reserve as of December 31, 1998, at which time the total restructuring reserve amount of $24,823 (which does not include the $9,936 goodwill impairment charge which was recorded against goodwill in the fouth quarter of fiscal 1999) was included in accounts payable and accrued liabilities.



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

(d)      Financial Statement Schedule - not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

MODIS PROFESSIONAL SERVICES, INC.


By:/s/ Derek E. Dewan
   ------------------------------------------------
       Derek E. Dewan
       President, Chairman of the Board
       and Chief Executive Officer

September 8, 1999

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