Form 10-Q
period 1999-09-30
MODIS PROFESSIONAL SERVICES INC
filed 1999-11-15
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 For the quarterly period ended September 30, 1999
                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. October 29, 1999.

Common Stock, $0.01 par value         Outstanding: 96,040,657 (No. of  shares)

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements, including but not limited to all of the information under Part I, Item 3, under 'Quantitative and Qualitative Disclosures About Market Risk' (except for historical data). These forward-looking statements are subject to risks, uncertainties or assumptions and may be affected by other factors, including but not limited to: the matters discussed in Part I, Item 2, under 'Three months ended September 30, 1999 compared to three months ended September 30, 1998 - Revenue,' and under 'Nine months ended September 30, 1999 compared to nine months ended September 30, 1998
- Revenue,' under Part 1, Item 2 'Other Matters - Year 2000  Compliance,'  under
Part 1, Item 2 'Factors Which May Impact Future Results and Financial Information,' fluctuations in the economy and financial markets in general and in the Company's industry in particular, industry trends towards consolidating vendor lists, the demand for the Company's services, including the impact of changes in utilization rates and effects of the Year 2000 on spending for non-Year 2000 related items, consolidation of major customers, the effect of competition, including the Company's ability to expand into new markets and to maintain profit margins in the face of pricing pressures and wage inflation, the Company's ability to retain significant existing customers or obtain new customers, the Company's ability to recruit, place and retain consultants and professional employees, the Company's ability to identify and complete acquisition targets and to successfully integrate acquired operations into the Company, possible changes in governmental regulations affecting the Company's operations, including possible changes to regulations relating to benefits for consultants and temporary personnel, unexpected fluctuations in interest rates or foreign currency exchange rates, exposure to Year 2000 liability from the Company's Year 2000 remediation and other IT services, loss of key employees, the ability of the Company to successfully complete its previously announced Integration and Strategic Repositioning Plan, and other factors discussed in the Company's previous filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements are based on beliefs and assumptions of the Company's management and on information then currently available to management. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events. Undue reliance should not be placed on such forward-looking statements. Forward-looking statements are not guarantees of performance.



                                 Modis Professional Services, Inc. and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Financial Statements

             Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998...................     3

             Condensed Consolidated Statements of Income for the Three and Nine Months
                 ended September 30, 1999 and 1998..................................................................     4

             Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 1999 and 1998..     5

             Notes to Condensed Consolidated Financial Statements...................................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    10

Item 3       Quantitative and Qualitive Disclosure About Market Risks...............................................    21

Part II      Other Information

Item 1       Legal Proceedings......................................................................................    24

Item 2       Changes in Securities and Use of Proceeds..............................................................    24

Item 3       Defaults Upon Senior Securities........................................................................    24

Item 4       Submission of Matters to a Vote of Security Holders....................................................    24

Item 5       Other Information......................................................................................    24

Item 6       Exhibits and Reports on Form 8-K.......................................................................    24

             Signatures.............................................................................................    25

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollar amounts in thousands except per share amounts)

                                                                       September 30, 1999      December 31, 1998
                                                                       -------------------    -------------------
                                                                           (unaudited)
                               Assets
Current assets:
   Cash and cash equivalents                                            $          24,941      $         105,816
   Accounts receivable, net                                                       383,379                327,185
   Prepaid expenses                                                                 9,239                 11,219
   Deferred income taxes                                                           13,393                 16,858
   Other                                                                           10,418                 28,460
                                                                       -------------------    -------------------

      Total current assets                                                        441,370                489,538

Furniture, equipment and leasehold improvements, net                               41,977                 37,577
Goodwill, net                                                                   1,082,716              1,025,240
Other assets                                                                       18,467                 19,526
                                                                       -------------------    -------------------

      Total assets                                                        $     1,584,530        $     1,571,881
                                                                       ===================    ===================
                Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                                        $           6,217        $        15,988
   Accounts payable and accrued expenses                                           69,152                396,568
   Accrued payroll and related taxes                                               76,642                 60,844
                                                                       -------------------    -------------------

      Total current liabilities                                                   152,011                473,400

Notes payable, long-term portion                                                  244,819                 15,525
Deferred income taxes                                                              18,959                 12,846
                                                                       -------------------    -------------------
      Total liabilities                                                           415,789                501,771
                                                                       -------------------    -------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;  10,000,000 shares authorized;
      no shares issued and outstanding                                                  -                      -
   Common stock, $.01 par value;  400,000,000 shares authorized
      96,031,850 and 96,306,323 shares issued and outstanding on
      September 30, 1999 and December 31, 1998, respectively                          960                    963
   Additional contributed capital                                                 582,270                563,728
   Retained earnings                                                              585,782                504,899
   Accumulated other comprehensive income                                            (271)                   520
                                                                       -------------------    -------------------
      Total stockholders' equity                                                1,168,741              1,070,110
                                                                       -------------------    -------------------

      Total liabilities and stockholders' equity                          $     1,584,530        $     1,571,881
                                                                       ===================    ===================

See accompanying notes to condensed consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)
(dollar amounts in thousands except per share amounts)



                                                             Three Months Ended                 Nine Months Ended
                                                       -------------------------------    -------------------------------
                                                       (unaudited)       (unaudited)       (unaudited)      (unaudited)
                                                       September 30,     September 30,     September 30,    September 30,
                                                           1999              1998              1999             1998
                                                       -------------     -------------    --------------    -------------

Revenue                                                 $   500,062       $   441,580     $   1,484,607     $  1,241,455
Cost of Revenue                                             362,229           320,880         1,081,629          898,502
                                                       -------------     -------------    --------------    -------------
   Gross Profit                                             137,833           120,700           402,978          342,953
                                                       -------------     -------------    --------------    -------------
Operating expenses:
   General and administrative                                79,034            69,464           238,232          189,862
   Depreciation and amortization                             11,403            10,053            33,293           26,925
   Restructuring charge                                      (3,250)                -            (3,250)               -
   Asset write-down related to sale of
    discontinued operations                                  25,000                 -            25,000                -
                                                       -------------     -------------    --------------    -------------
      Total operating expenses                              112,187            79,517           293,275          216,787
                                                       -------------     -------------    --------------    -------------
         Income from operations                              25,646            41,183           109,703          126,166
                                                       -------------     -------------    --------------    -------------
Other income (expense):
   Interest expense                                          (3,800)           (7,581)           (7,860)         (21,620)
   Interest income and other, net                               860             1,915             3,784            5,424
                                                       -------------     -------------    --------------    -------------
      Total other income (expense)                           (2,940)           (5,666)           (4,076)         (16,196)
                                                       -------------     -------------    --------------    -------------
Income from continuing operations before
    provision for income taxes                               22,706            35,517           105,627          109,970
Provision for income taxes                                    6,969            13,496            39,701           41,718
                                                       -------------     -------------    --------------    -------------
Income from continuing operations                            15,737            22,021            65,926           68,252
Income from discontinued operations, net of
   income taxes                                                   -             6,907                 -           30,020
Gain on sale of discontinued operations,
   net of income taxes                                       14,955           216,365            14,955          216,365
                                                      -------------     -------------    --------------    -------------
Net income                                              $    30,692        $  245,293       $    80,881       $  314,637
                                                       =============     =============    ==============    =============
Basic income per common share:
   from continuing operations                           $      0.16        $     0.20       $      0.68       $     0.63
                                                       =============     =============    ==============    =============
   from discontinued operations                         $         -        $     0.06       $         -       $     0.28
                                                       =============     =============    ==============    =============
   from gain on sale of discontinued operations         $      0.16        $     1.94       $      0.16       $     1.98
                                                       =============     =============    ==============    =============
Basic net income per common share                       $      0.32        $     2.20       $      0.84       $     2.89
                                                       =============     =============    ==============    =============
Diluted income per common share:
   from continuing operations                           $      0.16        $     0.19       $      0.68       $     0.59
                                                       =============     =============    ==============    =============
   from discontinued operations                         $         -        $     0.06       $         -       $     0.25
                                                       =============     =============    ==============    =============
   from gain on sale of discontinued operations         $      0.15        $     1.79       $      0.15       $     1.80
                                                       =============     =============    ==============    =============
Diluted net income per common share                     $      0.31        $     2.04       $      0.83       $     2.64
                                                       =============     =============    ==============    =============
Average common shares outstanding, basic                     96,313           111,412            96,252          109,085
                                                       =============     =============    ==============    =============
Average common shares outstanding, diluted                   97,693           120,875            97,090          119,921
                                                       =============     =============    ==============    =============


See accompanying notes to consolidated financial statements.





Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollar amounts in thousands except for per share amounts)

                                                                         Nine Months Ended
                                                                -------------------------------
                                                                 September 30,    September 30,
                                                                     1999            1998
                                                                  (unaudited)     (unaudited)
                                                                --------------- ---------------
Cash flows from operating activities:

   Income from continuing operations                               $    65,926    $     68,252
      Adjustments to income from continuing operations to net
         cash provided by (used in) operating activities:
            Restructuring and impairment charges                        (3,250)              -
            Depreciation and amortization                               33,293          26,925
            Asset write-down related to sale of
               discontinued operations                                  25,000               -
            Deferred income taxes                                        9,450           4,155
            Changes in certain assets and liabilities:
               Accounts receivable                                     (42,224)        (78,396)
               Prepaid expenses and other assets                         2,311         (11,876)
               Accounts payable and accrued expenses                   (55,938)          3,018
               Accrued payroll and related taxes                        16,710          12,020
               Other, net                                                1,964             157
                                                                --------------- ---------------
                 Net cash provided by operating activities              53,242          24,255
                                                                --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                   (13,230)        (15,590)
   Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                              (147,515)       (135,111)
   Income taxes and other cash expenses related to sale of
      net assets of discontinued commercial operations                (191,409)              -
   Advances associated with sale of assets of discontinued
      health care operations, net of repayments                         (8,224)        (12,382)
                                                                --------------- ---------------
                  Net cash used in investing activities               (360,378)       (163,083)
                                                                --------------- ---------------

Cash flows from financing activities:
   Repurchases of common stock, net of refunds                          11,871               -
   Proceeds from stock options exercised                                 3,669          45,073
   Borrowings on indebtedness                                          422,000         299,009
   Repayments on indebtedness                                         (209,196)       (174,538)
   Other                                                                     -            (357)
                                                                --------------- ---------------
                  Net cash provided by financing activities            228,344         169,187
                                                                --------------- ---------------
Effect of exchange rate changes on cash and cash equivalents            (2,083)              -

Net decrease in cash and cash equivalents                              (80,875)         30,359

Cash provided by discontinued operations                                     -          26,475

Cash and cash equivalents, beginning of period                         105,816          23,938
                                                                --------------- ---------------
Cash and cash equivalents, end of period                          $     24,941    $     80,772
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


1.  Basis of Presentation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K, as filed with the SEC on March 31, 1999.

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

The major components of the restructuring and impairment charge include:(1) costs of $7,494 to recognize severance and related benefits for the approximately 290 employees to be terminated. The severance and related benefit accruals are based on the Company's severance plan and other contractual termination provisions. These accruals include amounts to be paid to employees upon termination of employment. Prior to December 31, 1998, management had approved and committed the Company to a plan that involved the involuntary termination of certain employees. The benefit arrangements associated with this plan were communicated to all employees in December 1998. The plan specifically identified the number of employees to be terminated and their job classifications; (2) costs of $2,476 to write down certain furniture, fixtures and computer equipment to net realizable value at branches not performing up to the Company's expectations; (3) costs of $9,936 to write down goodwill associated with the acquisition of Legal Information Technology, Inc. which was acquired in January 1997, calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 in the fourth quarter of 1998; (4) costs of $8,035 to terminate leases and other exit and shutdown costs associated with the consolidated or closed branches, including closing the facilities; and (5) costs of $6,818 to adjust accounts receivable due to the expected increase in bad debts which results directly from the termination or change in client relationships which results when branch and administrative employees, who have the knowledge to effectively pursue collections, are terminated. These costs are based upon management's best estimates. Based on efficiencies and lease termination activities, the Company reduced the reserve for lease payments on cancelled facility leases by $3,250 in the third quarter of 1999.

The following table summarizes the restructuring  activity through September 30
 1999 (in millions):

                                Payments To        Write-Down Of        Payments On
                                 Employees       Certain Property,       Cancelled          Write-Down Of
                               Involuntarily         Plant and           Facility              Certain
                               Terminated (a)      Equipment (b)         Leases (a)        Receivables (b)         Total
                             -----------------   ------------------   ----------------   ------------------   ---------------
Balances as of
   December 31, 1998         $     7,494         $     2,476          $     8,035        $     6,818          $     24,823
Charges during the
   three months ended
   March 31, 1999                 (1,959)               (125)                (308)                 -                (2,392)
Charges during the
   three months ended
   June 30, 1999                  (2,439)             (1,876)                (573)              (990)               (5,878)
Charges and write-down
   during the three
   months ended
   September 30, 1999             (2,485)               (238)              (1,140)            (1,910)               (5,773)
Adjustment to estimated
   payments on cancelled
   facility leases                     -                   -               (3,250)(b)              -                (3,250)
                                  -------             -------              -------            -------               -------
Balances as of
   September 30, 1999        $       611         $       237          $     2,764        $     3,918          $      7,530
                                  =======             =======              =======            =======               =======


(a): Cash;  (b): Noncash

As of September 30, 1999, the $7,530 balance in the restructuring accrual was included in the balance sheet caption 'Accounts payable and accrued expenses'.


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

The Company evaluates segment performance based on revenues, gross margin and pre-tax income from continuing operations. The Company does not allocate income taxes or unusual items to the segments. The following table summarizes segment and geographic information:



                                                           Three Months Ended                  Nine Months Ended
                                                    -------------------------------    --------------------------------
                                                     September 30,      September 30,    September 30,    September 30,
                                                         1999              1998              1999             1998
-----------------------------------------------------------------------------------------------------------------------
Revenue
   IT                                                $    345,189      $    300,994      $  1,043,645      $    846,707
   Professional                                           154,873           140,586           440,962           394,748
                                                     ------------      ------------      ------------      ------------
         Total Revenue                               $    500,062      $    441,580      $  1,484,607      $  1,241,455
                                                     ============      ============      ============      ============
Gross Profit
   IT                                                $     86,218      $     78,498      $    257,310      $    221,953
   Professional                                            51,615            42,202           145,668           121,000
                                                     ------------      ------------      ------------      ------------
         Total Gross Profit                          $    137,833      $    120,700      $    402,978      $    342,953
                                                     ============      ============      ============      ============
Pre-tax Income from Continuing Operations
   IT                                                $     14,679      $     25,300      $     73,012      $     78,682
   Professional                                             8,027            10,217            32,615            31,288
                                                     ------------      ------------      ------------      ------------
         Total Pre-tax Income from
         Continuing Operations                       $     22,706      $     35,517      $    105,627      $    109,970
                                                     ============      ============      ============      ============

Geographic Areas
   Revenues
      United States                                  $    375,474      $    381,242      $  1,137,094      $  1,078,223
      U.K.                                                120,283            55,494           331,945           147,439
      Other                                                 4,305             4,844            15,568            15,793
                                                     ------------      ------------      ------------      ------------
         Total                                       $    500,062      $    441,580      $  1,484,607      $  1,241,455
                                                     ============      ============      ============      ============



                                                                September 30,     December 31,
                                                               -------------------------------
                                                                     1999              1998
----------------------------------------------------------------------------------------------

Assets
   IT                                                           $  1,035,040      $  1,043,722
   Professional                                                      411,530           394,563
                                                                ------------      ------------
                                                                   1,446,570         1,438,285
   Corporate                                                         137,960           133,596
                                                                ------------      ------------
         Total Assets                                           $  1,584,530      $  1,571,881
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $  1,170,978      $  1,222,821
      U.K.                                                           407,907           345,182
      Other                                                            5,645             3,878
                                                                ------------      ------------
         Total                                                  $  1,584,530      $  1,571,881
                                                                ============      ============

4.   Comprehensive Income

The Company discloses other comprehensive income in accordance with SFAS No. 130, 'Reporting Comprehensive Income'. A summary of comprehensive income for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                                            Foreign
                                                           Currency             Total
                                            Net           Translation       Comprehensive
Three Months Ended,                        Income         Adjustments          Income
----------------------------------------------------------------------------------------
September 30, 1998                        $  245,293       $  1,335        $  246,628
September 30, 1999                        $   30,692       $  3,389        $   34,081


                                                            Foreign
                                                           Currency             Total
                                            Net           Translation       Comprehensive
Nine Months Ended,                         Income         Adjustments          Income
----------------------------------------------------------------------------------------
September 30, 1998                        $  314,637       $  2,041        $  316,678
September 30, 1999                        $   80,881       $   (791)       $   80,090


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


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Results from Continuing Operations

Revenue. Revenue increased $58.5 million, or 13.2%, to $500.1 million in the three months ended September 30, 1999, from $441.6 million in the year earlier period. The increase was attributable by division to: Information Technology, $44.2 million or an increase of 14.7%, and Professional Services, $14.3 million or an increase of 10.2%. The increases in the Information Technology and Professional Services divisions were due to both internal growth and to the revenues of acquired companies. The revenue for the Company's Information Technology division is obtained through the modis Solutions and modis Consulting business units. modis Solutions provided approximately 32.8% and 29.2% of the division's revenue for the three months ended September 30, 1999 and 1998, as compared to 67.2% and 70.8% which was provided by the division's modis
Consulting unit during the same respective periods. The Company plans to continue to expand the percentage of revenue contributed through its modis Solutions unit as it expands that unit's offerings throughout the offices of the modis Consulting unit through various cross-selling efforts.

Management has observed a current trend in the industry which may possibly enhance the effectiveness of its strategy. This trend involves the movement of large users of IT services to larger national and international providers of IT services. The Company has seen a trend among large national and international customers towards scaled-back, preferred vendor lists for supplying IT services. The Company believes it is well positioned as one of the companies which can successfully offer services to these customers and achieve selection as a preferred provider. Approximately 3.2% of the Information Technology division's total revenue is derived from two United Kingdom customers. If these or other customers reduce spending on IT services or exclude the Company from their vendor lists, then the fiscal 1999 IT division revenues may experience a decrease if the revenue associated with such customers cannot be replaced.

During the three month period ended September 30, 1999, revenue was negatively effected by reduced spending on non year 2000 items. During this period, customers have begun to focus their IT efforts on testing and implementing legacy systems which have undergone year 2000 remediation. Management expects this year 2000 effect to extend into the fourth quarter of 1999 and, to some extent, the first quarter of 2000.

The Company's Professional Services division consists of the accounting and finance, legal, technical and engineering, career management and consulting and scientific units which contributed 38.9%, 13.2%, 33.5%, 9.5% and 4.9%, respectively, of the Professional Services division's revenues by group during the three months ended September 30, 1999 as compared to 34.0%, 17.3%, 33.5%, 8.8% and 6.4%, respectively, during the year earlier period.

Gross Profit. Gross profit increased $17.1 million, or 14.2%, to $137.8 million in the three months ended September 30, 1999, from $120.7 million in the year earlier period. Gross margin increased to 27.6% from 27.3% for the same respective periods. The gross margin in the IT division decreased from 26.1% to 25.0% for the three months ended September 30, 1998 and 1999, respectively. The overall decrease in the IT division's gross margin was mainly due to the increased percentage of the Information Technology division's revenues generated by the U.K. operations, which generally contribute a lower gross margin percentage. In addition, as the division's Consulting Unit increases the amount of revenue generated as a result of Preferred Vendor relationships, certain gross margin concessions may be made in exchange for an increase in overall gross profit. The gross margin in the Professional Services division increased to 33.3% in the three months ended September 30, 1999 from 30.0% in the year earlier period.

Operating Expenses. Operating expenses increased $32.7 million, or 41.1%, to $112.2 million in the three months ended September 30, 1999, from $79.5 million in the year earlier period. Operating expenses, before one-time income items, as a percentage of revenue remained relatively constant at 18.1% in the three months ended September 30, 1999, as compared to 18.0% in the year earlier period. In the third quarter of 1999, the Company was informed by the purchaser of its health care operations that the purchaser was going to default on its obligation to the Company. This default was due to the purchaser's decision to discontinue its efforts to refinance their indebtedness to the Company and to subsequently exit the business. As a result, the Company recorded a charge of $25.0 million related to the impairment of an asset (notesrecievable) generated from the sale of the Company's discontinued health care operations due to a change in the estimate of the recoverability of the collateral securing the asset. See 'LIQUIDITY AND CAPITAL RESOURCES' below. In addition, the Company reduced the lease component of the restructuring and impairment charge $3.3 million as a result of the Company not experiencing the expected levels of payments on cancelled facility leases relating to the closing of Professional Services divison branches and the consolidation of back office operations. Additionally, the Company's general and administrative ("G&A") expenses increased $9.5 million or 13.7% to $79.0 million in the three months ended September 30, 1999, from $69.5 million in the year earlier period. The increase in G&A expenses was primarily related to the effects of acquisitions made by the Company, internal growth of operating companies post-acquisition, investments made to improve infrastructure and to develop technical practices and increased expenses at the corporate level to support the growth of the Company, including sales, marketing and brand recognition. Included in G&A expenses during both the three months ended September 30, 1999 and 1998 are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to Year 2000 as it relates to the Company's business, operations, customers and vendors. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future. See 'OTHER MATTERS - Year 2000 Compliance' below.

Income from Operations. Income from operations decreased $15.6 million, or 37.9%, to $25.6 million in the three months ended September 30, 1999, from $41.2 million in the year earlier period. Income from operations before one-time income items increased $6.2 million or 15.0% to $47.4 million in the three months ended September 30, 1999 from $41.2 million in the year earlier period. Income from operations as a percentage of revenue decreased to 5.1% in the three months ended September 30, 1999, from 9.3% in the year earlier period. Income from operations, before one-time income items, as a percentage of revenue increased to 9.5% in the three months ended September 30, 1999, from 9.3% in the year earlier period.

Other Income (Expense). Interest expense decreased $3.8 million, or 50.0%, to $3.8 million in the three months ended September 30, 1999, from $7.6 million in the year earlier period. Interest expense was offset in the three months ended September 30, 1999 by interest and other income of $0.9 million from (1) investment income from certain investments owned by the Company and (2) interest income earned from cash on hand at certain subsidiaries of the Company.

Income Taxes. The Company's effective tax rate was 30.7% in the three months ended September 30, 1999, compared to 38.0% in the year earlier period. The decrease in the effective tax rate was primarily due to the effect of foreign tax credits resulting from tax strategies relating to foreign subsidiaries.

Income from Continuing Operations. As a result of the foregoing, income from continuing operations decreased $6.3 million, or 28.6%, to $15.7 million in the three months ended September 30, 1999, from $22.0 million in the year earlier period. Income from continuing operations before one-time income items increased $6.9 million, or 31.4%, to $28.9 million in the three months ended September 30, 1999, from $22.0 million in the year earlier period. Income from continuing operations as a percentage of revenue decreased to 3.1% in the three months ended September 30, 1999, from 5.0% in the year earlier period. Income from continuing operations, before one-time income items, as a percentage of revenue increased to 5.8% in the three months ended September 30, 1999, from 5.0% in the year earlier period.

Results from Discontinued Operations

Income from Discontinued Operations. Income from the discontinued commercial operations, after tax, were $6.9 million for the three months ended September 30, 1998. Additionally, for the three months ended September 30, 1998, reported revenues from discontinued operations were $287.8 million and operating income for the discontinued operations were $ 13.0 million. Results of discontinued operations include allocations of consolidated interest expense totaling $1.5 million for the three months ended September 30, 1998. The allocations were based on the historic funding needs of the discontinued operations, including: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs. Due to the sale of the Commercial operations and Teleservices division on September 27, 1998, and the sale of the Health Care division on March 30, 1998, the three months ended September 30, 1999 results did not include any operations of the Commercial, Teleservices or Health Care divisions. In the third quarter of 1999, the Company, in conjunction with the purchaser of Strategix, finalized the joint section 338(h)(10) election as required by the sales agreement. This final allocation of the sales price resulted in an adjustment to the tax liability recorded in discontinued operations from the sale of Strategix. As a result, the Company has reduced its tax liability by approximately $14.9 million. This adjustment increases the gain related to the sale of the discontinued commercial operations and is reflected in the income statement line item 'Gain on sale of discontinued operations'.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

From continuing operations

Revenue. Revenue increased $243.1 million, or 19.6%, to $1,484.6 million in the nine months ended September 30, 1999 from $1,241.5 million in the year earlier period. The increase was attributable by division to: Information Technology, $196.9 million or an increase of 23.3%; and Professional Services, $46.2 million, or an increase of 11.7%. The increases in the Information Technology and Professional Services divisions were due to both internal growth and to the revenues of acquired companies. The revenue for the Company's Information Technology division is obtained through the modis Solutions and modis Consulting business units. modis Solutions provided approximately 32.2% and 26.5% of the division's revenue for the nine months ended September 30, 1999 and 1998, as compared to 67.8% and 73.5% which was provided by the division's modis
Consulting unit during the same respective periods. The Company plans to continue to expand the percentage of revenue contributed through its modis Solutions unit as it expands that unit's offerings throughout the offices of the modis Consulting unit through various cross-selling efforts.

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

During the three month period ended September 30, 1999, revenue was negatively effected by reduced spending on non year 2000 items. During this period, customers have begun to focus their IT efforts on testing and implementing legacy systems which have undergone year 2000 remediation. Management expects this year 2000 effect to extend into the fourth quarter of 1999 and, to some extent, the first quarter of 2000.

The Company's Professional Services division consists of the accounting and finance, legal, technical and engineering, career management and consulting and scientific units which contributed 38.4%, 13.6%, 32.7%, 10.1% and 5.2%, respectively, of the Professional Services division's revenues by group during the nine months ended September 30, 1999 as compared to 32.9%, 16.6%, 35.0%, 9.0% and 6.5%, respectively, during the year earlier period.

During the first quarter of 1999, the Company created and filled the position of President and COO of the Professional Services division. This officer is responsible for the operations of all business units of the Professional Services division. The Company believes this position will create inertia to improve the platform for better operational results throughout the entire
Professional Services division. Additionally, the Special Counsel unit of the Professional Services division formed strategic alliance with International Paper in the nine months ended September 30, 1999.

Gross Profit. Gross profit increased $60.0 million or 17.5% to $403.0 million in the nine months ended September 30, 1999 from $343.0 million in the year earlier period. Gross margin decreased to 27.1% in the nine months ended September 30, 1999 from 27.6% in the year earlier period. The gross margin in the IT division decreased from 26.2% to 24.7% for the nine months ended September 30, 1998 and 1999, respectively. The overall decrease in the IT division's gross margin was mainly due to the increased percentage of the Information Technology division's revenues generated by the U.K. operations, which generally contribute a lower gross margin percentage. In addition, as modis Consulting increases the amount of revenue generated as a result of preferred vendor relationships, certain gross margin concessions may be made in exchange for an increase in overall gross profit. The gross margin in the Professional division increased to 33.0% in the nine months ended September 30, 1999 from 30.7% in the year earlier period.

Operating Expenses. Operating expenses increased $76.5 million, or 35.3%, to $293.3 million in the nine months ended September 30, 1999 from $216.8 million in the year earlier period. Operating expenses, before one-time income items, as a percentage of revenue increased to 18.3% in the nine months ended September 30, 1999 as compared to 17.5% in the year earlier period. In the third quarter of 1999, the Company was informed by the purchaser of its health care operations that the purchaser was going to default on its obligation to the Company. This default was due to the purchaser's decision to discontinue its efforts to refinance their indebtedness to the Company and to subsequently exit the business. As a result, the Company recorded a charge of $25.0 million related to the impairment of an asset (notes receivable)generated from the sale of the Company's discontinued health care operations due to a change in the estimate of the recoverability of the collateral securing the asset. See 'LIQUIDITY AND CAPITAL RESOURCES' below. In addition, the Company adjusted the lease component of the restructuring and impairment charge $3.3 million as a result of the Company not experiencing the expected levels of payments on cancelled facility leases relating to the closing of Professional Services divison branches and the consolidation of back office operations. Additionally, the Company's general and administrative ("G&A") expenses increased $48.3 million or 25.4% to $238.2 million in the nine months ended September 30, 1999, from $189.9 million in the year earlier period. The increase in G&A expenses was primarily related to the effects of acquisitions made by the Company, internal growth of operating companies post-acquisition, investments made to improve infrastructure and to develop technical practices and increased expenses at the corporate level to support the growth of the Company, including sales, marketing and brand recognition. Included in G&A expenses during both the nine months ended September 30, 1999 and 1998 are the costs associated with projects underway to ensure accurate date recognition and data processing with respect to Year 2000 as it relates to the Company's business, operations, customers and vendors. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future. See 'OTHER MATTERS - Year 2000 Compliance' below.

Income from Operations. Income from operations decreased $16.5 million, or 13.1% to $109.7 million in the nine months ended September 30, 1999 from $126.2 million in the year earlier period. Income from operations before one-time income items increased $5.3 million, or 4.2% to $131.5 million in the nine months ended September 30, 1999 from $126.2 million in the year earlier period. Income from operations as a percentage of revenue decreased to 7.4% in the nine months ended September 30, 1999 from 10.2% in the year earlier period. Income from operations, before one-time income items, as a percentage of revenue decreased to 8.9% in the nine months ended September 30, 1999 from 10.2% in the year earlier period.

Other Income (Expense). Interest expense decreased $13.7 million, or 63.4%, to $7.9 million in the nine months ended September 30, 1999, from $21.6 million in the year earlier period. Interest expense was offset in the nine months ended September 30, 1999 by interest and other income of $3.8 million from (1) investment income from certain investments owned by the Company and (2) interest income earned from cash on hand at certain subsidiaries of the Company. In addition, immediately subsequent to the sale of the Company's Commercial operations and Teleservices divisions in September 1998, the Company paid off and terminated the Company's then existing credit facility. The new and currently existing facility did not have a balance at December 31, 1998 and the Company did not begin borrowing on the facility until late in the first quarter of 1999.

Income Taxes. The Company's effective tax rate was 37.6% in the nine months ended September 30, 1999, compared to 37.9% in the year earlier period. The decrease in the effective tax rate was primarily due to the effect of foreign tax credits recognized in the third quarter of 1999, resulting from tax strategies relating to foreign subsidiaries.

Income from continuing operations. As a result of the foregoing, income from continuing operations decreased $2.4 million, or 3.5%, to $65.9 million in the nine months ended September 30, 1999 from $68.3 million in the year earlier period. Income from continuing operations before one-time income items increased $10.8 million, or 15.8%, to $79.1 million in the nine months ended September 30, 1999 from $68.3 million in the year earlier period. Income from continuing operations as a percentage of revenue decreased to 4.4% in the nine months ended September 30, 1999 from 5.5% in the year earlier period. Income from continuing operations, before one-time income items, as a percentage of revenue decreased to 5.3% in the nine months ended September 30, 1999 from 5.5% in the year earlier period.

From discontinued operations

Income from Discontinued Operations. Income from the discontinued commercial operations, after tax, were $30.0 million for the nine months ended September 30, 1998. Additionally, for the nine months ended September 30, 1998, reported revenues from discontinued operations were $919.4 million and operating income for the discontinued operations were $ 54.2 million. Results of discontinued operations include allocations of consolidated interest expense totaling $4.2 million for the nine months ended September 30, 1998. The allocations were based on the historic funding needs of the discontinued operations, including: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs. Due to the sale of the Commercial operations and Teleservices division on September 27, 1998, and the sale of the Health Care division on March 30, 1998, the six months ended September 30, 1999 results did not include any operations of the Commercial, Teleservices or Health Care divisions. In the third quarter of 1999, the Company, in conjunction with the purchaser of Strategix, finalized the joint section 338(h)(10) election as required by the sales agreement. This final allocation of the sales price resulted in an adjustment to the tax liability recorded in discontinued operations from the sale of Strategix. As a result, the Company has reduced its tax liability by approximately $14.9 million. This adjustment increases the gain related to the sale of the discontinued commercial operations and is reflected in the income statement line item 'Gain on sale of discontinued operations'.

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

The Company had working capital of $289.4 million and $16.1 million as of September 30, 1999 and December 31, 1998, respectively. The Company had cash and cash equivalents of $24.9 million and $105.8 million as of September 30, 1999 and December 31, 1998, respectively. The principal reasons for the increase in the Company's working capital is that included in current liabilities at December 31, 1998 were (1) amounts related to determinable earn-out payments due to the former owners of acquired companies and (2) a $175 million current tax liability relating to the sale of its Commercial operations and Teleservices division. The majority of these amounts were paid in the first quarter of fiscal 1999. The Company generated $53.2 million of cash flows from operations during the nine months ended September 30, 1999 versus generating $24.3 million during the same period in fiscal 1998. The cash flows from operations during the nine months ended September 30, 1999 were off-set by cash expenditures related to the Company's restructuring and repositioning plan $8.9 million. The increase in cash flow from operations in the nine months ended September 30, 1999 is due to the reduction in cash needed to fund accounts receivable and cash flows provided from acquired companies.

The Company used $360.4 million for investing activities in the nine months ended September 30, 1999 mainly as a result of the payment of the current tax liability, net worth adjustment and certain transaction expenses relating to the sale of the Company's Commercial operations and Teleservices division. Additionally, the Company used $147.5 million for acquisitions and earn-out payments and $8.2 million for capital expenditures. In the nine months ended September 30, 1998, the Company used $163.1 million for investing activities, of which $135.1 million was used for acquisitions and earn-out payments and $15.6 million was used for capital expenditures. For the nine months ended September 30, 1999, the Company did not pay any indemnification claims resulting from the sale of the Company's Commercial, Teleservices and Health Care divisions in 1998. Although the Company has received certain claims for indemnification or notices of possible claims pursuant to such obligations, the Company believes that it has meritorious defenses against such claims and does not believe that such claims, if successful, would have a material adverse effect on the Company's financial condition or results of operations.

For the nine months ended September 30, 1999 and 1998, the Company generated $228.3 million and $169.2 million of cash flows from financing activities, respectively. For both the nine months ended September 30, 1999 and 1998, these amounts primarily represent net borrowings from the Company's credit facility. For the nine months ended September 30, 1999, these net borrowings were used primarily to satisfy the current tax liability, net worth adjustment, business acquisitions and related earn-outs, and certain transaction expenses relating to the sale of the Company's Commercial operations and Teleservices division while for the nine months ended September 30, 1998 these net borrowings were used primarily to fund acquisitions and earn-out payments.

On October 31, 1998, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's Common Stock pursuant to a share buyback program. On December 4, 1998, the Company's Board of Directors increased the authorized share buyback program by an additional $110.0 million, bringing the total authorized repurchase amount to $310.0 million. As of December 31, 1998, the Company had repurchased approximately 21,751,000 shares under the share buyback program. Included in the shares repurchased as of December 31, 1998 were approximately 6,150,000 shares repurchased under an accelerated stock acquisition plan ("ASAP"). The Company entered into the ASAP with a certain brokerage firm which agreed to sell to the Company shares of its Common Stock at a certain cost. The brokerage firm borrowed these shares from its customers and was required to enter into market transactions, subject to Company approval, and purchase shares of Company Common Stock to return to its customers. The Company, pursuant to the ASAP, agreed to compensate the brokerage firm for any increases in the Company's stock price that would cause the brokerage firm to pay an amount to purchase the stock over the ASAP price. Conversely, the Company would receive a refund in the purchase price if the Company's stock price fell below the ASAP price. Subsequent to December 31, 1998, the Company used refunded proceeds from the ASAP to complete the program during January and February 1999, with the repurchase of approximately 597,000 shares, bringing the total shares repurchased under the program to approximately 22,348,000 shares. All of these shares were retired upon purchase. On November 5, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's Common Stock pursuant to a new share buyback program.

The Company is also obligated under various acquisition agreements to make earn-out payments to former stockholders of acquired companies over the next three years. The Company estimates that the amount of these payments will total $54.6 million, $11.3 million and $1.3 million annually, for the next three years. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund these payments.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the remainder of 1999 will be approximately $5.0 million. The Company anticipates recurring expenditures in future years to be approximately $15.0 to $20.0 million per year.

In connection with the Company's sale of its health care operations, the Company entered into an agreement with the purchaser of the health care assets whereby the Company agreed to make advances to the purchaser to fund its working capital requirements in an amount not to exceed the lesser of $30.0 million or 85% of accounts receivable through March 31, 1999, which was later extended until September 30, 1999. These advances are collateralized by the assets of the sold operations, primarily the accounts receivable. As of September 30, 1999, the Company had advanced approximately $24.1 million under this agreement. Additionally, the Company has $5.0 million in notes receivable from the sale of the health care operations, which are offset by a reserve of $1.5 million, resulting in a total unreserved asset balance related to the sale of the Company's discontinued health care operations of $27.6 million. In the third quarter of 1999, the Company was informed by the purchaser of its health care operations that the purchaser was going to default on its obligation to the Company. This default was due to the purchaser's decision to discontinue its efforts to refinance purchaser's indebtedness to the Company. Accordingly, the purchaser of the Company's health care operations is attempting to enter into agreements with its franchisees and potential acquirors of franchises and the purchaser-owned locations, whereby net accounts receivable and any additional amounts realized from the sale of purchaser-owned locations will, after operating costs, be applied against the purchaser's debt to the Company. Further, the purchaser, with the approval of the Company, has named an interim CEO to operate the business in an effort to maximize debt reduction to the Company. However, the Company believes that the collectibility of these assets is uncertain enough that it is appropriate, in the third quarter of 1999, to write-down the assets related to the sale of the Company's discontinued health care operations by $25.0 million.

The Company believes that funds provided by operations, available borrowings under its credit facilities, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.


Indebtedness of the Company

On October 30, 1998, the Company entered into a $500 million revolving credit facility which is syndicated to a group of 13 banks with NationsBank, N.A., as principal agent. On October 27, 1999 the 364 day facility portion of the original credit facility was replaced by a new $150.0 million 364 day credit facility. The new facility expires in 364 days and the remaining $350.0 million under the old credit facility expires on October 21, 2003. Pursuant to the 364 day credit facility, the Company has the option to term out the 364 day component of the credit facility for up to one year. Outstanding amounts under the credit facilities bear interest at certain floating rates as specified by the applicable credit facility. The credit facilities contain certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facilities are guaranteed by the material subsidiaries of the Company. In addition, approval is required by the majority of the lenders when the cash consideration of an individual acquisition exceeds 10% of consolidated stockholders' equity of the Company.

As of October 29, 1999, the Company had a balance of $243.0 million outstanding under the old credit facility. The Company also had outstanding letters of credit in the amount of $1.5 million, reducing the amount of funds available under the credit facility to $255.5 million, as of October 29, 1999. There were no amounts outstanding under the new credit facility as of October 29, 1999.

The Company also has certain notes payable to shareholders of acquired companies. The notes payable bear interest at rates ranging from 4.3% to 8.0% and have repayment terms from January 1999 to November 2004. As of October 29, the Company owed approximately $19.0 million in such acquisition indebtedness.

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

A four-phase approach has been utilized to address the Year 2000 issues: (1) an inventory phase to identify all computer-based systems and applications
(including embedded systems) which might not be Year 2000 compliant; (2) an assessment phase to determine what revisions or replacements would be necessary to achieve Year 2000 compliance and identification of remediation priorities which would best serve the Company's business interests; (3) a conversion phase to implement the actions necessary to achieve compliance and to conduct the tests necessary to verify that the systems are operational; and (4) an implementation phase to transition the compliant systems into the everyday operations of the Company. Management believes that the four phases are approximately 100%, 100%, 100%, and 98% complete, respectively.

The Company's corporate accounting, payroll and human resources systems are recent implementations (installed since June 1997) of mainstream computer products from vendors such as PeopleSoft, Informix, Microsoft, Digital Equipment Corporation and Compaq. The Company has completed Year 2000 required upgrades for corporate hardware systems, operating systems, network systems, database systems and applications systems. The project to upgrade the Company's PeopleSoft financial applications from version 6.1 to Year 2000 compliant version 7.5 is complete.

The Company operates approximately 263 branches, primarily in the U.S., Canada and the United Kingdom. The branch network relies on a variety of front office automation systems to provide sales support for resume tracking and client contact management. Because of the diverse architectural nature of these systems together with the relative ease with which backup/contingency procedures can be implemented in the event of an individual branch system outage, the Company does not believe that these systems pose a material Year 2000 risk. Nevertheless, the Company has completed inventory, assessment, and conversion phases for all branch locations. In conjunction with other business related integration projects, the Company has replaced noncompliant Year 2000 branch hardware and software with Year 2000 compliant products.

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

The Company budgeted $2.5 million to address the Year 2000 issues, which includes the estimated cost of the salaries of associates and the fees of consultants addressing the issue. This cost represents approximately 12% of the Company's total MIS budget. Approximately $2.3 million has been incurred to date for outside consultants, software and hardware applications, and dedicated personnel. The Company does not separately track the internal costs incurred for portions of the Year 2000 compliance project that are completed as a part of other business related projects. Such costs are principally the related payroll costs for the Company's information systems group. The Company believes that cash flows from operations and funds available under the Company's credit facility as well as cash on hand are sufficient to fund these costs.

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

Should the Company or a third party with whom the Company deals have a systems failure due to the century change, the Company does not expect any such effect to be material. The Company has developed contingency plans for addressing issues, which may arise as a result of the century change in the year 2000.

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

The Company's short-term and long-term debt obligations totaled approximately $251.0 million as of September 30, 1999 and the Company had $266.5 million available under its current credit facility. The debt obligations consist of (1) notes payable to former shareholders of acquired corporations, are at a fixed rate of interest, and extend through 2004 and (2) amounts outstanding under the credit facility which expires in 2003. The interest rate risk on the note obligations is immaterial due to the dollar amount and fixed nature of these obligations. The interest rate on the credit facility is variable, with the rate on borrowings outstanding at September 30, 1999 being approximately 5.9%. As of September 30, 1999, the Company has not entered into any interest rate instruments to reduce its exposure to interest rate risk.

Foreign Currency Exchange Rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different
currencies.   The  Company  generated  approximately  24.9%  and  23.4%  of  its consolidated revenues for the three and nine months ended September 30, 1999 consolidated revenues from international operations, respectively, 96.5% and 95.5% of which were from the United Kingdom and 3.5% and 4.5% of which were from other countries, respectively. Thus, 96.5% and 95.5%of international revenues for the three and nine months ended September 30, 1999 were derived from the United Kingdom, whose currency, has not fluctuated materially against the United States dollar since the Company began operating in the United Kingdom. The Company recorded unrealized cumulative foreign exchange translation losses of $271 as of September 30, 1999, and unrealized cumulative foreign exchange translation gains of $520 as of December 31, 1998. The cumulative amounts are recorded as a separate component of stockholders' equity under the caption 'Accumulated other comprehensive income'. The Company did not hold and has not entered into any foreign currency derivative instruments as of September 30, 1999.

FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

Effect of Fluctuations in the General Economy

Demand for the Company's information technology and professional business services is significantly affected by the general level of economic activity in the markets served by the Company. During periods of slowing economic activity, companies may reduce the use of outside consultants and staff augmentation services prior to undertaking layoffs of full-time employees. Also during such periods, companies may elect to defer installation of new information technology systems and platforms (such as Enterprise Resource Planning systems) or upgrades to existing systems and platforms. Year 2000 remediation and testing for existing information technology systems is having a similar effect. As a result, any significant economic downturn or more pronounced Year 2000 impact could have a material adverse effect on the Company's results of operations or financial condition.

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

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits

            10.6(a) Amendment agreement No. 1 to revolving credit and reimbursement agreement, Dated October 27, 1999.

            10.6(b) 364 day credit agreement by and between the Company and Bank of America. N.A. as administration agent and certain lenders named therein dated October 27, 1999.

            10.10(a) Award notification to Derek E. Dewan under Senior executive annual incentive program.

            10.11(a) Award notification to Michael D. Abney under Senior executive annual incentive program.

            10.12(a) Award notification to Marc M. Mayo under Senior
                     executive annual incentive program.

            10.13(a) Award notification to Timothy D. Payne under Senior executive annual incentive program.

            10.14(a) Award notification to George A. Bajalia under Senior executive annual incentive program.

            10.15(a) Award notification to Robert P. Crouch under Senior executive annual incentive program.
            10.16 Modis Professional Services, Inc. Senior Executive Annual Incentive Program

            11       Calculation of Per Share Earnings.

            27       Financial Data Schedule.

SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                  Title                     Date




/s/ DEREK E. DEWAN       President, Chairman       November 15, 1999
----------------------   of the Board and Chief
Derek E. Dewan           Executive Officer

/s/ MICHAEL D. ABNEY     Senior Vice President,    November 15, 1999
----------------------   Chief Financial Officer,
Michael D. Abney         Treasurer, and Director

/s/ ROBERT P. CROUCH     Vice President and        November 15, 1999
----------------------   Chief Accounting Officer
Robert P. Crouch