Form 10-K
period 1999-12-31
MODIS PROFESSIONAL SERVICES INC
filed 2000-03-30
CIK 924646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the Registrant), based upon the closing sale price of common stock on March 15, 2000 as reported by the New York Stock Exchange, was approximately $1,403,782,623.

     As of March 15, 2000, the number of shares outstanding of the Registrant's common stock was 96,397,090.

     DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of shareholders are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

     This Annual Report on From 10-K contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including but not limited to the specific factors discussed in Part I, Item 1 under "Business - Introdution and Recent Events',
Part II, Item 5 under 'Market for Registrant's Common Equity and Related Shareholder Matters' and in Part II under 'Liquidity and Capital Resources', 'Other Matters - Year 2000 Compliance' and 'Factors Which May Impact Future Results and Financial Condition'. In addition, except for historical facts, all information provided in Part II under 'Quantitative and Qualitative Disclosures About Market Risk' should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Forward-looking statements are based on beliefs and assumptions of the Company's management and on information currently available to such manangement. Forward looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events. Undue reliance should not be placed on such
forward-looking   statements,   which  are  based  on   current   expectations.
Forward-looking statements are not guarantees of performance.

ITEM 1. BUSINESS  GENERAL

Introduction and Recent Events

Modis Professional Services, Inc. ('MPS' or the 'Company') is an international provider of professional business services, including consulting, outsourcing, training and strategic human resource solutions, to Fortune 1000 and other leading businesses. Historically, the Company's services have been provided through its two business divisions: (i) Information Technology, which provides technology consulting, outsourcing and solutions services, and (ii) Professional Services, which provides personnel who perform specialized services such as accounting, legal, technical / engineering, scientific, and career management and consulting.

On December 15, 1999, the Company's Board of Directors approved a plan to split the Company into two independent companies with the Company continuing to operate the Professional Services business and to distribute to the stockholders of the Company all of the outstanding stock of the Information Technology division. The creation of two independent companies will enable management of each company to devote the time and attention to the different needs of each business and to sharpen its focus on the core strategies of each business. The distribution is subject to market and other conditions, including regulatory approvals and tax clearances. The Company has requested that the Internal Revenue Service issue a ruling that the distribution will be tax free to the Company and to its stockholders. This ruling, and the distribution, are expected to occur during 2000.

Unless otherwise noted, the discussion of the Company's business set forth below relates to the Professional Services business and does not include information concerning the Information Technology business. Information concerning the Information Technology division is included in Item 7, Management's Discussion of Financial Condition and Results of Operations, 'Results of discontinued operations'.

Discussion of the Business

Headquartered in Jacksonville, Florida, the Company has approximately 150 offices throughout the United States and the United Kingdom. MPS' objective is to concentrate its efforts and resources on profitable, high-growth, high-end professional services that have the ability to consistently generate strong earnings. The Company has experienced substantial growth in revenue and earnings driven primarily by (i) increased business with the Company's existing clients;
(ii) increased penetration of existing and new markets; (iii) trends toward the increased outsourcing of non-core competency professional business services; and
(iv) acquisitions of other professional services companies.

Business Strategy

MPS seeks to expand its revenues and profitability by offering an extensive range of specialized human resource and consulting services through a global network of branch offices. The Company markets and delivers its services with an emphasis on local entrepreneurial spirit and decision-making at the branch level combined with strong corporate, technological and managerial support. The Company seeks to provide innovative and customized solutions to human resource needs and to expand the Company's relationships with its clients. MPS' mission is to set the standard for the professional business services industry by empowering its employees to provide quality services. Management believes the Company's concentration on professional services allows faster growth and higher profit margins versus the more traditional commercial staffing businesses due to the specialized expertise of professional personnel. MPS' principal competitors in the professional services areas generally consist of specialty firms in each of those fields, and to a lesser extent, diversified business services firms. The Company's strategy is to continue to increase the overall revenue and gross profits by expanding current specialties into new geographic markets, identifying and adding new practice areas, and leveraging wherever possible on existing specialty strengths.

GROWTH STRATEGY

The Company pursues a focused growth strategy designed to achieve both increased revenues and earnings. The key elements of this growth strategy are as follows:

Internal Growth

The Company's internal growth strategy includes: (i) positioning in market locations, customer segments and skill areas that value high levels of service;
(ii) increasing penetration of existing markets; (iii) expanding into new and contiguous markets; and (iv) migrating to higher margin specialty practice areas. Several of the more distinguishing ways to facilitate the aforementioned internal growth strategies are as follows:

     Staff Augmentation

     Each business unit provides variable workforce solutions by providing intellectual capital to meet the changing needs of clients. By establishing new relationships, forming strategic alliances and continually improving current client and consultant relationships, management believes the traditional staff augmentation will continually be an integral component to its service mix.

     Specialized Staffing and Specialty Solution Opportunities

     Many of the Company's offices provide specialty solutions and staffing to its corporate clients beyond the traditional professional staff augmentation. Management believes it can leverage these practice specialties and client relationships within each business unit by offering specialized services and solutions to other existing and prospective clients. Examples include document and trial management services, leadership development, executive coaching and specialized computer-aided design services.

     Professional Development Opportunities

     Enhancing the knowledge and skills of the consultants and employees of the Company based on the needs of our clients will strengthen our overall relationship with clients, consultants, and employees. Generally, these strategies are intended to better serve our clients and strengthen our professionalism throughout each business unit. Management believes this will improve overall client relationships and profitability and improve consultant and employee retention.

Acquisitions

The Company's growth strategy includes the acquisition of existing businesses with complementary service offerings, strong management, profitable operating results and recognized local and regional presence. The Company has acquired 13 professional services companies since 1996. Acquisition criteria considered by management includes, among other things, financial performance, a desirable market location, significant market share, new or expanded specialties that can be added to the Company's existing lines of business, efficient operating systems and existing management that will operate effectively within the Company's existing managerial structure. The Company believes that there is an opportunity, as a part of the consolidation in the global business services industry, to focus on acquisitions of companies that offer specialized professional services. The Company's management has had success in identifying acquisition candidates that complement existing businesses, integrating them into existing operations and utilizing them to enhance the Company's growth performance.

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

Accounting Division

The Accounting division, which operates primarily under the Accounting Principals brand name in the United States and under the Badenoch and Clark brand name throughout the United Kingdom, provides professionals and project solutions and support in finance/banking, data processing and accounting, including auditors, controllers/CFOs, CPAs, financial analysts, mortgage processors, loan processors, accounts receivable and accounts payable clerks, and tax accountants. By providing these accounting and financial services, the Company offers customers a reliable and economic resource for financial professionals to address uncertain or uneven work loads caused by special projects or unforeseen emergencies. The Company entered the accounting services industry in 1995 through the acquisition of a small, regional accounting firm and has since increased the division to encompass 45 branches in the U.S. and the United Kingdom, as of December 31, 1999.

Included within the Accounting division's results is Management Principals, a new brand that provides personnel with project management and implementation experience to the banking and financial services industry to handle such matters as change management, financial projects, marketing, mergers and acquisitions, organizational development, and training. Management Principals also provides direct placement solutions in banking and financial services. This unit started with the acquisition of Keystone Consulting Group in May 1997 and as of December 31, 1999, it operates five branches across the United States.

Legal Division

The Legal division, which operates primarily under the Special Counsel brand name, provides litigation support and consulting as well as human resource services and solutions to corporate legal departments and law firms. These services include the provision of project teams/individuals consisting of: attorneys, paralegals, legal secretaries, and law librarians to corporate legal departments and private law firms for litigation support, as well as project and document management, document imaging and coding, and trial presentation services. The Company primarily competes with a few large companies and many local firms as this market is highly fragmented. The Company entered the legal industry in 1995 through the acquisitions of Attorneys Per Diem, a Baltimore operation, (now Special Counsel) in 1995, and Special Counsel, Inc., a New York City operation. As of December 31, 1999, the legal unit had 33 branches operating primarily in the United States, with capability in the United Kingdom through its Badenoch and Clark brand.

Technical and Engineering Division

The Technical and Engineering division, collectively called ENTEGEE, provides drafters, designers and engineers in the mechanical and electrical engineering fields as well as personnel to the chemical, plastics and other industries. ENTEGEE also provides high level engineering and drafting services, including the outsourcing of specialized design services such as architectural design and drafting, tool designs and computer-aided design ('CAD') services. ENTEGEE's clients range from transportation and aerospace to engineering firms, print circuit board manufacturers, and other domestic and international businesses. As of December 31, 1999, the technical and engineering unit operates 29 branches throughout the United States.

Scientific Division

The Scientific division, Scientific Staffing, provides trained and advanced-degreed scientists, laboratory technicians and support personnel to companies in the pharmaceutical, chemical, biotechnical, environmental, health care and consumer products industries. As of December 31, 1999, the Scientific unit operates 17 branch offices throughout the United States.

Career Management and Consulting Division

The Career Management and Consulting division, Manchester, Inc. and Diversified Search, Inc. offers corporate outplacement services, including career counseling, resume development, skills assessment, interview and negotiating techniques, and employee guidance counseling. It also provides leadership development, career management consulting, retained executive search and other human resource services to the banking, financial services, healthcare, pharmaceutical, chemical and manufacturing industries. This division started with the acquisition of Manchester Partners International, Inc. ('Manchester') in January 1997 and as of December 31, 1999 it operates through a network of 26 branch offices throughout the United States.


COMPETITION

The business services industry has grown steadily in recent years as companies have utilized business service firms to provide value added solutions ranging from the outsourcing of non-core competencies to the recruitment of a flexible workforce able to provide a company with the unique skills it does not house internally. MPS believes that the increasing pressure that companies are experiencing to remain competitive and efficient will cause companies to focus their permanent internal staff around their core competencies while expanding their use of business service partners to provide strategic solutions to fulfill their other business needs. MPS also believes that the business services industry is highly fragmented, but is experiencing increasing consolidation largely in response to increased demand for companies to provide a wide range of comprehensive human resource solutions to regional and national accounts. A large percentage of business services firms are local operations with fewer than five offices. Within local markets, these firms actively compete with the Company for business, and in most of these markets no single company has a dominant share of the market. The Company also competes with larger full-service and specialized competitors in national, regional and local markets.

The principal national competitors of the Company include On Assignment, Inc., the legal division of Kelly Services, Inc., Adecco SA, CDI Corporation, Kforce.com, Inc., Acsys, Inc. and Robert Half International, Inc. The Company believes that the primary competitive factors in obtaining and retaining clients are an understanding of clients' specific job requirements, the ability to provide professional personnel in a timely manner, the monitoring of quality of job performance, and the price of services. The primary competitive factors in obtaining qualified candidates for professional employment assignments are wages, responsiveness to work schedules, continuing professional education opportunities, and number of hours of work available. Management believes that MPS is highly competitive in all of these areas.

FULL-TIME EMPLOYEES

At March 15, 2000, the Company employed approximately 9,400 professional consultants and approximately 1,400 corporate employees on a full-time equivalent basis. Approximately 60 of the employees work at corporate headquarters. Full-time employees are covered by life and disability insurance and receive health and other benefits.

GOVERNMENT REGULATIONS

Outside of the United States and Canada, the personnel outsourcing segment of the Company's business is closely regulated. These regulations differ among countries but generally may regulate: (i) the relationship between the Company and its temporary employees; (ii) licensing and reporting requirements; and(iii) types of operations permitted. Regulation within the United States does not materially impact the Company's operations.

SERVICE MARKS

The Company or its subsidiaries maintain a number of service marks and other intangible rights, including federally registered service marks for, ACCOUNTING PRINCIPALS (and logo), MANCHESTER, SCIENTIFIC STAFFING, SPECIAL COUNSEL, DIVERSIFIED SEARCH, CAREERSTAT, EXALT, MANCHESTER PARTNERS INTERNATIONAL, and ENTEGEE for its services generally. The Company or its subsidiaries have applications pending before the Patent and Trademark Office for federal registration of the service marks for MODIS PROFESSIONAL SERVICES (and logo), PROCOACHING, DIVERSIFIED TECHNOLOGY PARTNERS, and MANAGEMENT PRINCIPALS. The Company plans to file affidavits of use and timely renewals, as appropriate, for these and other intangible rights it maintains.

SALE OF COMMERCIAL AND HEALTH CARE DIVISIONS

The Company sold its Commercial operations and its Teleservices division to Randstad U.S., L.P., a subsidiary of Randstad Holding nv, for a final adjusted price of $826.2 million, in cash. The sale was completed on September 27, 1998. Effective March 30, 1998, the Company sold the operations and certain assets of its Health Care division for consideration of $8.0 million, consisting of $3.0 million in cash and $5.0 million in a note receivable due March 30, 2000 bearing interest at 2% in excess of the prime rate. In addition, the Company retained the accounts receivable of the Health Care division of approximately $28.2 million. See Item 7 and Note 3 to the Company's Consolidated Financial Statements for discussion of the sale of the Company's Commercial operations, Teleservices division, and Health Care operations.

SEASONALITY

The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for the Company's services has historically been lower during the year-end holidays through February of the following year, showing gradual improvement over the remainder of the year.

ITEM 2. PROPERTIES

The Company owns no material real property. It leases its corporate headquarters as well as all of its branch offices. The branch office leases generally run for three to five-year terms. The Company believes that its facilities are generally adequate for its needs and does not anticipate difficulty replacing such facilities or locating additional facilities, if needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the twelve months ended December 31, 1999.




                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

The following table sets forth the reported high and low sales prices of the Company's Common Stock for the quarters indicated as reported on the New York Stock Exchange under the symbol "ASI" through September 30, 1998. Effective October 1, 1998, subsequent to the Company's sale of its Commercial opertions and Teleservices division, the Company changed its trading symbol and began trading on the New York Stock Exchange under "MPS".


FISCAL YEAR 1998                                                                          High                 Low

         First Quarter........................................................           $35.00              $22.00

         Second Quarter.......................................................            38.86               29.38

         Third Quarter........................................................            33.25               10.50

         Fourth Quarter.......................................................            18.63                9.94

FISCAL YEAR 1999

         First Quarter........................................................           $17.13              $ 7.00

         Second Quarter.......................................................            15.63                8.00

         Third Quarter........................................................            17.50               11.88

         Fourth Quarter.......................................................            14.81                9.50

In addition to the factors set forth below in 'FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION' under 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS', the price of the Company's Common Stock is affected by fluctuations and volatility in the financial and equity markets generally and in the Company's industry sector in particular.

As of March 15, 2000, there were approximately 913 holders of record of the Company's Common Stock.

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

On October 31, 1998, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's Common Stock pursuant to a share buyback program. On December 4, 1998, the Company's Board of Directors increased the authorized share buyback program by an additional $110.0 million, bringing the total authorized repurchase amount to $310.0 million. As of December 31, 1998, the Company had repurchased approximately 21,751,000 shares under the share buyback program. Subsequent to December 31, 1998, the Company completed the program during February 1999, with the repurchase of approximately 616,000 shares, bringing the total shares repurchased under the program to approximately 22,367,000 shares for approximately $297.9 million. All of these shares were retired upon purchase. On November 4, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of March 15, 2000, no shares have been repurchased under this authorization. See 'LIQUIDITY AND CAPITAL RESOURCES' under 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS' for additional information.

ITEM 6.  SELECTED FINANCIAL DATA
                                                                   Fiscal Years Ended
                                       ------------------------------------------------------------------------------------
                                                   Dec. 31,        Dec. 31,        Dec. 31,       Dec. 31,       Dec. 31,
(in thousands, except per share amounts)             1999          1998 (1)        1997 (1)       1996 (1)       1995 (1)
- -------------------------------------------------------------------------------------------------------------------------
Statement of Income Data:
Revenue                                        $    592,455    $    537,973      $  383,489   $    179,608    $    21,179
Cost of Revenue                                     397,462         372,213         264,147        134,276         15,157
                                       ------------------------------------------------------------------------------------
Gross Profit                                        194,993         165,760         119,342         45,332          6,022
Operating expenses                                  140,603         115,426          80,656         34,798          3,792
Restructuring and impairment charges                 (2,314)         18,683               -              -              -
Asset write-down related to sale of
  discontinued operations                            25,000               -               -              -              -
                                       ------------------------------------------------------------------------------------
Operating income from continuing
   operations                                        31,704          31,651          38,686         10,534          2,230
Other income, (expense), net                         (1,916)            596          (8,008)          (749)          (484)
                                        ------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                               29,788          32,247          30,678          9,785          1,746
Provision for income taxes                           11,191          14,556          11,186          3,676            952
                                       ------------------------------------------------------------------------------------
Income from continuing operations                    18,597          17,691          19,492          6,109            794
Discontinued operations:
Income from discontinued operations,
   net of income taxes                               63,538          81,189          82,541         25,101         27,778
Gain on sale of discontinued operations,
   net of income taxes                               14,955         230,561               -              -              -
                                       ------------------------------------------------------------------------------------
Income before extraordinary loss                     97,090         329,441         102,033         31,210         28,572
Extraordinary loss on early
   extinguishment of debt, net of
   income tax benefit                                     -          (5,610)              -              -              -
                                       ------------------------------------------------------------------------------------
Net income                                     $     97,090    $    323,831      $  102,033   $     31,210     $   28,572
                                       ====================================================================================
Basic income (loss) per common share:
   From continuing operations                  $       0.19    $       0.16      $     0.19   $       0.07     $     0.01
                                       ====================================================================================
   From discontinued operations                $       0.66    $       0.75      $     0.81   $       0.27     $     0.45
                                       ====================================================================================
   From gain on sale (2)                       $       0.16    $       2.12      $        -   $          -     $        -
                                       ====================================================================================
   From extraordinary item                     $          -    $      (0.05)     $        -   $          -     $        -
                                       ====================================================================================
   Basic net income per common share           $       1.01    $       2.98      $     1.00   $       0.34     $     0.46
                                       ====================================================================================
Diluted income (loss) per common share:
   From continuing operations                  $       0.19    $       0.18      $     0.21   $       0.07      $    0.01
                                       ====================================================================================
   From discontinued operations                $       0.66    $       0.69      $     0.72   $       0.26     $     0.42
                                       ====================================================================================
   From gain on sale (2)                       $       0.15    $       1.97      $        -   $          -     $        -
                                       ====================================================================================
   From extraordinary item                     $          -    $      (0.05)     $        -   $          -     $        -
                                       ====================================================================================
   Diluted net income per common share         $       1.00    $       2.79      $     0.93   $       0.33     $     0.43
                                       ====================================================================================




                                                                   Fiscal Years Ended
                                       ------------------------------------------------------------------------------------
                                                    Dec. 31,         Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,
(in thousands, except per share amounts)            1999             1998 (1)       1997 (1)       1996 (1)       1995 (1)
- -------------------------------------------------------------------------------------------------------------------------
Basic average common shares
   outstanding                                       96,268          108,518        101,914         90,582         62,415
Diluted average common                 ====================================================================================
   shares outstanding                                97,110          116,882        113,109         95,317         69,328
                                       ====================================================================================

                                                                          As of
                                       ------------------------------------------------------------------------------------
                                                    Dec. 31,          Dec. 31,     Dec. 31,         Dec. 31,      Dec. 31,
                                                     1999             1998 (1)     1997 (1)         1996 (1)      1995 (1)
                                       ====================================================================================
Balance Sheet data:
Working capital                                $      62,829     $    (76,370)  $   44,086     $     93,769   $   239,388
Total assets                                       1,490,331        1,359,166    1,275,012          776,451       298,008
Long term debt                                       228,000            1,988      425,143           89,733        91,461
Stockholders' equity                               1,182,515        1,070,110      812,842          669,779       195,085

(1) Includes the financial information of the Company for the respective years noted above restated to account for any material business combinations accounted for under the pooling-of-interests method of accounting.

(2)  Gain on sale  relates  to the  gain on the  sale of the net  assets  of the
     Company's  discontinued  operations.  See  Note  3   to  the   Consolidated
     Financial Statements for a further discussion.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


During 1999, the Company's Board of Directors announced that the Company would spin-off its Information Technology division ('modis') to its shareholders in the form of a tax-free stock dividend. The spin-off is subject to market and other conditions, including regulatory and tax clearances. The distribution is expected to be completed before December 31, 2000.

Effective September 27, 1998 and March 30, 1998, the Company sold its Commercial operations and Teleservices division, and the operations and certain assets of its Health Care division, respectively, (jointly the "Commercial Businesses"). The Commercial operations and Teleservices division were sold with a final adjusted purchase price of $826.2 million in cash to Randstad U.S., LP ('Randstad'), the U.S. operating company of Ranstad Holding nv, an international staffing company based in The Netherlands. The operations and certain assets of the Health Care division were sold for consideration of $8.0 million, consisting of $3.0 million in cash and $5.0 million in a note receivable due March 30, 2000 bearing interest at 2% in excess of the prime rate.

As a result of the proposed spin-off and the sale of the Company's Commercial and Health Care operations, the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been reclassified to report the results of operations of its Information Technology, Commercial, Teleservices and Health Care divisions as discontinued operations for all periods presented.

In connection with the Company's sale of its health care operations, the Company entered into an agreement with the purchaser of the health care assets whereby the Company agreed to make advances to the purchaser to fund its working capital requirements. These advances are collateralized by the assets of the sold operations, primarily the accounts receivable. In the third quarter of 1999, the Company was informed by the purchaser of its health care operations that the purchaser was going to default on its obligation to the Company. The purchaser of the Company's health care operations is attempting to enter into agreements with its franchisees and potential acquirors of franchises and the purchaser-owned locations, whereby net accounts receivable and any additional amounts realized from the sale of purchaser-owned locations will, after operating costs, be applied against the purchaser's debt to the Company. Further, the purchaser has named an interim CEO to operate the business in an effort to maximize debt reduction to the Company. However, in the third quarter of 1999, the Company believed it was probable that a portion of the advances would not be repaid and accordingly, provided an allowance for the advances estimated to be uncollectible related to the sale of the Company's discontinued health care operations of $25.0 million.

As a result of the proposed spin-off and the sale of the Company's Commercial and Health Care operations, the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been reclassified to report the results of operations of its Information Technology, Commercial, Teleservices and Health Care divisions as discontinued operations for all periods presented.

The following detailed analysis of operations should be read in conjunction with the 1999 Financial Statements and related notes included elsewhere in this Form 10-K.

                       FISCAL 1999 COMPARED TO FISCAL 1998

Results from continuing operations

Revenue. Revenue increased $54.5 million, or 10.1%, to $592.5 million in fiscal 1999 from $538.0 million in fiscal 1998. The majority of the growth in revenue was internal, or organic, growth. Growth in 1999 was effected by the Company's strategic restructuring and repositioning plan (the 'restructuring plan') which resulted in the closing of approximately 23 offices. As a result, the 1998 revenue figures include an entire years' worth of revenue of the closed offices whereas the 1999 results include only a partial years' worth of revenue. If the results of these closed offices were removed in both fiscal 1999 and 1998, revenue would have increased by 16.4%. The Company operates primarily through five operating divisions consisting of the accounting, legal,
engineering/technical,   career   management   and   consulting  and  scientific
divisions.

Gross Profit. Gross profit increased $29.2 million or 17.6% to $195.0 million in fiscal 1999 from $165.8 million in fiscal 1998. Gross margin increased to 32.9% in fiscal 1999 from 30.8% in fiscal 1998. The increase in gross margin was primarily a result of the Company's continued migration to higher margin solutions-type engagements, as well as a result of the Company's restructuring plan which closed certain less profitable offices.

Operating expenses. Operating expenses increased $29.2 million or 21.8% to $163.3 million in fiscal 1999 from $134.1 million in fiscal 1998. Operating expenses before one-time income items and depreciation and amortization, as a percentage of revenue increased to 21.4% in fiscal 1999 as compared to 19.2% in fiscal 1998. Included in 1999 operating costs is a one-time charge of $25.0 million relating to the impairment of the recoverability of advances made by the Company to the purchaser of the Health Care operations. See 'LIQUIDITY AND CAPITAL RESOURCES' below. Also included is a one-time credit of $2.3 million adjusting the lease component of the restructuring and impairment charge of $18.7 million taken in fiscal 1998 as a result of the Company not experiencing the expected levels of payments on cancelled facility leases relating to the closing of certain offices. Included in operating expenses during both fiscal 1999 and 1998 are the costs associated with projects to ensure accurate date recognition and data processing with respect to Year 2000 as it relates to the Company's business, operations, customers and vendors. These costs have been immaterial to date and are not expected to have a material impact on the Company's results of operations, financial condition or liquidity in the future. See 'OTHER MATTERS - Year 2000 Compliance' below.

Income from operations. As a result of the foregoing, income from operations remained constant at $31.7 million in fiscal 1999 and fiscal 1998. Income from operations, before one-time income items, increased $4.1 million or 8.2% to $54.4 million in fiscal 1999 from $50.3 million in fiscal 1998. Income from operations, before one-time income items as a percentage of revenue remained relatively constant at 9.2% in fiscal 1999 as compared to 9.4% in fiscal 1998.

Other income (expense). Other income (expense) consists primarily of interest income related to cash on hand and interest expense related to borrowings on the Company's credit facility and notes issued in connection with acquisitions. Interest expense increased to $1.9 million in fiscal 1999 as compared to interest income earned of $0.6 million in fiscal 1998. Interest income in fiscal 1998 was primarily a result of the cash on hand related to the sale of the Company's discontinued commercial and health care operations. The Company recorded net interest expense in 1999 related to net borrowings on the Company's credit facility primarily for payment of taxes and other expenses on the sale of the Company's commercial and health care operations and for the repurchase of approximately $297.9 million of the Company's common stock, in late fiscal 1998 and early fiscal 1999.

Income Taxes. The Company's effective tax rate decreased to 37.6% in fiscal 1999 compared to 45.1% in fiscal 1998. The decrease is due to a $9.9 million non-deductible goodwill impairment charge included in taxable income during fiscal 1998 (included in the restructuring and impairment charge discussed above and in Note 13 to the Consolidated Financial Statements included elsewhere herein). Absent these charges, the Company's effective tax rate increased to 37.6% in fiscal 1999 as compared to 34.5% in fiscal 1998, primarily as a result of a one-time deduction in connection with the sale of the Company's discontinued commercial operations.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $0.9 million or 5.1% to $18.6 million in fiscal 1999 from $17.7 million in fiscal 1998. Income from continuing operations as a percentage of revenue decreased to 3.1% in fiscal 1999 from 3.3% in fiscal 1998. Income from continuing operations before one-time income items and the increase in the effective tax rate as a result of the non-deductible goodwill impairment charge as a percentage of revenue decreased to 5.5% in fiscal 1999 as compared to 6.2% in fiscal 1998.

Results of discontinued operations

The reported results from discontinued operations include the results of the Company's commercial operations and Teleservices division for the nine months ended September 30, 1998, the results of the Company's health care operations for the period January 1, 1998 through March 28, 1998. In addition, the Company's Information Technology division, anticipated to be distributed to the Company's shareholders in a tax-free spin-off prior to December 31, 2000, is shown as discontinued operations for fiscal 1999 and fiscal 1998. The following discloses the results of the discontinued Commercial businesses and the Information Technology businesses for fiscal 1999 and fiscal 1998:

                                                               Years ended December 31,
                                                                1999              1998
  Discontinued Commercial businesses:
      Revenue                                              $           -     $     919,400
      Cost of revenue                                                  -           708,930
      Operating expense                                                -           156,180
           Operating income                                            -            54,290
      Interest, net                                                    -             4,200
      Provision for income taxes                                       -            20,070
           Income from discontinued commercial businesses              -            30,020

  Discontinued IT businesses:
      Revenue                                              $   1,349,194     $   1,164,140
      Cost of Revenue                                          1,018,439           862,324
      Operating Expense                                          222,247           202,305
           Operating Income                                      108,508            99,511
      Interest, net                                                5,878            14,572
      Provision for income taxes                                  39,092            33,770
           Income from discontinued IT businesses                 63,538            51,169


Included in the operating expenses during both fiscal 1999 and 1998 are allocations of certain net common expenses for corporate support and back office functions totaling approximately $15.2 million and $8.0 million, respectively. Corporate support and back office allocations are based on the ratio of the Company's consolidated revenues to that of the discontinued Commercial and IT Businesses. Additionally, results of discontinued operations include allocations of consolidated interest expense totaling $5.9 million and $18.8 million for fiscal 1999 and 1998, respectively. The allocations were based on the historic funding needs of the discontinued operations, including: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs.




                         FISCAL 1998 VERSUS FISCAL 1997


Results from continuing operations

Revenue. Revenue increased $154.5 million, or 40.3% to $538.0 million in fiscal 1998 from $383.5 million in fiscal 1997. A significant portion of the increase was the result of the acquisition of a large, international provider of accounting services during June 1997, which resulted in approximately six months of post acquisition revenue in fiscal 1997 results versus twelve months during fiscal 1998. Also included in the 1998 revenues are revenues derived from a project in the Company's Legal division and with a certain customer. The revenues from this project amounted to approximately $16.1 million, or 3.0% of total revenue. This project was completed during the early part of fiscal 1999. The Company operates primarily through five operating divisions consisting of the accounting, legal, engineering / technical, career management and consulting and scientific divisions.

Gross Profit. Gross profit increased $46.5 million, or 39.0%, to $165.8 million in fiscal 1998 from $119.3 million in fiscal 1997. Gross margin decreased to 30.8% in fiscal 1998 from 31.1% in fiscal 1997. The overall decrease in the gross margin was due primarily to an increased percentage of revenues from the United Kingdom, increased salary pressures due to a continued shortage of skilled workers, higher benefits costs including a matching 401(k) plan and holiday and vacation pay, and increased competition within the segment including downward pricing pressure from competitors.

Operating Expenses. Operating expenses increased $53.4 million, or 66.2%, to $134.1 million in fiscal 1998 from $80.7 million in fiscal 1997. Included in operating expenses in fiscal 1998 are $18.7 million in restructuring and impairment charges associated with the Company's Integration and Strategic Repositioning Plan (the 'Restructuring Plan'). Operating expenses before these non-recurring items as a percentage of revenue increased to 21.5% in fiscal 1998, from 21.0% in fiscal 1997. The Company's general and administrative ("G&A") expenses before the non-recurring items increased $30.8 million or 42.5% to $103.2 million in fiscal 1998 from $72.4 million in fiscal 1997. The increase in G&A expenses was primarily related to: the effects of acquisitions made by the Company; internal growth of the operating companies post-acquisition; investments made to improve infrastructure and to develop technical practices; and increased expenses at the corporate level to support the growth of the Company including sales, marketing and brand recognition. Included in G&A expenses during both 1998 and 1997 are the costs associated with projects to ensure accurate date recognition and data processing with respect to the Year 2000 as it relates to the Company's business, operations, customers and vendors. See 'OTHER MATTERS - Year 2000 Compliance' below.

Income from Operations. As a result of the foregoing, income from operations decreased $7.0 million, or 18.1%, to $31.7 million in fiscal 1998 from $38.7 million in fiscal 1997. Income from operations before non-recurring items increased $11.6 million, or 30.0%, to $50.3 million in fiscal 1998 from $38.7 million in fiscal 1997. Income from operations before non-recurring restructuring and impairment costs as a percentage of revenue decreased to 9.4% in fiscal 1998 from 10.1% in fiscal 1997.

Other Income (Expense). Interest expense decreased $8.6 million to $0.6 million of interest income in fiscal 1998 from $8.0 million in interest expense in fiscal 1997. The decrease in interest expense resulted primarily from four sources: (1) the sale of the Company's Commercial and teleservices divisions and the resultant net cash proceeds of approximately $373.0 million (net of $477.0 million used to pay off and terminate the Company's then existing credit facility) which earned interest income from October 1, 1998 through December 31, 1998; (2) the resulting interest savings from October 1, 1998 through December 31, 1998 from paying off the existing credit facility (the new facility did not have a balance as of December 31, 1998); (3) investment income from certain investments owned by the Company; and (4) interest income earned from cash on hand at certain subsidiaries of the Company.

Income Taxes. The Company's effective tax rate was 45.1% in fiscal 1998 compared to 36.5% in fiscal 1997. The increase is due to a $9.9 million non-deductible goodwill impairment charge included in taxable income during 1998 (included in the restructuring and impairment charge discussed above and in Note 13 to the Consolidated Financial Statements included elsewhere herein). Absent these charges, the Company's effective tax rate would have decreased to 34.5% for fiscal 1998 compared to 36.5% in fiscal 1997, primarily as a result of a one-time deduction in connection with the sale of the Company's discontinued commercial operations.

Income from continuing operations. As a result of the foregoing, income from continuing operations decreased $1.8 million, or 9.2%, to $17.7 million in 1998 from $19.5 million in fiscal 1997. Income from continuing operations as a percentage of revenue decreased to 3.3% in fiscal 1998 from 5.1% in fiscal 1997, due primarily to the decrease in income attributable to the recording of the restructuring and impairment charge, and the increase in the effective income tax rate due to the non-deductible goodwill impairment charge. Exclusive of these non-recurring costs, income from continuing operations during 1998 would have increased $13.9 million to $33.4 million, increasing income from continuing operations as a percentage of revenue to 6.2%.

Results of discontinued operations

The reported results from discontinued operations include the results of the Company's commercial operations for the nine months ended September 30, 1998 and the entirety of fiscal 1997, the results of the Company's health care operations for the period January 1, 1998 through March 28, 1998 and the entirety of fiscal 1997. In addition, the Company's Information Technology division is shown as discontinued operations for fiscal 1998 and fiscal 1997. The following discloses the results of the discontinued Commercial businesses along with the Information Technology businesses for fiscal 1998 and fiscal 1997:

                                                                   Years ended December 31,
                                                                    1998              1997
  Discontinued Commercial businesses:
      Revenue                                                $     919,400     $   1,260,702
      Cost of revenue                                              708,930           975,489
      Operating expense                                            156,180           215,437
           Operating income                                         54,290            69,776
      Interest, net                                                  4,200             4,374
      Provision for income taxes                                    20,070            26,739
           Income from discontinued commercial businesses           30,020            38,663

  Discontinued IT businesses:
      Revenue                                                $   1,164,140     $     780,634
      Cost of Revenue                                              862,324           571,464
      Operating Expense                                            202,305           131,068
           Operating Income                                         99,511            78,102
      Interest, net                                                 14,572             6,608
      Provision for income taxes                                    33,770            27,617
           Income from discontinued IT businesses                   51,169            43,878


Included in the operating expenses during both fiscal 1998 and 1997 are allocations of certain net common expenses for corporate support and back office functions totaling approximately $8.0 million and $6.4 million, respectively. Corporate support and back office allocations are based on the ratio of the Company's consolidated revenues to that of the discontinued Commercial and IT Businesses. Additionally, results of discontinued operations include allocations of consolidated interest expense totaling $18.8 million and $11.0 million for fiscal 1998 and 1997, respectively. The allocations were based on the historic funding needs of the discontinued operations, including: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have principally been related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt, issuances of Common Stock and internally generated funds. The Company's operating cash flows and working capital requirements are affected significantly by the timing of payroll and by the receipt of payment from the customer. Generally, the Company pays its consultants weekly or semi-monthly, and receives payments from customers within 30 to 80 days from the date of invoice.

The Company had working capital of $62.8 million and $(76.4) million as of December 31, 1999 and 1998, respectively. Included in current liabilities as of December 31, 1999 and 1998 were amounts related to earn-out payments due to the former owners of acquired companies. The earn-out amounts were scheduled to be paid in the first and second quarters of fiscal 2000 and 1999, respectively, and were capitalized to the goodwill balances related to the respective acquired companies. See Note 13 to the Company's Consolidated Financial Statements for further discussion of the Restructuring Plan. The principal reason for the increase in the Company's working capital is the Company's recognition of a $175.0 million current tax liability as of December 31, 1998 relating to the sale of its Commercial operations and Teleservices division. The Company used proceeds from borrowings under its credit facility to pay the tax liability. The majority of the proceeds from the sale were used to pay down long-term debt under its credit facility (which did not have a balance as of December 31, 1998) and to repurchase the Company's Common Stock under an approved stock repurchase plan. The Company had cash and cash equivalents of $0.9 million and $73.4 million as of December 31, 1999 and 1998, respectively. For the years ended December 31, 1999 and 1998, the Company generated $45.7 million and $27.7 million of cash flow from operations, respectively. For the year ended December 31, 1997, the Company used $2.7 million of cash for operations. The large increases in cash flows from operations year over year are due to the cash flow provided from internal operations, as well as from acquired companies. The majority of the Company's acquisitions occurred throughout the years ended December 31, 1998 and 1997. Due to the timing of the acquisitions, the cash flow from operations has increased during the years ended December 31, 1999 and 1998, respectively.

For the year ended December 31, 1999, the Company used $252.0 million of cash for investing activities, primarily as a result of taxes and other expenses related to the Company's sale of the Commercial businesses, of $191.4 million. The balance of $60.6 million relates to cash the Company used for acquisitions of $39.7 million, for capital expenditures of $1.7 million, and advances related to the sale of its discontinued Healthcare operations of $19.2 million.

For the year ended December 31, 1998, the Company generated $778.9 million of cash flow from investing activities, primarily as a result of net proceeds of $840.9 million received from the Company's sale of its Commercial operations and Teleservices division. The Company also used $62.0 million for investing activities, which was comprised of cash the Company used for acquisitions of $38.4 million, for capital expenditures of $7.7 million, and advances related to the sale of its discontinued Healthcare operations of $15.9 million.

In addition, the Company is subject to claims for indemnification arising from the sales of its Commercial operations and Teleservices division and its Health Care division in 1998. For the year ended December 31, 1999 and 1998, the Company did not pay any indemnification claims. Although the Company has received certain claims for indemnification or notices of possible claims pursuant to such obligations, the Compnay believes that it has meritorious defenses against such claims and does not believe that such claims, if successful, would have a material adverse effect on the Company's cash flows, financial condition or results of operations.

In connection with the Company's sale of its Health Care operations, the Company entered into an agreement with the purchaser of the Health Care operations whereby the Company agreed to make advances to the purchaser to fund its working capital requirements. Any amounts extended are collateralized by the accounts receivable and certain other assets of the related health care operations. Advances made under this agreement accrue interest at 10% per year. During fiscal 1999 and 1998, the Company had advanced approximately $19.2 and $15.9 million, respectively, under this agreement. See Note 12 to the Company's Consolidated Financial Statements for further discussion of this agreement and the Company's write-down of this asset in fiscal 1999.

For the year ended December 31, 1997, the Company used $138.6 million for investing activities, of which $135.4 million was used for acquisitions and $3.2 million was used for capital expenditures. The Company made one, four and eight acquisitions in each of the years ended December 31, 1999, 1998 and 1997, respectively.

For the year ended December 31, 1999, the Company generated $241.8 million from financing activities. During fiscal 1999, this amount primarily represented net borrowings from the Company's credit facility, which was used primarily to pay the tax liability and other payments related to the sale fo the Company' Commercial operations and Teleservices division.

For the year ended December 31, 1998, the Company used $648.8 million for financing activities of which $309.7 million were used to repurchase the Company's Common Stock, $339.7 million which represents net repayments on borrowings from the Company's credit facility and notes issued in connection with the acquisition of certain companies, $23.6 million related to the repurchase of the Company's 7% Convertible Senior Notes Due 2002, and $24.2 million related to the proceeds from stock options exercised. The repayments on the Company's credit facility were mainly funded from the sale of the Company's Commercial operations and Teleservices division.

On October 31, 1998, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's Common Stock pursuant to a share buyback program. On December 4, 1998, the Company's Board of Directors increased the authorized share buyback program by an additional $110.0 million, bringing the total authorized repurchase amount to $310.0 million. As of December 31, 1998, the Company had repurchased approximately 21,751,000 shares under the share buyback program. Included in the shares repurchased as of December 31, 1998 were approximately 6,150,000 shares repurchased under an accelerated stock acquisition plan ("ASAP"). The Company entered into the ASAP with a certain brokerage firm which agreed to sell to the Company shares of its Common Stock at a certain cost. The brokerage firm borrowed these shares from its customers and was required to enter into market transactions, subject to Company approval, and purchase shares of Company Common Stock to return to its customers. The Company, pursuant to the ASAP, agreed to compensate the brokerage firm for any increases in the Company's stock price that would cause the brokerage firm to pay an amount to purchase the stock over the ASAP price. Conversely, the Company would receive a refund in the purchase price if the Company's stock price fell below the ASAP price. Subsequent to December 31, 1998, the Company used refunded proceeds from the ASAP to complete the program during January and February 1999, with the repurchase of approximately 616,000 shares, bringing the total shares repurchased under the program to approximately 22,348,000 shares for approximately $297.9 million. All of these shares were retired upon purchase. On November 4, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of March 15, 2000, no shares have been repurchased under this authorization.

For the years ended December 31, 1997, the Company generated $352.5 million of cash flow from financing activities. During fiscal 1997, this amount primarily represented net borrowings from the Company's credit facility, which was used primarily to fund acquisitions.

The Company is also obligated under various acquisition agreements to make earn-out payments to former stockholders of acquired companies over the next two years. The Company estimates that the amount of these payments will total $34.6 and $3.9 million annually, for the next two years. The $34.6 million estimate is included in the balance sheet in line item "Accounts payable and accrued expenses" at December 31, 1999. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial portion of the capital required to fund these payments.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $5.0 million.

The Company believes that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Indebtedness of the Company

On October 30, 1998, the Company entered into a new $500 million revolving credit facility which is syndicated to a group of 13 banks with NationsBank (Bank of America), as the principal agent. This facility is comprised of a $350.0 million facility which expires on October 21, 2003 and a $150.0 million, 364 day facility. On October 27, 1999, the 364 day, $150.0 million portion of the original credit facility was replaced by a new $150.0 million 364 day credit facility. Pursuant to the 364 day credit facility, the Company has the option to term out the 364 day component of the credit facility for up to one year. Outstanding amounts under the credit facilities bear interest at certain floating rates as specified by the applicable credit facility. The credit facilities contain certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facilities are guaranteed by the material subsidiaries of the Company. In addition, approval is required by the majority of the lenders when the cash consideration of an individual acquisition exceeds 10% of consolidated stockholders' equity of the Company.

As of March 15, 2000, the Company had a balance of approximately $279.0 million outstanding under the credit facility. The Company also had outstanding letters of credit in the amount of $1.8 million, reducing the amount of funds available under the credit facility to approximately $219.2 million as of March 15, 2000. A portion of the outstanding balance under the Company's credit facility resulted from the Company's funding of modis. The Company funds modis based on various needs including: purchases of furniture, equipment and leasehold improvements, acquisitions, current income tax liabilities and fluctuating working capital needs. Upon completion of the spin-off, modis will repay to MPS an amount that represents the historical funding needs which resulted from those items described above. As of December 31, 1999, approximately $105.9 million of funding was provided to modis from MPS.

The Company has certain notes payable to shareholders of acquired companies which bear interest at rates ranging from 4.3% to 5.5% and have repayment terms from January 2000 to August 2000. As of December 31, 1999, the Company owed approximately $2.2 million in such acquisition indebtedness.

INFLATION

The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements. Generally, throughout the periods discussed above, the increases in revenue have resulted primarily from higher volumes, rather than price increases.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June, 1999 the Financial Accounting Standards Board issued SFAS No. 137, an amendment to SFAS No. 133, deferring the effective date of SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, and cannot be applied retroactively. We have not yet quantified the impacts of adopting SFAS No. 133 on our financial statements; however, SFAS No. 133 could increase the volatility of reported earnings and other comprehensive income once adopted.

OTHER MATTERS

Year 2000 Compliance. The Year 2000 issue was the result of computer programs (whether related to IT systems or non-IT systems) being written using two digits rather than four digits to define the applicable year. There were concerns that computer programs with time sensitive software might recognize a date using "00" as the Year 1900 rather than the Year 2000. In preparation for such possibilities, the Company assembled a Year 2000 compliance team to address such matters company-wide. The Company, to date, has not observed any instances that would indicate that the Company's efforts in addressing the Year 2000 issue were not successful. The financial impact of addressing the Year 2000 issue had no material impact on the Company's financial condition, results of operations or cash flows.

As to non-IT systems and vendor services, other than banking relationships and utilities (which includes electrical power, water and related items), there is no single system or vendor service that is material to the Company's operations. As to banking needs, our banking relationships are primarily with large national and international financial institutions that addressed their own Year 2000 compliance procedures and certified their compliance to the Company. Certain of our utility vendors certified their Year 2000 compliance to the Company. The Company established a contingency plan, which ensured the needed back-up utility sources necessary to maintain the critical information systems at the corporate headquarters. Utility failures at the Company's branch offices or the inability of the Company's customers to operate, which did not occur, could have had a material adverse effect on revenue sources and could have disrupted customers' payment cycle. The costs of Year 2000 compliance project for each matter individually and all matters in the aggregate were not material to our financial condition, results of operations, or cash flows.

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

The Company's short-term and long-term debt obligations totaled $230.2 million as of December 31, 1999 and the Company had $270.2 million available under its current credit facility. The debt obligations consist of notes payable to former shareholders of acquired corporations, are at a fixed rate of interest, and extend through August 2000. The interest rate risk on these obligations is thus immaterial due to the dollar amount and fixed nature of these obligations. The interest rate on the credit facility is variable.

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 27% of fiscal 1999 consolidated revenues from international operations, approximately 100% of which were from the United Kingdom. The United Kingdom's currency has not fluctuated materially against the United States dollar in fiscal 1999. See Note 15 to the Company's Consolidated Financial Statements for effect of foreign currency translation adjustments on net income. The Company did not hold or enter into any foreign currency derivative instruments as of December 31, 1999.

The Proposed Distribution of the Information Technology
Business

The distribution of the Information Technology business is subject to market and other conditions, including a determination that the distribution is tax free to the Company and its shareholders. Accordingly, there is some risk that the distribution will not take place. In such event, the price of the Company's common stock may decline if not distributing the Information Technology business is perceived as adversely impacting the Company's focus and market position. Conversley, there can be no assurance that if the proposed distribution does occur that the price of the Company's common stock will not decline (after taking into account the value of any securities received in the distribution).

Effect of Fluctuations in the General Economy

Demand for the Company's professional business services is significantly affected by the general level of economic activity in the markets served by the Company. During periods of slowing economic activity, companies may reduce the use of outside consultants and staff augmentation services prior to undertaking layoffs of full-time employees. As a result, any significant economic downturn could have a material adverse effect on the Company's results of operations or financial condition.

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

Competition

The Company's industry is intensely competitive and highly fragmented, with few barriers to entry by potential competitors. The Company faces significant competition in the markets that it serves and will face significant competition in any geographic market that it may enter. In each market in which the Company operates, it competes for both clients and qualified professionals with other firms offering similar services. Competition creates an aggressive pricing environment and higher wage costs, which puts pressure on gross margins.

Ability to Recruit and Retain Professional Employees

The Company depends on its ability to recruit and retain employees who possess the skills, experience and/or professional certifications necessary to meet the requirements of the Company's clients. Competition for individuals possessing the requisite criteria is intense, particularly in certain specialized professional skill areas. The Company often competes with its own clients in attracting and retaining qualified personnel. There can be no assurance that qualified personnel will be available and recruited in sufficient numbers on economic terms acceptable to the Company.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements: The following consolidated financial statements are included in this Annual Report on Form 10-K:



        Report of Independent Certified Public Accountants
        Consolidated Balance Sheets at December 31, 1999 and 1998
        Consolidated Statements of Income for the years ended
           December 31, 1999, 1998, and 1997
        Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1999, 1998, and 1997
        Consolidated Statements of Cash Flows for the years ended
           December 31, 1999, 1998, and 1997
        Notes to Consolidated Financial Statements



               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Modis Professional Services, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Modis Professional Services, Inc. and its Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers, LLP
Jacksonville, Florida
March 30, 2000

Modis Professional Services Inc. and Subsidiaries
Consolidated Balance Sheets.


                                                                                      DECEMBER 31,      DECEMBER 31,
(dollar amounts in thousands except per share amounts)                                   1999               1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $       876      $     73,410
   Accounts receivable, net of allowance of $4,251 and $4,114                              95,126            95,595
   Prepaid expenses                                                                         2,381             5,353
   Deferred income taxes                                                                    2,983             6,159
   Note receivable                                                                         18,775            24,411
   Income tax receivable                                                                    9,148                 -
   Other                                                                                    2,856             2,056
                                                                                     ----------------------------------
      Total current assets                                                                132,145           206,984
Furniture, equipment and leasehold improvements, net                                       14,895            16,492
Goodwill, net                                                                             317,939           279,103
Other assets, net                                                                          11,868            12,030
Net assets of discontinued operations                                                   1,013,484           844,557
                                                                                     ----------------------------------
    Total assets                                                                      $ 1,490,331      $  1,359,166
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                      $     2,239      $      1,884
   Accounts payable and accrued expenses                                                   50,429            89,962
   Accrued payroll and related taxes                                                       16,648            18,101
   Income taxes payable                                                                         -           173,407
                                                                                     ----------------------------------
     Total current liabilities                                                             69,316           283,354
Notes payable, long-term portion                                                          228,000             1,988
Deferred income taxes                                                                      10,500             3,714
                                                                                     ----------------------------------
     Total liabilities                                                                    307,816           289,056
                                                                                     ----------------------------------
Commitments and contingencies (Notes 4,5 and 7)
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                          -                 -
   Common stock, $.01 par value; 400,000,000 shares authorized
      96,043,270 and 96,306,323 shares issued and outstanding, respectively                   960               963
   Additional contributed capital                                                         582,558           563,728
   Retained earnings                                                                      601,989           504,899
   Accumulated other comprehensive (loss) income                                           (2,992)              520
                                                                                     ----------------------------------
     Total stockholders' equity                                                         1,182,515         1,070,110
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                       $ 1,490,331      $  1,359,166
                                                                                     ==================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Modis Professional Services Inc. and Subsidiaries
Consolidated Statements of Income


                                                                               Years Ended December 31,
                                                                      ------------------------------------------
(dollar amounts in thousands except per share amounts)                      1999          1998            1997
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                               $    592,455   $    537,973   $    383,489
Cost of revenue                                                            397,462        372,213        264,147
                                                                      ------------------------------------------
   Gross Profit                                                            194,993        165,760        119,342
                                                                      ------------------------------------------
Operating expenses:
   General and administrative                                              126,910        103,217         72,443
   Depreciation and amortization                                            13,693         12,209          8,213
   Restructuring and impairment charges (recapture)                         (2,314)        18,683              -
   Asset write-down related to sale of discontinued operations              25,000              -              -
                                                                      ------------------------------------------
      Total operating expenses                                             163,289        134,109         80,656
                                                                      ------------------------------------------
Income from operations                                                      31,704         31,651         38,686
Other income (expense), net                                                 (1,916)           596         (8,008)
                                                                      ------------------------------------------
Income from continuing operations before provision for income taxes         29,788         32,247         30,678
Provision for income taxes                                                  11,191         14,556         11,186
                                                                      ------------------------------------------
Income from continuing operations                                           18,597         17,691         19,492
Discontinued operations (Note 3):
Income from discontinued operations (net of income
   taxes of $39,092, $53,840 and $54,355, respectively)                     63,538         81,189         82,541
Gain on sale of discontinued operations (net of income
   taxes of $0, $175,000 and $0, respectively)                              14,955        230,561              -
                                                                      ------------------------------------------
Income before extraordinary loss                                            97,090        329,441        102,033
Extraordinary loss on early extinguishment of debt
   (net of income tax benefit of $3,512)                                         -         (5,610)             -
                                                                      ------------------------------------------
Net income                                                            $     97,090   $    323,831   $    102,033
                                                                      ==========================================
Basic income per common share from continuing operations              $       0.19   $       0.16   $       0.19
                                                                      ==========================================
Basic income per common share from discontinued operations            $       0.66   $       0.75   $       0.81
                                                                      ==========================================
Basic income per common share from gain on sale of
   discontinued operations                                            $       0.16   $       2.12   $          -
                                                                      ==========================================
Basic income per common share from extraordinary item                 $          -   $      (0.05)  $          -
                                                                      ==========================================
Basic net income per common share                                     $       1.01   $       2.98   $       1.00
                                                                      ==========================================
Average common shares outstanding, basic                                    96,268        108,518        101,914
                                                                      ==========================================
Diluted income per common share from continuing operations            $       0.19   $       0.18   $       0.21
                                                                      ==========================================
Diluted income per common share from discontinued operations          $       0.66   $       0.69   $       0.72
                                                                      ==========================================
Diluted income per common share from gain on sale of
   discontinued operations                                            $       0.15   $       1.97   $          -
                                                                      ==========================================
Diluted income per common share from extraordinary item               $          -   $      (0.05)  $          -
                                                                      ==========================================
Diluted net income per common share                                   $       1.00   $       2.79   $       0.93
                                                                      ==========================================
Average common shares outstanding, diluted                                  97,110        116,882        113,109
                                                                      ==========================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Modis Professional Services Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                                                 Accumulated
                                                                                                    Other
                                            Preferred     Common           Additional           Comprehensive   Deferred
(dollar amounts in thousands                  Stock       Stock           Contributed  Retained     Income        Stock
except per share amounts)                Shares  Amount   Shares   Amount   Capital    Earnings     (loss)     Compensation  Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                 -      -   99,226,813    $ 992   $594,186    $ 79,035    $     -    $(4,434)  $  669,779
Conversion of subordinated debentures                    727,272        7        993           -          -          -        1,000
Exercise of stock options and related
   tax benefit                             -      -    3,069,143       31     30,264           -          -          -       30,295
Vesting of restricted stock                -      -            -        -          -           -          -        977          977
Net income                                 -      -            -        -          -     102,033          -          -      102,033
Issuance of stock related to business
   combinations                            -      -      668,870        7      8,846           -          -          -        8,853
Foreign currency translation               -      -            -        -          -           -        (95)         -          (95)
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 1997                 -      -  103,692,098    1,037    634,289     181,068        (95)    (3,457)     812,842
Repurchase of Common Stock, net            -      -  (21,750,522)    (218)  (309,517)          -          -          -     (309,735)
Conversion of Convertible debt             -      -    6,149,339       61     71,238           -          -          -       71,299
Exercise of stock options and related
   tax benefit                             -      -    2,741,895       28     26,838           -          -          -       26,866
Vesting of restricted stock                -      -            -        -          -           -          -      3,457        3,457
Issuance of common stock related to
   business combinations                   -      -    5,473,513       55    140,880           -          -          -      140,935
Net income                                 -      -            -        -          -     323,831          -          -      323,831
Foreign currency translation               -      -            -        -          -           -        615          -          615
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 1998                 -      -   96,306,323      963    563,728     504,899        520          -    1,070,110
Repurchase of Common Stock, net            -      -     (615,687)      (6)    11,877           -          -          -       11,871
Exercise of stock options and related
   tax benefit                             -      -      352,634        3      6,953           -          -          -        6,956
Net income                                 -      -            -        -          -      97,090          -          -       97,090
Foreign currency translation               -      -            -        -          -           -     (3,512)         -       (3,512)
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 1999                 -      -   96,043,270    $ 960   $582,558    $601,989    $(2,992)   $     -   $1,182,515
                                           ========================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Modis Professional Services Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                                                             Years Ended December 31,
                                                                    ------------------------------------------
(dollar amounts in thousands except for per share amounts)               1999          1998           1997
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Income from continuing operations                                $   18,597      $  17,691      $   19,492
   Adjustments to income from operations to net cash
    provided by operating activities:
       Restructuring and impairment (recapture)charges                  (2,314)        18,683               -
       Asset write-down related to sale of discontinued operations      25,000              -               -
       Depreciation and amortization                                    13,693         12,209           8,213
       Deferred income taxes                                             9,962         (2,815)            319
       Changes in assets and liabilities
         Accounts receivable                                             1,962        (19,924)        (40,075)
         Prepaid expenses and other assets                                 741         (5,792)          3,712
         Accounts payable and accrued expenses                         (26,880)        14,909           3,515
         Accrued payroll and related taxes                               4,156         (5,451)          4,742
         Other, net                                                        749         (1,775)         (2,623)
                                                                    -----------------------------------------
           Net cash provided by (used in) operating activities          45,666         27,735          (2,705)
                                                                    -----------------------------------------
Cash flows from investing activities:
   Proceeds from sale of net assets of discontinued
     operations, net of costs                                                -        840,937               -
   Advances associated with sale of discontinued operations,
     net of repayments                                                 (19,205)       (15,866)              -
   Income taxes and other cash expenses related to sale of net
     assets of discontinued commercial operations                     (191,409)             -               -
   Purchase of furniture, equipment and leasehold
     improvements, net of disposals                                     (1,709)        (7,674)         (3,188)
   Purchase of businesses, including additional earnouts on
     acquisitions, net of cash acquired                                (39,720)       (38,458)       (135,380)
                                                                    -----------------------------------------
           Net cash (used in) provided by investing activities        (252,043)       778,939        (138,568)
                                                                    -----------------------------------------
Cash flows from financing activities:
   Repurchases of common stock, net of refunds                          11,871       (309,735)              -
   Repurchase of convertible debentures                                      -        (23,581)              -
   Proceeds from stock options exercised                                 3,952         24,235          23,130
   Borrowings on indebtedness, net                                     225,992       (339,628)        329,495
   Other, net                                                                -              -            (100)
                                                                    -----------------------------------------
           Net cash provided by (used in) financing activities         241,815       (648,709)        352,525

                                                                    -----------------------------------------
Effect of exchange rate changes on cash and cash equivalents            (2,057)             -               -

Net increase in cash and cash equivalents
   from continuing operations                                           33,381        157,965         211,252

Net cash used in discontinued operations                              (105,915)       (87,641)       (290,393)

Cash and cash equivalents, beginning of year                            73,410          3,086          82,227
                                                                    -----------------------------------------
Cash and cash equivalents, end of year                              $      876     $   73,410      $    3,086
                                                                    =========================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                               Years Ended December 31,
(dollar amounts in thousands except for per share amounts)                 1999           1998           1997
- ----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                      $     5,047    $      1,667   $      8,869
   Income taxes paid                                                      158,857          11,775          7,551

COMPONENTS OF CASH USED IN DISCONTINUED OPERATIONS

   Cash provided by operating activities                                   29,993         142,765         39,249
   Cash used in investing activities                                     (140,468)       (173,351)      (321,657)
   Cash (used in) provided by financing activities                          4,560         (57,055)        (7,985)
                                                                        -----------------------------------------
     Net cash used in discontinued operations                            (105,915)        (87,641)      (290,393)
                                                                        =========================================

NON-CASH INVESTING AND FINANCING ACTIVITIES

During fiscal 1997, the Company completed numerous acquisitions. In connection with the acquisitions, liabilities were assumed as follows:

   Fair value of assets acquired                                                                    $    116,522
   Cash paid                                                                                            (101,162)
                                                                                                    ------------
   Liabilities assumed                                                                              $     15,360
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

During fiscal 1998, the Company completed numerous acquisitions. In connection with the acquisitions, liabilities were assumed as follows:

   Fair value of assets acquired                                                                    $     22,529
   Cash paid                                                                                             (17,777)
                                                                                                    ------------
   Liabilities assumed                                                                              $      4,752
                                                                                                    ============

In  fiscal  1998,  Convertible  Subordinated  Debentures  of  $69,800  were
converted  by  the  Company  into  6,149,339  shares  of  common  stock.   Also,
paid-in-capital  was increased by $1,499  relating to unamortized  debt issuance costs associated with the conversion.

During fiscal 1999, the Company completed numerous acquisitions. In connection with the acquisitions, liabilities were assumed as follows:

   Fair value of assets acquired                                                                    $      3,872
   Cash paid                                                                                              (3,375)
                                                                                                    ------------
   Liabilities assumed                                                                              $        497
                                                                                                    ============










1.   DESCRIPTION OF BUSINESS

     Modis Professional Services, Inc. ('MPS' or the 'Company') is an international provider of professional business services, including consulting, outsourcing, training and strategic human resource solutions, to Fortune 1000 and other leading businesses. The Company provides professional personnel who perform specialized services such as accounting, legal, technical / engineering, scientific, Project Consulting and career management and consulting.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Consolidation

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

Furniture, Equipment, and Leasehold Improvements

     Furniture, equipment, and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 15 years. Amortization of leasehold improvements is computed using the straight-line method over the useful life of the asset or the term of the lease, whichever is shorter. Total depreciation and amortization expense was $4.6, $4.1 and $2.3 for 1999, 1998 and 1997, respectively. Accumulated depreciation of furniture, equipment and leasehold improvements as of December 31, 1999 and 1998 was $18,312 and $18,258, respectively.

Goodwill

     The Company has allocated the purchase price of acquired companies according to the fair market value of the assets acquired. Goodwill represents the excess of the cost over the fair value of the net tangible assets acquired through these acquisitions, including any contingent consideration paid (as discussed in Note 4 to the Consolidated Financial Statements), and is being amortized on a straight-line basis over periods ranging from 15 to 40 years, with an average amortization period of 32.3 years. Management periodically reviews the potential impairment of goodwill on an undiscounted cash flow basis to assess recoverability. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down (representing the carrying amount of the goodwill that exceeds the undiscounted expected future cash flows) would be recorded as a period expense. Accumulated amortization was $26,200 and $17,063 as of December 31, 1999 and 1998, respectively. See Note 13 for a discussion of goodwill impairment charge.

                                                                                               December 31,
                                                                                  -------------------------------------
                                                                                     1999                         1998
------------------------------------------------------------------------------------------------------------------------
Beginning Balance of Goodwill, net                                              $   279,103                  $   235,560
                                                                                  ---------                    ---------
  Goodwill recorded for companies purchased in current year                           3,275                       18,125
  Goodwill recorded for earn-out payments made, but not accrued at prior
     year-end                                                                        10,098                       16,363
  Goodwill accrued, but not paid, for determinable earn-outs                         34,600                       27,111
  Amortization                                                                       (9,137)                      (8,120)
  Impairment charge                                                                       -                       (9,936)
                                                                                  ---------                    ---------
     Net Increase in Balance of Goodwill                                             38,836                       43,543
                                                                                  ---------                    ---------
Ending Balance of Goodwill, net                                                 $   317,939                  $   279,103
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

Foreign Operations

     The financial position and operating results of foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. See Note 15 for a discussion of foreign currency translation adjustments in total comprehensive income.

Stock Based Compensation

     The Company measures compensation expense for employee and director stock options as the aggregate difference between the market and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the purchase price are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. Pro forma information relating to the fair value of stock-based compensation is presented in Note 10 to the consolidated financial statements.


Income Taxes

     The provision for income taxes is based on income before taxes as reported in the accompanying Consolidated Statements of Income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment includes anticipating future income.

Net Income Per Common Share

     The financial statements include 'basic' and 'diluted' per share information. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations were
96.3 million, 108.5 million, and 101.9 million in fiscal 1999, 1998 and 1997, respectively. The only difference in the computation of basic and diluted earnings per share is the inclusion of 0.8 million, 8.4 million, and 11.2 million potential common shares in fiscal 1999, 1998 and 1997, respectively. The Company's potential common stock consists of employee and director stock options, and the as-if converted effect of convertible debentures.

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

Reclassifications

     Certain amounts have been reclassified in 1997 and 1998 to conform to the 1999 presentation.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, an amendment to SFAS No. 133, deferring the effective date of SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133; however, SFAS No. 133 could increase the volatility of reported earnings and other comprehensive income once adopted.

3.  DISCONTINUED OPERATIONS


     Effective September 27, 1998 and March 30, 1998, the Company sold its Commercial operations and Teleservices division and the operations and certain assets of its Health Care division, respectively, (jointly the "Commercial Businesses"). During 1999, the Company's Board of Directors approved a plan in which the Company would spin-off its Information Technology operations ("IT Business") to its shareholders in the form of a stock dividend during 2000. This distribution is subject to a favorable private letter ruling from the Internal Revenue Service. As a result, the Commercial and IT Businesses have been reported as a discontinued operation and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the Commercial and IT Businesses. The Commercial operations and Teleservices division were sold with a final adjusted purchase price of $826.2 million in cash to Randstad U.S., L.P. ('Randstad'), the U.S. operating company of Ranstad Holding nv, an international staffing company based in the Netherlands. The after-tax gain on the sale was $230.6 million. The operations and certain assets of the Health Care division were sold for consideration of $8.0 million, consisting of $3.0 million in cash and $5.0 million in a note receivable due March 30, 2000 bearing interest at 2% in excess of the prime rate. The after-tax gain on the sale was $0.1 million.

     The sale of the Commercial Businesses and the announced spin-off of the Company's IT Businesses, represents the disposal and planned disposal of a segment of the Company's business. Accordingly, the financial statements for the years ended December 31, 1999, 1998 and 1997 have been reclassified to separate the revenues, costs and expenses, assets and liabilities, and cash flows of the Commercial and IT Businesses. The net operating results of the Commercial and IT Businesses have been reported, net of applicable income taxes, as 'Income from Discontinued Operations'. The net assets of the Commercial and IT Businesses have been reported as 'Net Assets of Discontinued Operations'; and the net cash flows of the Commercial and IT Businesses have been reported as 'Net Cash Used In Discontinued Operations'.

    Summarized financial information for the discontinued Commercial and IT operations follows (in thousands):

                                                                       Years ended December 31,
                                                                1999              1998              1997
  Discontinued Commercial businesses:
      Revenue                                              $           -     $     919,400     $   1,260,702
      Cost of revenue                                                  -           708,930           975,489
      Operating expense                                                -           156,180           215,437
           Operating income                                            -            54,290            69,776
      Interest, net                                                    -             4,200             4,374
      Provision for income taxes                                       -            20,070            26,739
           Income from discontinued commercial businesses              -            30,020            38,663

  Discontinued IT businesses:
      Revenue                                              $   1,349,194     $   1,164,140     $     780,634
      Cost of Revenue                                          1,018,439           862,324           571,464
      Operating Expense                                          222,247           202,305           131,068
           Operating Income                                      108,508            99,511            78,102
      Interest, net                                                5,878            14,572             6,608
      Provision for income taxes                                  39,092            33,770            27,616
           Income from discontinued IT businesses                 63,538            51,169            43,878

     Results of the discontinued Commercial Business include the allocation of certain net common expenses for corporate support and back office functions totaling approximately $15.2 million, $8.0 million, and $6.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. Corporate support and back office allocations are based on the ratio of the Company's consolidated revenues to that of the discontinued Commercial and IT Businesses. Additionally, the results of discontinued operations include allocations of consolidated interest expense totaling $5.9 million, $18.8 million and $11.0 million for fiscal 1999,1998 and 1997, respectively. Interest expense is allocated based on the historic funding needs of the discontinued operations, using a rate that approximates the weighted average interest rate outstanding for the Company for each fiscal year presented. Historic funding needs include: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs. The net assets of the Company's discontinued operations are as follows (in thousands):


                                                              December 31,         December 31,
                                                                  1999                 1998
     Receivables                                             $   241,864            $   231,591
     Other current assets                                         21,604                 50,962
          Total current assets                                   263,468                282,553

     Furniture, equipment and leasehold improvements, net         31,065                 21,085
     Goodwill, net                                               814,647                746,137
     Other assets                                                 10,368                  7,495
          Total assets                                         1,119,548              1,057,270

     Current liabilities                                          80,354                190,044
     Non-current liabilities                                      25,710                 22,669
          Total liabilities                                      106,064                212,713
                                                            ----------------        ----------------
             Total net assets of discontinued operations      $1,013,484            $   844,557
                                                            ================        ================


4.  ACQUISITIONS

For the year ended December 31, 1999

     During fiscal 1999, the Company acquired Brenda Pejovich and Associates, Inc., which was accounted for under the purchase method of accounting. The aggregate purchase price totalled $3.8 million which consisted of $3.4 million in cash and $0.4 million in a note payable to the former shareholder. The Company has allocated the purchase price according to the market value of the assets acquired. The excess of the purchase price over the fair value of the tangible assets (goodwill) is being amortized on a straight line basis over a period of 40 years, including any contingent consideration paid.

For the year ended December 31, 1998

     The Company acquired the following companies which have been accounted for under the purchase method of accounting: Millard Consulting Services, Inc., Diversified Consulting, Inc., Colvin Resources, Inc., and Accountants Express of San Diego, Inc. The aggregate purchase price of these acquisitions during 1998 was $19.7 million, comprised of $17.8 million in cash and $1.9 million in notes payable to the former shareholders. The Company has allocated the purchase price according to the market value of the assets acquired. The excess of the purchase price over the fair value of the tangible assets (goodwill) is being amortized on a straight line basis over a period of 40 years, including any contingent consideration paid.

For the year ended December December 31, 1997

     The Company acquired the following companies which have been accounted for under the purchase method of accounting: Manchester, Inc., Legal Information Technology, Inc., AMPL d/b/a Parker & Lynch, Accounting Principals, Inc., AMICUS staffing, Inc., Keystone Consulting Group, Inc., and Badenoch and Clark Ltd. The aggregate purchase price of these acquisitions during 1998 was $112.3 million, comprised of $101.2 million in cash, $7.9 million in notes payable and $8.4 million in the Company's common stock. shareholders The Company has allocated the purchase price according to the market value of the assets acquired. The excess of the purchase price over the fair value of the tangible assets
(goodwill) is being amortized on a straight line basis over a period of 40 years, including any contingent consideration paid.

Earn-out payments

     The Company is obligated under various acquisition agreements to make earn-out payments to former stockholders of some the aforementioned acquired companies accounted for under the purchase method of accounting, over periods up to two years, upon attainment of certain earnings targets of the acquired companies. The agreements do not specify a fixed payment of contingent consideration to be issued; however, the Company has limited its maximum exposure under some earn-out agreements to a cap which is negotiated at the time of acquisition.

     The Company records these payments as goodwill in accordance with EITF 95-8, 'Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination', rather than compensation expense. Earn-outs are utilized by the Company to supplement the partial consideration initially paid to the stockholders of the acquired companies, if certain earnings targets are achieved. All earnout payments are tied to the ownership interests of the selling stockholders of the acquired companies rather than being contingent upon any further employment with the Company. Any former owners who remain as employees of the Company receive a compensation package which is comparable to other employees of the Company at the same level of responsibility.

     The Company has accrued contingent payments related to earn-out obligations in Accounts payable and Accrued expenses of $34.6 million and $27.1 million as of December 31, 1999 and 1998, respectively. These accrued contingent payments represent the liabilities related to earn-out payments that are readily determinable, as a result of resolved and issuable earn-outs, as of the respective fiscal year ends. The Company applies the relevant profits related to the earn-out period to the earn-out formula, and determines the appropriate amount to accrue. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial part of the capital required to fund these payments.

5.  NOTES PAYABLE
Notes payable at December 31, 1999 and 1998 consisted of the following:

                                                                                                Fiscal
                                                                                     ---------------------------
                                                                                          1999            1998
- --------------------------------------------------------------------------------------------------------------
Credit facilities                                                                    $   228,000    $          -
Notes payable to former shareholders of acquired companies (interest
   ranging from 4.33% to 5.50% due through August 2000)                                    2,239           3,872
                                                                                     ---------------------------
                                                                                         230,239           3,872
Current portion of notes payable                                                           2,239           1,884
                                                                                     ---------------------------
Long-term portion of notes payable                                                   $   228,000    $      1,988
                                                                                     ===========================

     On October 30, 1998, the Company entered into a new $500 million revolving credit facility which is syndicated to a group of 13 banks with NationsBank (Bank of America), as the principal agent. This facility is comprised of a $350.0 million facility which expires on October 21, 2003 and a $150.0 million, 364 day facility. On October 27, 1999, the 364 day, $150.0 million portion of the original credit facility was replaced by a new $150.0 million 364 day credit facility. Pursuant to the 364 day credit facility, the Company has the option to term out the 364 day component of the credit facility for up to one year. Outstanding amounts under the credit facilities bear interest at certain floating rates as specified by the applicable credit facility. The credit facilities contain certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facilities are guaranteed by the material subsidiaries of the Company. In addition, approval is required by the majority of the lenders when the cash consideration of an individual acquisition exceeds 10% of consolidated stockholders' equity of the Company. The Company incurred certain costs directly related to securing the credit facilities in the amount of approximately $1,245 These costs have been capitalized and are being amortized over the life of the credit facilities.

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

     Maturities of notes payable are as follows for the fiscal years subsequent to December 31, 1999:


Fiscal year
- ------------------------------------
2000                        $  2,239
2003                         228,000
                            --------
                            $230,239
                            ========


6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Components of accounts payable and accrued expenses as of December 31, 1999 and 1998 are as follows:

                                                                    Fiscal
                                                         ----------------------------
                                                           1999                1998
                                                         --------           ---------
Trade accounts payable                                   $ 14,829           $ 33,854
Accrued earn-out payments                                  34,600             27,111
Restructuring charge                                        1,000              8,747
Due to to purchaser of
   discontinued commercial operations (1)                       -             20,250
                                                         --------            --------
Total                                                      50,429             89,962
                                                         ========            ========

(1) The amount due to purchaser of discontinued commercial operations represents a true up of the purchase price pursuant to the sales agreement and was paid in the first quarter of fiscal 1999.


7.  COMMITMENTS AND CONTINGENCIES:

Leases

   The Company leases office space under various noncancelable operating leases. The following is a schedule of future minimum lease payments with terms in excess of one year:


Fiscal Year
-------------------------------------------------------------------------------------------------------
2000                                                                                           $  8,501
2001                                                                                              7,296
2002                                                                                              6,241
2003                                                                                              4,752
2004                                                                                              2,801
Thereafter                                                                                        4,942
                                                                                               --------
                                                                                               $ 34,533
                                                                                               ========

     Total rent expense for fiscal 1999, 1998 and 1997 was $11,241, $5,165, and $3,552, respectively.

Litigation

     The Company is a party to a number of lawsuits and claims arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company, its financial position, its results of operations, or its cash flows.

     In addition, the Company is subject to claims for indemnification arising from the sales of its Commercial operations and Teleservices division and its Health Care division in fiscal 1998. For the years ended December 31, 1999 and 1998, the Company did not pay any indemnification claims. Although the Company has received certain claims for indemnification or notices of possible claims pursuant to such obligations, the Compnay believes that it has meritorious defenses against such claims and does not believe that such claims, if successful, would have a material adverse effect on the Company's cash flows, financial condition or results of operations.

8.   INCOME TAXES:

     A comparative analysis of the provision for income taxes from continuing operations is as follows:

                                           Fiscal
                          ------------------------------------
                              1999         1998         1997
- ------------------------------------------------------------
Current:
   Federal                $  (3,636) $   14,318     $   9,054
   State                       (381)      1,850         1,097
   Foreign                    5,246       1,203           716
                          ------------------------------------
                              1,229      17,371        10,867
                          ------------------------------------
Deferred:
   Federal:                   8,208      (3,318)          (32)
   State:                       786        (321)           (4)
   Foreign:                     968         824           355
                          ------------------------------------
                              9,962      (2,815)          319
                          ------------------------------------
                          $  11,191  $   14,556     $  11,186
                          ====================================


     The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes is attributable to the following:

                                                                                Fiscal
                                                         --------------------------------------------------------------
                                                           1999                 1998                  1997
                                                         --------------------------------------------------------------
                                                          AMOUNT   PERCENTAGE  AMOUNT   PERCENTAGE  AMOUNT  PERCENTAGE
- -----------------------------------------------------------------------------------------------------------------------
Tax computed using the federal statutory rate             $   10,426    35.0%   $  11,286     35.0%  $ 10,737     35.0%
State income taxes, net of federal income tax effect             405     1.4          994      3.1        710      2.3
Non-deductible goodwill                                          179     0.6          228      0.7        169      0.6
Non-deductible goodwill impairment charge                          -       -        3,825     11.8          -        -
Other permanent differences                                      181     0.6       (1,777)    (5.5)      (430)    (1.4)
                                                         --------------------------------------------------------------
                                                          $   11,191    37.6%   $  14,556     45.1%  $ 11,186     36.5%
                                                         ==============================================================

   The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets are as follows:

                                                                                                 Fiscal
                                                                                     ---------------------------
                                                                                          1999            1998
- ----------------------------------------------------------------------------------------------------------------
Gross deferred tax assets:
   Self-insurance reserves                                                           $   1,120     $      1,260
   Restructuring and impairment charge                                                     380            3,324
   Allowance for doubtful accounts receivable                                            1,616            1,560
   Other                                                                                   308            1,037
                                                                                     ---------------------------
      Total gross deferred tax assets                                                    3,424            7,181
                                                                                     ---------------------------
Gross deferred tax liabilities:
   Amortization of goodwill                                                            (10,733)          (4,631)
   Other                                                                                  (208)            (105)
                                                                                     ---------------------------
      Total gross deferred tax liabilities                                             (10,941)          (4,736)
                                                                                     ---------------------------
      Net deferred tax (liability) asset                                             $  (7,517)    $      2,445
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



9.  EMPLOYEE BENEFIT PLANS:

Profit Sharing Plans

     The Company has a qualified contributory profit sharing plan (a 401(k) plan) which covers all full-time employees over age twenty-one with over 90 days of employment and 375 hours of service. The Company made contributions of approximately $1,625 and $1,818, net of forfeitures, to the profit sharing plan for fiscal 1999 and 1998, respectively. No matching contributions were made by the Company to the profit sharing plan in fiscal 1997. The Company also has a non-qualified deferred compensation plan for its highly compensated employees. The non-qualified deferred compensation plan does not provide for any matching, either discretionary or formula-based, by the Company.

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

     Prior to the Company's sale of its Commercial operations and Teleservices division in fiscal 1998 (see Note 3), the Company had two 401(k) plans: the aforementioned plan covering employees of the Professional Services division and employees of the discontinued Information Technology division, and the other covering non-highly compensated (as defined by IRS regulations) full time commercial employees over age twenty-one with at least one year of employment and 1,000 hours of service (the 'commercial plan'). In connection with the sale of the Commercial operations and Teleservices division in fiscal 1998, the Company transferred sponsorship of the commercial plan to Randstad U.S., L.P. The effective date of the transfer was September 27, 1998. Company contributions relating to the commercial plan prior to the Company's sale of its commercial businesses are included in Income from Discontinued Operations, as disclosed in
Note 3 to the Consolidated Financial Statements.


10.  STOCKHOLDERS' EQUITY

Stock Repurchase Plan

     On October 31,  1998,  the  Company's  Board of  Directors  authorized  the repurchase of up to $200.0 million of the Company's common stock pursuant to a share buyback program. On December 4, 1998, the Company's Board of Directors increased the authorized repurchase by an additional $110.0 million, bringing the total authorized share buyback program amount to $310.0 million. As of December 31, 1998, the Company had repurchased approximately 21,751,000 shares under the share buyback program. Included in the shares repurchased as of December 31, 1998 were approximately 6,150,000 shares repurchased under an accelerated stock acquisition plan ("ASAP"). The Company entered into the ASAP with a certain investment bank who agreed to sell the Company shares at a certain cost. The investment bank borrowed these shares from its customers and was required to enter into market transactions, subject to Company approval, and purchase shares to return to its customers. The Company, pursuant to the agreement, agreed to compensate the investment bank for any increases in the Company's stock price that would cause the investment bank to pay an amount to purchase the stock over the ASAP price. Conversely, the Company received a refund in the purchase price if the Company's stock price fell below the ASAP price. Subsequent to December 31, 1998, the Company used refunded proceeds from the ASAP to complete the program during January and February 1999, with the repurchase of approximately 616,000 shares, bringing the total shares repurchased under the program to approximately 22,367,000 shares. All of these shares were retired upon purchase.

     On November 4, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of December 31, 1999, no shares have been repurchased under this authorization.


Incentive Employee Stock Plans

   Effective December 19, 1993, the Board of Directors approved the 1993 Stock Option Plan (the 1993 Plan) which provides for the granting of options for the purchase of up to an aggregate of 2,400,000 shares of common stock to key employees.

     Under the 1993 Plan, the Stock Option Committee (the Committee) of the Board of Directors has the discretion to award stock options, stock appreciation rights (SARS) or restricted stock options or non-qualified options and the option price shall be established by the Committee. Incentive stock options may be granted at an exercise price not less than 100% of the fair market value of a share on the effective date of the grant and non-qualified options may be granted at an exercise price not less than 50% of the fair market value of a share on the effective date of the grant. The Committee has not issued non-qualified options at an exercise price less than 100% of the fair market value and, therefore, the Company has not been required to recognize compensation expense for its stock option plans.

     On August 24, 1995, the Board of Directors approved the 1995 Stock Option Plan (the 1995 Plan) which provided for the granting of options up to an aggregate of 3,000,000 shares of common stock to key employees under terms and provisions similar to the 1993 Plan. During fiscal 1998 and 1997, the 1995 Plan was amended to provide for the granting of an additional 8,000,000 and 3,000,000 shares, respectively. During fiscal 1998, the 1995 Plan was also amended to, among other things, require the exercise price of non-qualified stock options to not be less than 100% of the fair market value of the stock on the date the option is granted, to limit the persons eligible to participate in the plan to employees, to eliminate the Company's ability to issue SARS and to amend the definition of a director to comply with Rule 16b-3 of the Securities Exchange Act of 1934, as amended and with Section 162(m) of the Internal Revenue Code of 1986, as amended. There were no amendments to the 1995 Plan in fiscal 1999.

     The Company assumed the stock option plans of its subsidiaries, Career Horizons, Inc., Actium, Inc. and Consulting Partners, Inc., upon acquisition in accordance with terms of the respective merger agreements. At the date of the respective acquisitions, the assumed plans had 2,566,252 options outstanding. As of December 31, 1999 and 1998, the assumed plans had 198,263 and 340,719 options outstanding, respectively.

Non-Employee Director Stock Plan

     Effective December 29, 1993, the Board of Directors of the Company approved a stock option plan (Director Plan) for non-employee directors, whereby 600,000 shares of common stock have been reserved for issuance to non-employee directors. The Director Plan allows each non-employee director to purchase 60,000 shares at an exercise price equal to the fair market value at the date of the grant upon election to the Board. In addition, each non-employee director is granted 20,000 options upon the anniversary date of the director's initial election date. The options become exercisable ratably over a five-year period and expire ten years from the date of the grant. However, the options are exercisable for a maximum of three years after the individual ceases to be a director and if the director ceases to be a director within one year of appointment the options are canceled. During 1997, the Director plan was amended to increase the number of shares available under the plan to 1.6 million shares. In fiscal 1999, 1998 and 1997 , the Company granted 60,000, 240,000 and 120,000 options, respectively, at an average exercise price of $13.63, $21.56 and $28.35, respectively.

     The following table summarizes the Company's Stock Option Plans (which includes options held by Information Technology employees):

                                                                                                         Weighted
                                                                                       Range of          Average
                                                                         Shares     Exercise Prices   Exercise Price
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                             10,568,361   $ 0.69 - $33.75      $  13.67
   Granted                                                              2,452,176   $16.13 - $31.38      $  18.92
   Exercised                                                           (3,069,143)  $ 0.69 - $32.00      $   7.02
   Canceled                                                               (43,273)  $11.80 - $24.92      $  23.18
                                                                       ----------------------------------------------
Balance, December 31, 1997                                              9,908,121   $ 0.83 - $33.75      $  16.76
   Granted                                                              8,560,721   $ 4.80 - $35.13      $  16.00
   Exercised                                                           (2,741,895)  $ 0.83 - $28.50      $  13.57
   Canceled                                                            (4,522,954)  $ 1.25 - $35.13      $  20.22
                                                                       ----------------------------------------------
Balance, December 31, 1998                                             11,203,993   $ 0.83 - $33.38      $  15.38
   Granted                                                              6,317,285   $ 8.13 - $16.69      $  12.92
   Exercised                                                             (352,634)  $ 0.83 - $14.44      $   7.11
   Canceled                                                            (2,115,956)  $ 4.24 - $26.13      $  16.63
                                                                       ----------------------------------------------
BALANCE, DECEMBER 31, 1999                                             15,052,688   $ 1.25 - $33.38      $  14.32
                                                                       ==============================================

     Effective December 15, 1998, the Company's Board of Directors approved a stock option repricing program whereby substantially all holders of outstanding options who were active employees (except certain officers and directors) with exercise prices above $14.44 per share were amended so as to change the exercise price to $14.44 per share, the fair market value on the effective date. A total of 3,165,133 shares, with exercise prices ranging from $16.13 to $35.13, were amended under this program, all in fiscal 1998. All other terms of such options remained unchanged.


     The following table summarizes information about stock options outstanding at December 31, 1999(which includes options held by Information Technology employees):

                                                         Outstanding                          Exercisable
                                           ------------------------------------------- -----------------------------
                                                                        Average                        Average
                                                          Average       Exercise                       Exercise
                                            Shares        life (a)        Price          Shares         Price
--------------------------------------------------------------------------------------------------------------------
$  1.25 - $ 11.13                           3,410,755     8.36          $  9.39        1,124,148     $  7.25
$ 11.25 - $ 13.67                           3,018,536     9.13            12.82          284,107       12.94
$ 13.81 - $ 14.50                           4,342,064     6.88            14.41        2,815,584       14.45
$ 14.56 - $ 22.38                           3,345,333     8.45            17.13        1,816,669       16.12
$ 22.88 - $ 33.38                             936,000     6.06            26.50          798,001       26.71
                                           -------------------------------------------------------------------------
Total                                      15,052,688     7.97          $ 14.32        6,838,509     $ 15.10
                                           =========================================================================

(a) Average contractual life remaining in years.

     At year-end 1998, options with an average exercise price of $15.49 were exercisable on 4.2 million shares; at year-end 1997, options with an average exercise price of $15.16 were exercisable on 5.1 million shares.

     If the Company had elected to recognize compensation cost for options granted in 1999 and 1998, based on the fair value of the options granted at the grant date, net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                                          1999             1998
--------------------------------------------------------------------------------------------------------------------
Net Income
   As reported                                                                       $     97,090   $    323,831
   Pro forma                                                                         $     80,937   $    312,029
Basic net income per common share
   As reported                                                                       $       1.01   $       2.98
   Pro forma                                                                         $       0.84   $       2.88
Diluted net income per common share
   As reported                                                                       $       1.00   $       2.79
   Pro forma                                                                         $       0.83   $       2.69


     The weighted average fair values of options granted during 1999 and 1998 were $5.29 and $5.20 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                                                              Fiscal
                                                                                        1999           1998
-------------------------------------------------------------------------------------------------------------
Expected dividend yield                                                                    -              -
Expected stock price volatility                                                           .34           .35
Risk-free interest rate                                                                  6.14          5.57
Expected life of options (years)                                                         5.64          3.50


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

11.  NET INCOME PER COMMON SHARE

     The calculation of basic net income per common share and diluted net income per common share from continuing and discontinued operations is presented below:

                                                                            1999           1998            1997
-----------------------------------------------------------------------------------------------------------------
Basic net income per common share computation:
   Net Income available to common shareholders from
      continuing operations                                           $     18,597   $     17,691   $     19,492
                                                                      ------------------------------------------
   Net Income available to common shareholders from
      discontinued operations                                         $     63,538   $     81,189   $     82,541
                                                                      ------------------------------------------
   Gain on sale of discontinued operations, net of income
      taxes                                                           $     14,955   $    230,561   $          -
                                                                      ------------------------------------------
   Extraordinary item of loss on early extinguishment of
      debt, net of income benefit                                     $          -   $     (5,610)  $          -
                                                                      ------------------------------------------
Basic average common shares outstanding                                     96,268        108,518        101,914
                                                                      ------------------------------------------
   Basic income per common share from continuing
      operations                                                      $       0.19   $       0.16   $       0.19
                                                                      ==========================================
   Basic income per common share from discontinued
      operations                                                      $       0.66   $       0.75   $       0.81
                                                                      ==========================================
   Basic income per common share from gain on sale of
      discontinued operations                                         $       0.16   $       2.12   $          -
                                                                      ==========================================
   Basic income per common share from extraordinary item              $          -   $      (0.05)  $          -
                                                                      ==========================================
   Basic net income per common share                                  $       1.01   $       2.98   $       1.00
                                                                      ==========================================
Diluted net income per common share computation:
   Income available to common shareholders from continuing
      operations                                                      $     18,597   $     17,691   $     19,492
   Interest paid on convertible debt, net of tax benefit (1)                     -          2,784          3,712
   Income available to common shareholders and assumed                ------------------------------------------
   conversions from continuing operations                             $     18,597   $     20,475   $     23,204
Income available to common shareholders from                          ------------------------------------------
      discontinued operations                                         $     63,538   $     81,189   $     82,541
                                                                      ------------------------------------------
   Average common shares outstanding                                        96,268        108,518        101,914
   Incremental shares from assumed conversions:
      Convertible debt (1)                                                       -          5,699          7,599
      Stock options                                                            842          2,665          3,596
                                                                      ------------------------------------------
   Diluted average common shares outstanding                                97,110        116,882        113,109
                                                                      ------------------------------------------
   Diluted income per common share from continuing
      operations                                                      $       0.19   $       0.18   $       0.21
                                                                      ==========================================
   Diluted income per common share from discontinued
      operations                                                      $       0.66   $       0.69   $       0.72
                                                                      ==========================================
   Diluted income per common share from gain on sale of
      discontinued operations                                         $       0.15   $       1.97   $          -
                                                                      ==========================================
   Diluted income per common share from extraordinary item            $          -   $      (0.05)  $          -
                                                                      ==========================================
   Diluted net income per common share                                $       1.00   $       2.79   $       0.93
                                                                      ==========================================
(1) The Company's  convertible  debt did not have a dilutive  effect on earnings per share from continuing operations during the fourth quarter of fiscal 1998.

     Options to purchase 9,231,486 shares of common stock that were outstanding during 1999 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

12. CONCENTRATION OF CREDIT RISK:

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

     In connection with the Company's sale of its health care operations, the Company entered into an agreement with the purchaser of the health care assets whereby the Company agreed to make advances to the purchaser to fund its working capital requirements. These advances are collateralized by the assets of the sold operations, primarily the accounts receivable. In the third quarter of 1999, the Company was informed by the purchaser that they would default on their obligation to the Company. The purchaser is attempting to sell the purchaser-owned locations and enter into agreements with its franchisees, whereby net accounts receivable and any amounts realized from the sale of purchaser-owned locations will, after operating costs, be applied against the purchaser's debt to the Company. Further, the purchaser has named an interim executive to operate the business in an effort to maximize debt reduction to the Company. However, in the third quarter of 1999, the Company believed that, based upon an analysis of the assets and liabilities of the purchaser, it was probable that a portion of the advances would not be repaid. Accordingly, the Company recorded a $25.0 million reserve. At December 31, 1999, advances outstanding, net of the $25.0 million reserve, totaled $18.8 million. See Note 3.



13. RESTRUCTURING OF OPERATIONS AND IMPAIRMENT CHARGE

In December 1998, the Company's Board of Directors approved an Integration and Strategic Repositioning Plan (the "Plan") to strengthen the overall profitability of the Company by implementing a back office integration program and branch repositioning plan in an effort to consolidate or close branches whose financial performance did not meet the Company's expectations. Pursuant to the Plan, during the fourth quarter of 1998 the Company recorded a restructuring and impairment charge of $18,683. The restructuring component of the Plan is based, in part, on the evaluation of objective evidence of probable obligations to be incurred by the Company or impairment of specifically identified assets.

     The Plan provided for the consolidation or closing of 23 branches and certain organizational improvements. This restructuring, which will result in the elimination of approximately 100 positions, will be completed over a 12- to 18-month period, which began during the first quarter of 1999. As of December 31, 1999, the Company has consolidated the majority of the branches contemplated and expects to complete the Plan by mid-2000.

     The major components of the restructuring and impairment charge include:(1) costs of $1,896 to recognize severance and related benefits for the approximately 100 employees to be terminated. The severance and related benefit accruals are based on the Company's severance plan and other contractual termination provisions. These accruals include amounts to be paid to employees upon termination of employment. Prior to December 31, 1998, management had approved and committed the Company to a plan that involved the involuntary termination of certain employees. The benefit arrangements associated with this plan were communicated to all employees in December 1998. The plan specifically identified the number of employees to be terminated and their job classifications; (2) costs of $803 to write down certain furniture, fixtures and computer equipment to net realizable value at branches not performing up to the Company's expectations; (3) costs of $9,936 to write down goodwill associated with the acquisition of Legal Information Technology, Inc. which was acquired in January 1997, calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 in the fourth quarter of 1998; (4) costs of $4,788 to terminate leases and other exit and shutdown costs associated with the consolidated or closed branches, including closing the facilities; and (5) costs of $1,260 to adjust accounts receivable due to the expected increase in bad debts which results directly from the termination or change in client relationships which results when branch and administrative employees, who have the knowledge to effectively pursue collections, are terminated. These costs are based upon management's best estimates. Based on efficiencies and lease termination activities, the Company reduced the reserve for lease payments on cancelled facility leases by $2,314 in the third quarter of 1999.

The following table summarizes the restructuring  activity through December 31
 1999 (in thousands):

                                Payments To        Write-Down Of        Payments On
                                 Employees       Certain Property,       Cancelled          Write-Down Of
                               Involuntarily         Plant and           Facility              Certain
                               Terminated (a)      Equipment (b)         Leases (a)        Receivables (b)         Total
                             -----------------   ------------------   ----------------   ------------------   ---------------
Balances as of
   December 31, 1998         $     1,896         $        803          $     4,788        $     1,260          $      8,747

1999 charges and
   write-downs                    (1,840)                (803)              (1,530)            (1,260)               (5,433)

Adjustment to estimated
   payments on cancelled
   facility leases                     -                    -               (2,314)(b)              -                (2,314)
                                  -------             -------              -------            -------               -------
Balances as of
   December 31, 1999         $        56          $         -          $       944       $          -         $       1,000
                                  =======             =======              =======            =======               =======


(a): Cash;  (b): Noncash

     The balance in the restructuring accrual is included in Accounts payable and accrued expenses. See Note 6.


14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents and its debt obligations. Management believes that these financial instruments bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying values for these instruments are reasonable estimates of fair value.


15.  COMPREHENSIVE INCOME

     A summary of comprehensive income for the year ended December 31, 1999, 1998 and 1997 is as follows:

                                                            Foreign
                                                           Currency             Total
                                            Net           Translation       Comprehensive
For the Year Ended,                        Income         Adjustments          Income
----------------------------------------------------------------------------------------
December 31, 1999                         $   97,090       $ (3,512)       $   93,578
December 31, 1998                         $  323,831       $    615        $  324,446
December 31, 1997                         $  102,033       $    (95)       $  101,938



     The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     For the Three Months Period Ended                  For the
                                       ----------------------------------------------------------     Year Ended
                                          Mar. 31,        June 30,       Sept. 30,       Dec. 31,       Dec. 31,
                                            1999            1999           1999(3)        1999            1999
-------------------------------------------------------------------------------------------------   ---------------
Revenue                                 $   138,953   $    147,136    $    154,873   $    151,493   $    592,455
Gross profit                                 45,341         48,712          51,615         49,325        194,993
Income from continuing operations             7,635          8,345          (5,051)         7,668         18,597
Income from discontinued operations,
   net of taxes                              16,593         17,616          20,788          8,541         63,538
Gain on sale of discontinued
   operations, net of taxes (2)                   -              -          14,955              -         14,955
Net income                                   24,228         25,961          30,692         16,209         97,090
Basic income per common share from
   continuing operations                       0.08           0.09           (0.06)          0.08           0.19
Basic income per common share from
   discontinued operations                     0.17           0.18            0.22           0.09           0.66
Basic income per common share from
   gain on sale of discontinued
   operations                                     -              -            0.16              -           0.16
Basic net income per common share              0.25           0.27            0.32           0.17           1.01
Diluted income per common share from
   continuing operations                       0.08           0.09           (0.06)          0.08           0.19
Diluted income per common share from
   discontinued operations                     0.17           0.18            0.22           0.09           0.66
Diluted income per common share from
   gain on sale of discontinued
   operations                                     -              -            0.15              -           0.15
Diluted net income per common share            0.25           0.27            0.31           0.17           1.00


                                                     For the Three Months Period Ended                  For the
                                       ----------------------------------------------------------     Year Ended
                                          Mar. 31,        June 30,       Sept. 30,       Dec. 31,       Dec. 31,
                                            1998            1998           1998           1998(1)         1998
-------------------------------------------------------------------------------------------------   ---------------
Revenue                                 $   121,479   $    132,683    $    140,586   $    143,225   $    537,973
Gross profit                                 38,318         40,480          42,202         44,760        165,760
Income from continuing operations             6,824          7,741           8,038         (4,912)        17,691
Income from discontinued operations,
   net of taxes                              25,752         29,017          20,890          5,530         81,189
Gain on sale of discontinued
   operations, net of taxes (2)                   -              -         216,365         14,196        230,561
Extraordinary item of loss on early
   extinguishment of debt, net of
   benefit                                        -              -               -         (5,610)        (5,610)
Net income                                   32,576         36,758         245,293          9,204        323,831
Basic income per common share from
   continuing operations                       0.06           0.07            0.08          (0.05)          0.16
Basic income per common share from
   discontinued operations                     0.25           0.26            0.18           0.06           0.75
Basic income per common share from
   gain on sale of discontinued
   operations                                     -              -            1.99           0.13           2.12
Basic income per common share from
   extraordinary item                             -              -               -          (0.05)         (0.05)
Basic net income per common share              0.31           0.33            2.25           0.09           2.98
Diluted income per common share from
   continuing operations                       0.07           0.07            0.09          (0.05)          0.18
Diluted income per common share from
   discontinued operations                     0.22           0.24            0.17           0.06           0.69
Diluted income per common share from
   gain on sale of discontinued
   operations                                     -              -            1.84           0.13           1.97
Diluted income per common share from
   extraordinary item                             -              -               -          (0.05)         (0.05)
Diluted net income per common share     $      0.29   $       0.31    $       2.10   $       0.09   $       2.79

     (1) In the fourth quarter of 1998, the Company recorded a restructuring and impairment charge of $20,437. See Note 13.

     (2) During the fourth quarter of 1998, the Company recorded adjustments to estimated costs relating to the third quarter gain on sale of net assets of discontinued operations to reflect the determination of transaction related costs and income taxes. During the third quarter of 1999, the Company recorded adjustments to the tax liability relating to the third quarter 1998 gain on sale of net assets of discontinued operations to reflect the final allocation of sales price resulting from the finalization of certain deliverables of the sales agreement.

     (3) In the third quarter of 1999, the Company recorded a charge of $25,000 million related to the estimated uncollectibility of notes recievable generated from the sale of the Company's discontinued health care operations. See note 11. The Company, also in the third quarter of 1999, reduced the reserve for lease payments on cancelled facility leases by $2,314. See Note 13.

17.  GEOGRAPHIC FINANCIAL INFORMATION

The following summarizes the Company's geographic financial information:

                                                                                    Fiscal
                                                               ------------------------------------------------
                                                                    1999              1998             1997
---------------------------------------------------------------------------------------------------------------
Revenues
      United States                                             $    432,567      $    417,917      $    333,023
      U.K.                                                           159,888           120,056            50,466
                                                                ------------      ------------      ------------
         Total                                                  $    592,455      $    537,973      $    383,489
                                                                ============      ============      ============
Identifiable Assets
      United States                                             $  1,343,645      $  1,251,007
      U.K.                                                           146,686           108,159
                                                                ------------      ------------
         Total                                                  $  1,490,331      $  1,359,166
                                                                ============      ============

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1.  Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Accountants

Consolidated  Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Income for each of the three years in the period ended December 31, 1999

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

               Financial statement schedules required to be included in this report are either shown in the financial statements and notes thereto included in Item 8 of this report or have been omitted because they are not applicable.

3. Exhibits


3.1     Amended and restated Articles of Incorporation.(1)

3.2     Amended and Restated Bylaws.(2)

10.1    AccuStaff Incorporated Employee Stock Plan. (3)

10.2 AccuStaff Incorporated (now Modis Professional Services, Inc. amended and restated Non-Employee Director Stock Plan. (4)

10.3    Form of Employee Stock Option Award Agreement. (3)

10.4 Form of Non-Employee Director Stock Option Award Agreement, as amended.

10.5    Profit Sharing Plan. (3)

10.6 Revolving Credit and Reimbursement Agreement by and between the Company and NationsBank National Association as Administration Agent and certain lenders named therein, dated October 30, 1998. (2)

10.6(a) Amendment agreement No. 1 to revolving credit and reimbursement agreement, Dated October 27, 1999. (1)

10.6(b) 364 day credit agreement by and between the Company and Bank of America. N.A. as administration agent and certain lenders named therein dated October 27, 1999. (1)

10.7 Modis Professional Services, Inc., 1995 Stock Option Plan, as Amended and Restated. (2)

10.8 Form of Stock Option Agreement under Modis Professional Services, Inc. amended and restated 1995 Stock Option Plan. (2)

10.9    Executive Employment Agreement with Derek E. Dewan.  (4)

10.9(a) Award notification to Derek E. Dewan under the Senior Executive
        Annual Incentive Plan (1)

10.10   Executive Employment Agreement with Michael D. Abney.  (4)

10.10(a)Award notification to Michael D. Abney under Senior Executive
        Annual Incentive Plan. (1)

10.11   Executive Employment Agreement with Marc M. Mayo. (4)

10.11(a)Award notification to Marc M. Mayo under the Senior Executive
        Annual Incentive Plan.  (1)

10.12   Executive Employment Agreement with Timothy D. Payne. (4)

10.12(a)Award notification to Timothy D. Payne under the Senior Executive
        Annual Incentive Plan.  (1)

10.13   Executive Employment Agreement with George A. Bajalia. (4)

10.13(a)Award notification to George A. Bajalia under the Senior
        Executive Annual Incentive Plan. (1)

10.14   Executive Employment Agreement with Robert P. Crouch.  (4)

10.14(a)Award notification to Robert P. Crouch under the Senior
        Executive Annual Incentive Plan.  (1)

10.15   Senior Executive Annual Incentive Plan.  (1)

10.16   Form of Director's Indemnification Agreement.

10.17   Form of Officer's Indemnification Agreement.

21      Subsidiaries of the Registrant.

23      Consent of PricewaterhouseCoopers LLP.

27      Financial Data Schedule.

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 15, 1999.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 1999.

(3) Incorporated by reference to the Company's Registration on Form S-1 (No. 33-78906).

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 16, 1999.

(b) reports on Form 8-K. No reports on form 8-K were filed during the final quarter of fiscal 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODIS PROFESSIONAL SERVICES, INC.




By: /s/ Derek E. Dewan
Derek E. Dewan
President, Chairman of the Board
and Chief Executive Officer

Date: March 30, 1999

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures              Title                                     Date

/s/  Derek E. Dewan     President, Chairman of the Board          March 30, 2000
Derek E. Dewan          and Chief Executive Officer


/s/  Michael D. Abney   Senior Vice President, Chief              March 30, 2000
Michael D. Abney        Financial Officer, Treasurer
                        And Director

/s/ Robert P. Crouch    Vice President and Chief                  March 30, 2000
Robert P. Crouch        Accounting Officer


/s/ T. Wayne Davis      Director                                  March 30, 2000
T. Wayne Davis


/s/  Peter J. Tanous    Director                                  March 30, 2000
Peter J. Tanous


/s/  John R. Kennedy    Director                                  March 30, 2000
John R. Kennedy


EXHIBIT INDEX


10.4 Form of Non-Employee Director Stock Option Award Agreement, as amended.

10.16           Form of Director's Indemnification Agreement.

10.17           Form of Officer's Indemnification Agreement.

21              Subsidiaries of the Registrant.

23              Consent of PricewaterhouseCoopers LLP.

27              Financial Data Schedule.