Form 10-Q
period 2000-03-31
MODIS PROFESSIONAL SERVICES INC
filed 2000-05-15
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 For the quarterly period ended March 31, 2000
                                       OR

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

        1 Independent Drive
        Jacksonville, Florida
                                                               32202
(Address of principal executive offices)                     (Zip code)

                                 (904) 360-2000
                             (Registrant's telephone
                           number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. April 25, 2000.

Common Stock, $0.01 par value         Outstanding: 96,439,686 (No. of  shares)

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including but not limited to the specific factors discussed under 'Factors Which May Impact Future Results and Financial Condition'. In addition, except for historical facts, all information provided in Part I, Item 3, under 'Quantitative and Qualitative Disclosures About Market Risk' should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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



                                 Modis Professional Services, Inc. and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited)
                 and December 31, 1999..............................................................................     3

             Unaudited Condensed Consolidated Statements of Income for the Three Months
                 ended March 31, 2000 and 1999......................................................................     4

             Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
                 ended March 31, 2000 and 1999......................................................................     5

             Notes to Condensed Consolidated Financial Statements...................................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    10

Item 3       Quantitative and Qualitative Disclosures About Market Risks............................................    16

Part II      Other Information

Item 1       Legal Proceedings......................................................................................    18

Item 2       Changes in Securities and Use of Proceeds..............................................................    18

Item 3       Defaults Upon Senior Securities........................................................................    18

Item 4       Submission of Matters to a Vote of Security Holders....................................................    18

Item 5       Other Information......................................................................................    18

Item 6       Exhibits and Reports on Form 8-K.......................................................................    18

             Signatures.............................................................................................    19

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollar amounts in thousands except per share amounts)

                                                                          March 31, 2000       December 31, 1999
                                                                       -------------------    -------------------
                                                                           (unaudited)
                               Assets
Current assets:
   Cash and cash equivalents                                            $           6,728      $             876
   Accounts receivable, net                                                       106,337                 95,126
   Prepaid expenses                                                                 2,214                  2,381
   Deferred income taxes                                                            2,887                  2,983
   Note receivable                                                                 18,322                 18,775
   Income tax receivable                                                            5,374                  9,148
   Other                                                                            3,064                  2,856
                                                                       -------------------    -------------------

      Total current assets                                                        144,926                132,145

Furniture, equipment and leasehold improvements, net                               14,937                 14,895
Goodwill, net                                                                     315,570                317,939
Other assets, net                                                                  12,163                 11,868
Net assets of discontinued operations                                           1,068,734              1,013,484
                                                                       -------------------    -------------------

      Total assets                                                      $       1,556,330      $       1,490,331
                                                                       ===================    ===================
                Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                                        $           1,863      $           2,239
   Accounts payable and accrued expenses                                           50,363                 50,429
   Accrued payroll and related taxes                                               19,762                 16,648
                                                                       -------------------    -------------------

      Total current liabilities                                                    71,988                 69,316

Notes payable, long-term portion                                                  275,000                228,000
Deferred income taxes                                                              11,481                 10,500
                                                                       -------------------    -------------------
      Total liabilities                                                           358,469                307,816
                                                                       -------------------    -------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;  10,000,000 shares authorized;
      no shares issued and outstanding                                                  -                      -
   Common stock, $.01 par value;  400,000,000 shares authorized;
      96,406,527 and 96,043,270 shares issued and outstanding on
      March 31, 2000 and December 31, 1999, respectively                              964                    960
   Additional contributed capital                                                 586,766                582,558
   Retained earnings                                                              615,007                601,989
   Accumulated other comprehensive loss                                            (4,876)                (2,992)
                                                                       -------------------    -------------------
      Total stockholders' equity                                                1,197,861              1,182,515
                                                                       -------------------    -------------------

      Total liabilities and stockholders' equity                        $       1,556,330      $       1,490,331
                                                                       ===================    ===================

See accompanying notes to condensed consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)
(dollar amounts in thousands except per share amounts)



                                                             Three Months Ended
                                                       -------------------------------
                                                        (unaudited)       (unaudited)
                                                         March 31,         March 31,
                                                           2000              1999
                                                       -------------     -------------

Revenue                                                 $   160,963       $   138,953
Cost of Revenue                                             108,303            93,612
                                                       -------------     -------------
   Gross Profit                                              52,660            45,341
                                                       -------------     -------------
Operating expenses:
   General and administrative                                33,788            30,311
   Depreciation and amortization                              3,803             3,515
                                                       -------------     -------------
      Total operating expenses                               37,591            33,826
                                                       -------------     -------------
         Income from operations                              15,069            11,515
                                                       -------------     -------------
Other (expense) income, net                                  (1,598)              715
                                                       -------------     -------------
Income from continuing operations before
    provision for income taxes                               13,471            12,230
Provision for income taxes                                    5,119             4,595
                                                       -------------     -------------
Income from continuing operations                             8,352             7,635
Income from discontinued operations, net of
   income taxes                                               4,666            16,593
                                                       -------------     -------------
Net income                                              $    13,018        $   24,228
                                                       =============     =============
Basic income per common share:
   from continuing operations                           $      0.09        $     0.08
                                                       =============     =============
   from discontinued operations                         $      0.05        $     0.17
                                                       =============     =============
Basic net income per common share                       $      0.13        $     0.25
                                                       =============     =============
Diluted income per common share:
   from continuing operations                           $      0.08        $     0.08
                                                       =============     =============
   from discontinued operations                         $      0.05        $     0.17
                                                       =============     =============
Diluted net income per common share                     $      0.13        $     0.25
                                                       =============     =============
Average common shares outstanding, basic                     96,555            96,290
                                                       =============     =============
Average common shares outstanding, diluted                   99,082            96,924
                                                       =============     =============


See accompanying notes to consolidated financial statements.





Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollar amounts in thousands except for per share amounts)

                                                                       Three Months Ended
                                                                -------------------------------
                                                                   March 31,       March 31,
                                                                     2000            1999
                                                                  (unaudited)     (unaudited)
                                                                --------------- ---------------
Cash flows from operating activities:

   Income from continuing operations                               $     8,352    $      7,635
      Adjustments to income from continuing operations to net
         cash provided by operating activities:
            Depreciation and amortization                                3,803           3,515
            Deferred income taxes                                        1,077           2,106
            Changes in certain assets and liabilities:
               Accounts receivable                                     (11,246)         (5,176)
               Prepaid expenses and other assets                          (111)          3,440
               Accounts payable and accrued expenses                     4,336          (1,223)
               Accrued payroll and related taxes                         3,116           4,996
               Other, net                                                   (3)            833
                                                                --------------- ---------------
                 Net cash provided by operating activities               9,324          16,126
                                                                --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                      (964)           (319)
   Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                                  (700)         (9,061)
   Income taxes and other cash expenses related to sale of
      net assets of discontinued commercial operations                       -        (185,409)
   Advances associated with sale of assets of discontinued
      health care operations, net of repayments                            (10)         (2,000)
                                                                --------------- ---------------
                  Net cash used in investing activities                 (1,674)       (196,789)
                                                                --------------- ---------------

Cash flows from financing activities:
   Repurchases of common stock, net of refunds                               -          11,876
   Proceeds from stock options exercised                                 4,211           1,539
   Borrowings on indebtedness, net                                      46,624         148,165
                                                                --------------- ---------------
                  Net cash provided by financing activities             50,835         161,580
                                                                --------------- ---------------
Effect of exchange rate changes on cash and cash equivalents              (967)           (145)

Net increase (decrease) in cash and cash equivalents                    57,518         (19,228)

Net cash used in discontinued operations                               (51,666)        (42,216)

Cash and cash equivalents, beginning of period                             876          73,410
                                                                --------------- ---------------
Cash and cash equivalents, end of period                          $      6,728    $     11,966
                                                                =============== ===============


COMPONENTS OF CASH USED IN DISCONTINUED OPERATIONS

   Cash provided by operating activities                          $     12,413    $     13,136
   Cash used in investing activities                                   (65,919)        (42,124)
   Cash provided by (used in) financing activities                       1,840         (13,228)
                                                                -------------------------------
     Net cash used in discontinued operations                     $    (51,666)   $    (42,216)
                                                                ===============================

See accompanying notes to condensed consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollar amounts in thousands except for per share amounts)


1.  Basis of Presentation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K, as filed with the SEC on March 30, 2000.

The accompanying condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

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

The Plan provided for the consolidation or closing of 23 branches and certain organizational improvements. This Plan, which has resulted in the elimination of approximately 100 positions and the consolidation or closing of certain less profitable branches, is expected to be completed during fiscal 2000.

The major components of the restructuring and impairment charge included:(1) costs of $1,896 to recognize severance and related benefits for the approximately 100 employees to be terminated. The severance and related benefit accruals are based on the Company's severance plan and other contractual termination provisions. These accruals include amounts to be paid to employees upon termination of employment. Prior to December 31, 1998, management had approved and committed the Company to a plan that involved the involuntary termination of certain employees. The benefit arrangements associated with this plan were communicated to all employees in December 1998. The plan specifically identified the number of employees to be terminated and their job classifications; (2) costs of $803 to write down certain furniture, fixtures and computer equipment to net realizable value at branches not performing up to the Company's expectations; (3) costs of $9,936 to write down goodwill associated with the acquisition of Legal Information Technology, Inc. which was acquired in January 1997, calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 in the fourth quarter of 1998; (4) costs of $4,788 to terminate leases and other exit and shutdown costs associated with the consolidated or closed branches, including closing the facilities; and (5) costs of $1,260 to adjust accounts receivable due to the expected increase in bad debts which results directly from the termination or change in client relationships which results when branch and administrative employees, who have the knowledge to effectively pursue collections, are terminated. These costs are based upon management's best estimates. Based on efficiencies and lease termination activities, the Company reduced the reserve for lease payments on cancelled facility leases by $2,314 in the third quarter of 1999.

The following table summarizes the restructuring activity through March 31, 2000 (in thousands):


                                Payments To        Write-Down Of        Payments On
                                 Employees       Certain Property,       Cancelled          Write-Down Of
                               Involuntarily         Plant and           Facility              Certain
                               Terminated (a)      Equipment (b)         Leases (a)        Receivables (b)         Total
                             -----------------   ------------------   ----------------   ------------------   ---------------
Balances as of
   December 31, 1998         $     1,896         $        803          $     4,788        $     1,260          $      8,747

1999 charges and
   write-downs                    (1,840)                (803)              (1,530)            (1,260)               (5,433)

Adjustment to estimated
   payments on cancelled
   facility leases                     -                    -               (2,314)(b)              -                (2,314)
                                  -------              -------              -------            -------               -------
Balances as of
   December 31, 1999                  56                    -                  944                  -                 1,000
                                  -------              -------              -------            -------               -------
Charges and write-downs
   during the three months
   ended March 31, 2000                -                    -                 (186)                 -                  (186)
                                  -------              -------              -------            -------               -------
Balances as of
   March 31, 2000            $        56          $         -          $       758       $          -         $         814
                                  =======              =======              =======            =======               =======


(a): Cash;  (b): Noncash

 As of March 31, 2000, the $814 balance in the restructuring accrual was included in the balance sheet caption 'Accounts payable and accrued expenses'.



3.   Comprehensive Income

The Company discloses other comprehensive income in accordance with SFAS No. 130, 'Reporting Comprehensive Income'. A summary of comprehensive income for the three months ended March 31, 2000 and 1999 is as follows:

                                                            Foreign
                                                           Currency             Total
                                            Net           Translation       Comprehensive
Three Months Ended,                        Income         Adjustments          Income
----------------------------------------------------------------------------------------
March 31, 1999                            $   24,228       $ (2,112)       $   22,116
March 31, 2000                            $   13,018       $ (1,884)       $   11,134


The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

4.   Net Income per Common Share

     The calculation of basic net income per common share and diluted net income per common share from continuing and discontinued operations is presented below:

                                                                Three Months Ended
                                                         --------------------------------
                                                            March 31,         March 31,
                                                              2000              1999
-----------------------------------------------------------------------------------------
Basic income per common share computation:
   Income available to common shareholders
      from continuing operations                         $       8,352      $       7,635
                                                         -------------      -------------
   Income available to common shareholders
       from discontinued operations                      $       4,666      $      16,593
                                                         -------------      -------------
   Average common shares outstanding                            96,555             96,290
                                                         =============      =============
   Basic income per common share from
      continuing operations                              $        0.09      $        0.08
                                                         =============      =============
   Basic income per common share from
      discontinued operations                            $        0.05      $        0.17
                                                         =============      =============
  Basic net income per common share                      $        0.13      $        0.25
                                                         =============      =============

Diluted income per common share computation:

  Income available to common shareholders
      from continuing operations                         $       8,352      $       7,635
                                                         -------------      -------------
  Income available to common shareholders
       from discontinued operations                      $       4,666      $      16,593
                                                         -------------      -------------
   Average common shares outstanding                            96,555             96,290
   Incremental shares from assumed conversions:
      Stock options                                              2,527                634
                                                         -------------      -------------
Diluted average common shares outstanding                       99,082             96,924
                                                         =============      =============
Diluted income per common share from
      continuing operations                             $         0.08      $        0.08
                                                        ==============      =============
Diluted income per common share from
      discontinued operations                           $         0.05      $        0.17
                                                        ==============      =============
Diluted net income per common share                     $         0.13      $        0.25
                                                        ==============      =============

     Options to purchase 2,636,125 shares of common stock that were outstanding during the three months ended March 31, 2000 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

5.  Geographic Financial Information

The following summarizes the Company's geographic financial information:

                                                                Three Months Ended
                                                        ------------------------------
                                                           March 31,         March 31,
                                                             2000              1999
                                                        ------------------------------
Revenues
      United States                                     $    114,657      $    103,801
      U.K.                                                    46,306            35,152
                                                        ------------      ------------
         Total                                          $    160,963      $    138,953
                                                        ============      ============


                                                            March 31,       December 31,
                                                              2000              1999
                                                        ------------------------------

Identifiable Assets
      United States                                     $  1,401,184      $  1,343,645
      U.K.                                                   155,146           146,686
                                                        ------------      ------------
         Total                                          $  1,556,330      $  1,490,331
                                                        ============      ============

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

As a result of the proposed spin-off, the Company's Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been reclassified to report the results of operations of its Information Technology division as discontinued operations for all periods presented.

The Company operates primarily through five operating divisions consisting of the accounting, legal, engineering/technical, career management and consulting and scientific divisions.

The following detailed analysis of operations should be read in conjunction with the 1999 Consolidated Financial Statements and related notes included in the Company's Form 10-K filed March 30, 2000.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Results from Continuing Operations

Revenue. Revenue increased $22.0 million, or 15.8%, to $161.0 million in the three months ended March 31, 2000 from $139.0 million in the year earlier period. The majority of the growth in revenue was internal growth. Revenue growth was led by the Accounting division at 27% and the Technical and Engineering division at 21%. Additionally, growth in 2000 was effected by the Company's strategic restructuring and repositioning plan (the 'restructuring plan') which resulted in the closing of 23 offices over the past 15 months.

Gross Profit. Gross profit increased $7.4 million or 16.3% to $52.7 million in the three months ended March 31, 2000 from $45.3 million in the year earlier period. Gross margin increased slightly to 32.7% in the three months ended March 31, 2000 from 32.6% in the year earlier period. The increase in gross margin was due to (1) the increase in revenue mix of the higher margin divisions and (2) the Company's restructuring plan which closed certain less profitable offices.

Operating expenses. Operating expenses increased $3.8 million or 11.2% to $37.6 million in the three months ended March 31, 2000 from $33.8 million in the year earlier period. Operating expenses before depreciation and amortization, as a percentage of revenue, decreased to 21.0% in the three months ended March 31, 2000 as compared to 21.8% in the year earlier period. The decrease in operating expenses before depreciation and amortization as a percentage of revenue is the result of (1) the Company's restructuring plan which closed certain less profitable offices, and (2) the improved operating leverage in the overall business.

Income from operations. As a result of the foregoing, income from operations increased $3.6 million or 31.3% to $15.1 million in the three months ended March 31, 2000 from $11.5 million in the year earlier period. Income from operations, as a percentage of revenue increased to 9.4% in the three months ended March 31, 2000 as compared to 8.3% in the year earlier period.

Other income (expense). Other income (expense) consists primarily of interest income related to cash on hand and interest expense related to borrowings on the Company's credit facility and notes issued in connection with acquisitions. Net interest expense increased to $1.6 million in the three months ended March 31, 2000 as compared to net interest income earned of $0.7 million in the year earlier period. Net interest income in the three months ended March 31, 1999 was primarily a result of the net cash on hand related to the sale of the Company's discontinued Commercial operations and Teleservices division in fiscal 1998. The Company recorded net interest expense in the three months ended March 31, 2000 related to net borrowings on the Company's credit facility, which was used primarily to pay the tax liability and other payments related to the sale of the Company's Commercial operations and Teleservices division.

Income Taxes. The Company's effective tax rate increased slightly to 38.0% in the three months ended March 31, 2000 compared to 37.6% in the year earlier period, due to an increase in the Company's state tax rate.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $0.8 million or 10.5% to $8.4 million in the three months ended March 31, 2000 from $7.6 million in the year earlier period. Income from continuing operations as a percentage of revenue decreased to 5.2% in the three months ended March 31, 2000 from 5.5% in the year earlier period, primarily due to the increase in interest expense and the Company's effective tax rate.


Results of discontinued operations

The following discloses the results of the Company's Information Technology ('IT') businesses, anticipated to be distributed to the Company's shareholders in a tax-free spin-off prior to December 31, 2000. The Company's IT businesses are being shown as discontinued operations for both the three months ended March 31, 2000 and 1999.


                                                                  Three Months Ended
                                                              ---------------------------
                                                              March 31,         March 31,
                                                                2000              1999

  Discontinued IT businesses:
      Revenue                                              $     296,448     $     343,913
      Cost of Revenue                                            221,597           259,329
      General and Administrative expenses                         55,021            49,041
      Depreciation and Amortization                                8,733             7,368
           Operating Income                                       11,097            28,175
      Interest, net                                                3,051               394
      Provision for income taxes                                   3,380            11,188
           Income from discontinued IT businesses                  4,666            16,593


Included in the operating expenses during both the three months ended March 31, 2000 and 1999 are allocations of certain net common expenses for corporate support and back office functions totaling approximately $3.6 million and $4.1 million, respectively. Corporate support and back office allocations are based on the ratio of the Company's consolidated revenues to that of the discontinued IT Businesses. Additionally, results of discontinued operations include allocations of consolidated interest expense totaling $3.1 million and $0.4 million for the three months ended March 31, 2000 and 1999, respectively. The allocations were based on the historic funding needs of the discontinued operations, including: the purchases of furniture and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs.

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

The Company had working capital of $72.9 million and $62.8 million as of March 31, 2000 and December 31, 1999, respectively. The principal reasons for the increase in the Company's working capital is the increase in accounts receivable and cash on hand at March 31, 2000. The Company had cash and cash equivalents of $6.7 million and $0.9 million as of March 31, 2000 and December 31, 1999, respectively. For the three months ended March 31, 2000 and 1999, the Company generated $9.3 million and $16.1 million of cash flow from operations, respectively. The decrease in cash flow from operations during the three months ended March 31, 2000 is due to an increase in cash needed to fund accounts receivable.

For the three months ended March 31, 2000, the Company used $1.7 million of cash for investing activities. The Company used $1.0 million for the purchase of fixed assets and $0.7 million for earn-out payments. For the three months ended March 31, 1999, the Company used $196.8 million of cash for investing activities, mainly as a result of the payment of the current tax liability, net worth adjustment and certain transaction expenses of $185.4 million relating to the sale of the Company's Commercial operations and Teleservices division. Additionally, the Company used $9.1 million for acquisitions and earn-out payments in the three months ended March 31, 1999.

Effective March 30, 1998, the Company sold the operations and certain assets of its Health Care division. In connection with the Company's sale of its health care operations, the Company entered into an agreement with the purchaser of the health care assets whereby the Company agreed to make advances to the purchaser to fund its working capital requirements. These advances are collateralized by the assets of the sold operations, primarily the accounts receivable. In the third quarter of 1999, the Company was informed by the purchaser of its health care operations that the purchaser was going to default on its obligation to the Company. The purchaser of the Company's health care operations has entered into agreements with a number of franchisees and is attempting to enter into agreements with the remaining franchisees and potential acquirors of franchises and the purchaser-owned locations, whereby net accounts receivable and any additional amounts realized from the sale of purchaser-owned locations will, after operating costs, be applied against the purchaser's debt to the Company. Further, the purchaser has named an interim CEO to operate the business in an effort to maximize debt reduction to the Company. However, in the third quarter of 1999, the Company believed it was probable that a portion of the advances would not be repaid and accordingly, provided an allowance for the advances estimated to be uncollectible related to the sale of the Company's discontinued health care operations of $25.0 million. At March 31, 2000, advances outstanding, net of the $25.0 million reserve, totaled $18.3 million. During the three months ended March 31, 2000, the Company has not made any material advances under this agreement.

For the three months ended March 31, 2000, the Company generated $50.8 million from financing activities. This amount primarily represented net borrowings from the Company's credit facility, which was used primarily to pay for acquisitions of modis.

For the three months ended March 31, 1999, the Company generated $161.6 million from financing activities. This amount primarily represented net borrowings from the Company's credit facility, which was used primarily to pay the tax liability and other payments related to the sale of the Company's Commercial operations and Teleservices division. Additionally, in connection with the Company's 1998 share buyback program, the Company was refunded a portion of the purchase price in the three months ended March 31, 1999. Included in the 1999 Consolidated Financial Statements and related notes included in the Company's Form 10-K filed March 30, 2000 is a complete description of the share buyback program.

On November 4, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of April 25, 2000, no shares have been repurchased under this authorization.

The Company is also obligated under various acquisition agreements to make earn-out payments to former stockholders of acquired companies over the next two years. The Company estimates that the amount of these payments from continuing operations will total $45.0 million for the remainder of 2000, of which $25.0 million has been paid as of April 25, 2000. The Company is also obligated to make earn-out payments from discontinued operations and estimates that the amount of these payments will total $10.0 million for the remainder of 2000, of which $6.0 million has been paid as of April 25, 2000. The Company estimates that the amount of earn out payments for fiscal 2001 for continuing and discontinued operations will total $5.9 million and $7.0 million, respectively. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial portion of the capital required to fund these payments.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the remainder of 2000 will be approximately $4.0 million.

The Company believes that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Indebtedness of the Company

The Company has a $350 million revolving credit facility which is syndicated to a group of 13 banks with NationsBank (Bank of America), as the principal agent. This facility expires on October 21, 2003. The Company also has a $150.0 million 364 day credit facility that expires October 26, 2000. Pursuant to the 364 day credit facility, the Company has the option to term out the 364 day component of the credit facility for up to one year. Outstanding amounts under the credit facilities bear interest at certain floating rates as specified by the applicable credit facility. The credit facilities contain certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facilities are guaranteed by the material subsidiaries of the Company. In addition, approval is required by the majority of the lenders when the cash consideration of an individual acquisition exceeds 10% of consolidated stockholders' equity of the Company.

As of April 25, 2000, the Company had a balance of approximately $321.0 million outstanding under the credit facility. The Company also had outstanding letters of credit in the amount of $1.8 million, reducing the amount of funds available under the credit facility to approximately $177.2 million as of April 25, 2000. A portion of the outstanding balance under the Company's credit facility resulted from the Company's funding of modis. The Company funds modis based on various needs including: purchases of furniture, equipment and leasehold improvements, acquisitions, current income tax liabilities and fluctuating working capital needs. Upon completion of the planned spin-off, modis will repay the Company an amount that represents the historical funding needs which resulted from those items described above. As of March 31, 2000, approximately $157.6 million of funding was provided to modis from the Company.

The Company has certain notes payable to shareholders of acquired companies which bear interest at rates ranging from 5.4% to 5.5%. These notes are classified as short-term on the Company's Balance Sheet as they are due in the third quarter of 2000. As of March 31, 2000, the Company owed approximately $1.9 million in such acquisition indebtedness.

SEASONALITY

The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for professional services is typically lower during the first quarter until customers' operating budgets are finalized and the profitability of the Company's consultants is generally lower in the fourth quarter due to fewer billing days because of the higher number of holidays and vacation days.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The  following  assessment  of the  Company's  market  risks  does  not  include
uncertainties  that  are  either  nonfinancial  or   nonquantifiable,   such  as
political, economic, tax and credit risks.

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

The Company's short-term and long-term debt obligations totaled $276.9 million as of March 31, 2000 and the Company had $223.2 million available under its current credit facility. The debt obligations consist of notes payable to former shareholders of acquired corporations, are at a fixed rate of interest, and extend through August 2000. The interest rate risk on these obligations is thus immaterial due to the dollar amount and fixed nature of these obligations. The interest rate on the credit facility is variable.

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 29% of first quarter 2000 consolidated revenues from international operations, approximately 100% of which were from the United Kingdom. The exchange rate fluctuation has not historically had a material impact on the Company's results of operations and is not currently expected to have a material adverse effect in the future. The Company did not hold or enter into any foreign currency derivative instruments as of March 31, 2000.

FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

The Proposed Distribution of the Information Technology
Business

The distribution of the Information Technology business is subject to market and other conditions, including a determination by the Internal Revenue Service that the distribution is tax free to the Company and its shareholders. Accordingly, there is some risk that the distribution will not take place. In such event, the price of the Company's common stock may decline if not distributing the
Information Technology business is perceived as adversely impacting the Company's focus and market position. Conversely, there can be no assurance that if the proposed distribution does occur that the price of the Company's common stock will not decline (after taking into account the value of any securities received in the distribution).

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

Part II.  Other Information

Item 1.  Legal Proceedings

         No disclosure required.

Item 2.  Changes in Securities and Use of Proceeds

         No disclosure required.

Item 3.  Defaults Upon Senior Securities

         No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.

Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

              27       Financial Data Schedule.

         B.   Reports on Form 8-K

         No disclosure required.

SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                  Title                     Date




/s/ DEREK E. DEWAN       President, Chairman       May 15, 2000
----------------------   of the Board and Chief
Derek E. Dewan           Executive Officer

/s/ MICHAEL D. ABNEY     Senior Vice President,    May 15, 2000
----------------------   Chief Financial Officer,
Michael D. Abney         Treasurer, and Director

/s/ ROBERT P. CROUCH     Vice President and        May 15, 2000
----------------------   Chief Accounting Officer
Robert P. Crouch