Form 10-Q
period 2000-06-30
MODIS PROFESSIONAL SERVICES INC
filed 2000-08-14
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 For the quarterly period ended June 30, 2000
                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. July 31, 2000.

Common Stock, $0.01 par value         Outstanding: 96,422,155 (No. of  shares)

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



                                 Modis Professional Services, Inc. and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                 and December 31, 1999..............................................................................     3

             Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months
                 ended June 30, 2000 and 1999 ......................................................................     4

             Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
                 ended June 30, 2000 and 1999 ......................................................................     5

             Notes to Condensed Consolidated Financial Statements...................................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    10

Item 3       Quantitative and Qualitative Disclosures About Market Risks............................................    18

             Factors Which May Impact Future Results and Financial Condition........................................    19

Part II      Other Information

Item 1       Legal Proceedings......................................................................................    20

Item 2       Changes in Securities and Use of Proceeds..............................................................    20

Item 3       Defaults Upon Senior Securities........................................................................    20

Item 4       Submission of Matters to a Vote of Security Holders....................................................    20

Item 5       Other Information......................................................................................    20

Item 6       Exhibits and Reports on Form 8-K.......................................................................    20

             Signatures.............................................................................................    21

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollar amounts in thousands except per share amounts)

                                                                          June 30, 2000        December 31, 1999
                                                                       -------------------    -------------------
                                                                           (unaudited)
                               Assets
Current assets:
   Cash and cash equivalents                                            $          11,339      $             876
   Accounts receivable, net                                                       100,369                 95,126
   Prepaid expenses                                                                 2,603                  2,381
   Deferred income taxes                                                            2,790                  2,983
   Note receivable                                                                 16,182                 18,775
   Income tax receivable                                                            1,925                  9,148
   Other                                                                            3,258                  2,856
                                                                       -------------------    -------------------

      Total current assets                                                        138,466                132,145

Furniture, equipment and leasehold improvements, net                               13,968                 14,895
Goodwill, net                                                                     322,913                317,939
Other assets, net                                                                  11,277                 11,868
Net assets of discontinued operations                                           1,093,811              1,013,484
                                                                       -------------------    -------------------

      Total assets                                                      $       1,580,435      $       1,490,331
                                                                       ===================    ===================
                Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                                        $           5,675      $           2,239
   Accounts payable and accrued expenses                                           12,695                 50,429
   Accrued payroll and related taxes                                               18,124                 16,648
                                                                       -------------------    -------------------

      Total current liabilities                                                    36,494                 69,316

Notes payable, long-term portion                                                  320,154                228,000
Deferred income taxes                                                              12,462                 10,500
                                                                       -------------------    -------------------
      Total liabilities                                                           369,110                307,816
                                                                       -------------------    -------------------


Stockholders' equity:
   Preferred stock, $.01 par value;  10,000,000 shares authorized;
      no shares issued and outstanding                                                  -                      -
   Common stock, $.01 par value;  400,000,000 shares authorized;
      96,416,986 and 96,043,270 shares issued and outstanding on
      June 30, 2000 and December 31, 1999, respectively                               964                    960
   Additional contributed capital                                                 587,395                582,558
   Retained earnings                                                              627,402                601,989
   Accumulated other comprehensive loss                                            (4,436)                (2,992)
                                                                       -------------------    -------------------
      Total stockholders' equity                                                1,211,325              1,182,515
                                                                       -------------------    -------------------

      Total liabilities and stockholders' equity                        $       1,580,435      $       1,490,331
                                                                       ===================    ===================

See accompanying notes to condensed consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(dollar amounts in thousands except per share amounts)



                                                             Three Months Ended                    Six Months Ended
                                                       -------------------------------     -------------------------------
                                                        (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                                          June 30,          June 30,          June 30,          June 30,
                                                           2000              1999               2000              1999
                                                       -------------     -------------     -------------     -------------

Revenue                                                 $   162,732       $   147,136       $   323,695       $   286,089
Cost of revenue                                             108,441            98,424           216,744           192,036
                                                       -------------     -------------     -------------     -------------
   Gross profit                                              54,291            48,712           106,951            94,053
                                                       -------------     -------------     -------------     -------------
Operating expenses:
   General and administrative                                35,015            31,131            68,803            61,441
   Depreciation and amortization                              3,638             3,442             7,441             6,958
                                                       -------------     -------------     -------------     -------------
      Total operating expenses                               38,653            34,573            76,244            68,399
                                                       -------------     -------------     -------------     -------------
         Income from operations                              15,638            14,139            30,707            25,654
                                                       -------------     -------------     -------------     -------------
Other expense, net                                           (2,740)             (772)           (4,338)              (57)
                                                       -------------     -------------     -------------     -------------
Income from continuing operations before
    provision for income taxes                               12,898            13,367            26,369            25,597
Provision for income taxes                                    4,901             5,022            10,020             9,617
                                                       -------------     -------------     -------------     -------------
Income from continuing operations                             7,997             8,345            16,349            15,980
Income from discontinued operations, net of
   income taxes                                               4,398            17,616             9,064            34,209
                                                       -------------     -------------     -------------     -------------
Net income                                              $    12,395        $   25,961       $    25,413            50,189
                                                       =============     =============     =============     =============
Basic income per common share:
   from continuing operations                           $      0.08        $     0.09       $      0.17        $     0.17
                                                       =============     =============     =============     =============
   from discontinued operations                         $      0.05        $     0.18       $      0.09        $     0.36
                                                       =============     =============     =============     =============
Basic net income per common share                       $      0.13        $     0.27       $      0.26        $     0.52
                                                       =============     =============     =============     =============
Diluted income per common share:
   from continuing operations                           $      0.08        $     0.09       $      0.17        $     0.17
                                                       =============     =============     =============     =============
   from discontinued operations                         $      0.05        $     0.18       $      0.09        $     0.35
                                                       =============     =============     =============     =============
Diluted net income per common share                     $      0.13        $     0.27       $      0.26        $     0.52
                                                       =============     =============     =============     =============
Average common shares outstanding, basic                     96,699            96,152            96,627            96,221
                                                       =============     =============     =============     =============
Average common shares outstanding, diluted                   97,207            96,653            98,145            96,788
                                                       =============     =============     =============     =============


See accompanying notes to condensed consolidated financial statements.





Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollar amounts in thousands)

                                                                          Six Months Ended
                                                                -------------------------------
                                                                   June 30,        June 30,
                                                                     2000            1999
                                                                  (unaudited)     (unaudited)
                                                                --------------- ---------------
Cash flows from operating activities:

   Income from continuing operations                               $    16,349    $     15,980
      Adjustments to income from continuing operations to net
         cash provided by operating activities:
            Depreciation and amortization                                7,441           6,958
            Deferred income taxes                                        2,155           3,821
            Changes in certain assets and liabilities:
               Accounts receivable                                      (7,287)         (3,622)
               Prepaid expenses and other assets                         2,560           3,632
               Accounts payable and accrued expenses                     4,383         (13,232)
               Accrued payroll and related taxes                         1,597          11,194
               Other, net                                                  139           1,670
                                                                --------------- ---------------
                 Net cash provided by operating activities              27,337          26,401
                                                                --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                    (1,698)           (528)
   Purchase of businesses, including additional earn-outs on ,
      acquisitions, net of cash acquired                               (38,101)        (33,382)
   Income taxes and other cash expenses related to sale of
      net assets of discontinued commercial operations                       -        (191,409)
   Advances associated with sale of assets of discontinued
      health care operations, net of repayments                            (10)         (3,835)
                                                                --------------- ---------------
                  Net cash used in investing activities                (39,809)       (229,154)
                                                                --------------- ---------------

Cash flows from financing activities:
   Repurchases of common stock, net of refunds                               -          11,871
   Proceeds from stock options exercised                                 4,841           2,250
   Borrowings on indebtedness, net                                      89,440         189,145
                                                                --------------- ---------------
                  Net cash provided by financing activities             94,281         203,266
                                                                --------------- ---------------
Effect of exchange rate changes on cash and cash equivalents               103          (1,762)

Net increase (decrease) in cash and cash equivalents                    81,912          (1,249)

Net cash used in discontinued operations                               (71,449)        (67,038)

Cash and cash equivalents, beginning of period                             876          73,410
                                                                --------------- ---------------
Cash and cash equivalents, end of period                          $     11,339    $      5,123
                                                                =============== ===============


COMPONENTS OF CASH USED IN DISCONTINUED OPERATIONS

   Cash provided by operating activities                          $     14,156    $     17,098
   Cash used in investing activities                                   (84,618)        (77,814)
   Cash used in financing activities                                      (987)         (6,322)
                                                                -------------------------------
     Net cash used in discontinued operations                     $    (71,449)   $    (67,038)
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

2.   Restructuring of Operations

In December 1998, the Company's Board of Directors approved an Integration and Strategic Repositioning Plan (the 'Plan') to strengthen the overall profitability of the Company by implementing a back office integration program and branch repositioning plan in an effort to consolidate or close branches whose financial performance did not meet the Company's expectations. Pursuant to the Plan, during the fourth quarter of 1998 the Company recorded a restructuring and impairment charge of $18,683. The restructuring component of the Plan was based, in part, on the evaluation of objective evidence of probable obligations to be incurred by the Company or impairment of specifically identified assets.

The following table summarizes the restructuring activity from the origination of the reserve through June 30, 2000 (in thousands):

                                Payments To        Write-Down Of        Payments On
                                 Employees       Certain Property,       Cancelled          Write-Down Of
                               Involuntarily         Plant and           Facility              Certain
                               Terminated (a)      Equipment (b)         Leases (a)        Receivables (b)         Total
                             -----------------   ------------------   ----------------   ------------------   ---------------
Balances as of
   December 31, 1998         $     1,896         $        803          $     4,788        $     1,260          $      8,747

1999 charges and
   write-downs                    (1,840)                (803)              (1,530)            (1,260)               (5,433)

Adjustment to estimated
   payments on cancelled
   facility leases                     -                    -               (2,314)(b)              -                (2,314)
                                  -------              -------              -------            -------               -------
Balances as of
   December 31, 1999                  56                    -                  944                  -                 1,000
                                  -------              -------              -------            -------               -------
Charges and write-downs
   during the three months
   ended March 31, 2000                -                    -                 (186)                 -                  (186)

Charges and write-downs
   during the three months
   ended June 30, 2000                 -                    -                  (52)                 -                   (52)

                                  -------              -------              -------            -------               -------
Balances as of
    June 30, 2000            $        56          $         -          $       706       $          -         $         762
                                  =======              =======              =======            =======               =======

(a): Cash;  (b): Noncash

 As of June 30, 2000, the $762 balance in the restructuring accrual was included in the balance sheet caption 'Accounts payable and accrued expenses'.

3.   Comprehensive Income

The Company discloses other comprehensive income in accordance with SFAS No. 130, 'Reporting Comprehensive Income'. A summary of comprehensive income for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                            Foreign
                                                           Currency             Total
                                            Net           Translation       Comprehensive
Three Months Ended,                        Income         Adjustments          Income
----------------------------------------------------------------------------------------
June 30, 1999                             $   25,961       $ (2,068)       $   23,893
June 30, 2000                             $   12,395       $    440        $   12,835


                                                           Foreign
                                                           Currency             Total
                                            Net           Translation       Comprehensive
Six Months Ended,                          Income         Adjustments          Income
----------------------------------------------------------------------------------------
June 30, 1999                             $   50,189       $ (4,180)       $   46,009
June 30, 2000                             $   25,413       $ (1,444)       $   23,969



The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.



4.  Geographic Financial Information

The following summarizes the Company's geographic financial information:

                                                                Three Months Ended                Six Months Ended
                                                        ------------------------------     ------------------------------
                                                           June 30,          June 30,        June 30,          June 30,
                                                             2000              1999            2000              1999
                                                        ------------------------------     ------------------------------
Revenues
      United States                                     $    116,491      $    106,498     $    231,148      $    210,299
      U.K.                                                    46,241            40,638           92,547            75,790
                                                        ------------      ------------     ------------      ------------
         Total                                          $    162,732      $    147,136     $    323,695      $    286,089
                                                        ============      ============     ============      ============


                                                             June 30,       December 31,
                                                              2000              1999
                                                        ------------------------------

Identifiable Assets
      United States                                     $  1,432,711      $  1,343,645
      U.K.                                                   147,724           146,686
                                                        ------------      ------------
         Total                                          $  1,580,435      $  1,490,331
                                                        ============      ============

5.   Net Income per Common Share

     The calculation of basic net income per common share and diluted net income per common share from continuing and discontinued operations is presented below:

                                                                 Three Months Ended                     Six Months Ended
                                                         --------------------------------       --------------------------------
                                                             June 30,          June 30,            June 30,          June 30,
                                                              2000              1999                 2000              1999
-----------------------------------------------------------------------------------------       --------------------------------
Basic income per common share computation:
   Income available to common shareholders
      from continuing operations                         $       7,997      $       8,345       $     16,349        $    15,980
                                                         -------------      -------------       -------------      -------------
   Income available to common shareholders
       from discontinued operations                      $       4,398      $      17,616       $      9,064        $    34,209
                                                         -------------      -------------       -------------      -------------
   Average common shares outstanding                            96,699             96,152             96,627             96,221
                                                         =============      =============       =============      =============
   Basic income per common share from
      continuing operations                              $        0.08      $        0.09       $       0.17        $      0.17
                                                         =============      =============       =============      =============
   Basic income per common share from
      discontinued operations                            $        0.05      $        0.18       $       0.09        $      0.36
                                                         =============      =============       =============      =============
  Basic net income per common share                      $        0.13      $        0.27       $       0.26        $      0.52
                                                         =============      =============       =============      =============

Diluted income per common share computation:

  Income available to common shareholders
      from continuing operations                         $       7,997      $       8,345       $     16,349        $    15,980
                                                         -------------      -------------       -------------      -------------
  Income available to common shareholders
       from discontinued operations                      $       4,398      $      17,616       $      9,064        $    34,209
                                                         -------------      -------------       -------------      -------------
   Average common shares outstanding                            96,699             96,152             96,627             96,221
   Incremental shares from assumed conversions:
      Stock options                                                508                501              1,518                567
                                                         -------------      -------------       -------------      -------------
Diluted average common shares outstanding                       97,207             96,653             98,145             96,788
                                                         =============      =============       =============      =============
Diluted income per common share from
      continuing operations                             $         0.08      $        0.09       $       0.17        $      0.17
                                                        ==============      =============       =============      =============
Diluted income per common share from
      discontinued operations                           $         0.05      $        0.18       $       0.09        $      0.35
                                                        ==============      =============       =============      =============
Diluted net income per common share                     $         0.13      $        0.27       $       0.26        $      0.52
                                                        ==============      =============       =============      =============

     Options to purchase 14,121,366 and 10,804,819 shares of common stock that were outstanding during the three and six months ended June 30, 2000, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

6.   Subsequent Events

     On August 11, 2000, Idea Integration Corp. ("Idea"), a wholly-owned subsidiary of the Company, filed a Registration Statement on Form S-1 in connection with a proposed initial public offering of its common stock. Idea anticipates that the offering will be completed during the fourth quarter of 2000, subject to SEC review and market conditions. Idea has stated that it intends to use net proceeds from the offering for general corporate purposes and to repay indebtedness of $30 million to the Company.

     The Idea offering is subject to SEC review and certain other state and local regulatory approvals and to the agreement of the several underwriters to accept the securities. A registration statement relating to these securities has been filed with the SEC but has not yet become effective. The Idea securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such State.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During 1999, the Company's Board of Directors announced that the Company would spin-off its Information Technology division ('modis') to its shareholders in the form of a tax-free stock dividend. On August 14, 2000, the Company received notice that the IRS ruled that the pending spinoff of the IT businesses would be tax-free to the Company and its shareholders. The spinoff remains subject to regulatory filings, approval of the SEC, favorable market conditions and a favorable opinion from the Company's advisors regarding the advisability of the spin-off.

As a result of the proposed spin-off, the Company's Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been presented to report the results of operations of its Information Technology division as discontinued operations for all periods presented.

The Company operates primarily through five operating divisions consisting of the accounting, legal, engineering/technical, career management and consulting and scientific divisions.

The following detailed analysis of operations should be read in conjunction with the 1999 Consolidated Financial Statements and related notes included in the Company's Form 10-K filed March 30, 2000.

THREE MONTHS ENDED June 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Results from Continuing Operations

Revenue. Revenue increased $15.6 million, or 10.6%, to $162.7 million in the three months ended June 30, 2000 from $147.1 million in the year earlier period. The majority of the growth in revenue was internal growth. Revenue growth was led by the Technical and Engineering division at 17% and the Accounting division at 14%. Additionally, growth in 2000 was affected by the Company's strategic restructuring and repositioning plan (the 'restructuring plan') which resulted in the closing of 23 offices over the past 18 months.

Gross Profit. Gross profit increased $5.6 million or 11.5% to $54.3 million in the three months ended June 30, 2000 from $48.7 million in the year earlier period. Gross margin increased slightly to 33.4% in the three months ended June 30, 2000 from 33.1% in the year earlier period. The increase in gross margin was due to (1) the increase in revenue mix of the higher margin divisions and (2) the Company's restructuring plan which closed certain less profitable offices.

Operating expenses. Operating expenses increased $4.1 million or 11.8% to $38.7 million in the three months ended June 30, 2000 from $34.6 million in the year earlier period. Operating expenses before depreciation and amortization, as a percentage of revenue, increased to 21.5% in the three months ended June 30, 2000 as compared to 21.2% in the year earlier period.

Income from operations. As a result of the foregoing, income from operations increased $1.5 million or 10.6% to $15.6 million in the three months ended June 30, 2000 from $14.1 million in the year earlier period. Income from operations, as a percentage of revenue remained constant at 9.6% in both the three months ended June 30, 2000 and 1999.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings on the Company's credit facility and notes issued in connection with acquisitions net of interest income related to cash on hand. Net interest expense increased to $2.7 million in the three months ended June 30, 2000 as compared to net interest expense of $0.8 million in the year earlier period. Net interest expense in the three months ended June 30, 1999 was significantly reduced as a result of the net cash on hand related to the sale of the Company's discontinued Commercial operations and Teleservices division in fiscal 1998. Net interest expense in the three months ended June 30, 2000 related to net borrowings on the Company's credit facility, which was used primarily to pay earn-out obligations as a result of prior years' acquisition agreements.

Income Taxes. The Company's effective tax rate increased slightly to 38.0% in the three months ended June 30, 2000 compared to 37.6% in the year earlier period, due to an increase in the Company's state tax rate.

Income from continuing operations. As a result of the foregoing, income from continuing operations decreased $0.3 million or 3.6% to $8.0 million in the three months ended June 30, 2000 from $8.3 million in the year earlier period. Income from continuing operations as a percentage of revenue decreased to 4.9% in the three months ended June 30, 2000 from 5.7% in the year earlier period, primarily due to the increase in interest expense and the Company's effective tax rate.

Results of discontinued operations

The following discloses the results of the Company's Information Technology ('IT') businesses which are presented as discontinued operations for both the three months ended June 30, 2000 and 1999.


                                                                  Three Months Ended
                                                              ---------------------------
                                                              June 30,           June 30,
                                                                2000              1999

  Discontinued IT businesses:
      Revenue                                              $     301,718     $     354,543
      Cost of revenue                                            219,893           268,035
      General and administrative expenses                         61,799            48,715
      Depreciation and amortization                                9,389             7,565
           Operating income                                       10,637            30,228
      Interest, net                                                3,047               685
      Provision for income taxes                                   3,192            11,927
           Income from discontinued IT businesses                  4,398            17,616


Included in the operating expenses during both the three months ended June 30, 2000 and 1999 are allocations of certain net common expenses for corporate support and back office functions totaling approximately $3.0 million and $3.6 million, respectively. Corporate support and back office allocations are based primarily on the ratio of the Company's consolidated revenues to that of the discontinued IT businesses. Additionally, results of discontinued operations include allocations of consolidated interest expense totaling $3.0 million and $0.7 million for the three months ended June 30, 2000 and 1999, respectively. The allocations were based on the historic funding needs of the discontinued operations, including: the purchases of furniture and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs. Management believes that these allocations are reasonable.


SIX MONTHS ENDED June 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Results from Continuing Operations

Revenue. Revenue increased $37.6 million, or 13.1%, to $323.7 million for the six months ended June 30, 2000 from $286.1 million in the year earlier period. The majority of the growth in revenue was internal growth. Revenue growth was led by the Accounting division at 20% and the Technical and Engineering division at 19%. Additionally, growth in 2000 was affected by the Company's restructuring plan which resulted in the closing of 23 offices over the past 18 months.

Gross Profit. Gross profit increased $12.9 million or 13.7% to $107.0 million in the six months ended June 30, 2000 from $94.1 million in the year earlier period. Gross margin increased slightly to 33.0% in the six months ended June 30, 2000 from 32.9% in the year earlier period. The increase in gross margin was due to (1) the increase in revenue mix of the higher margin divisions and (2) the Company's restructuring plan which closed certain less profitable offices.

Operating expenses. Operating expenses increased $7.8 million or 11.4% to $76.2 million in the six months ended June 30, 2000 from $68.4 million in the year earlier period. Operating expenses before depreciation and amortization, as a percentage of revenue, decreased to 21.3% in the six months ended June 30, 2000 as compared to 21.5% in the year earlier period. The decrease in operating expenses before depreciation as a percentage of revenue is the result of the Company's restructuring plan which closed certain less profitable offices.

Income from operations. As a result of the foregoing, income from operations increased $5.0 million or 19.5% to $30.7 million in the six months ended June 30, 2000 from $25.7 million in the year earlier period. Income from operations, as a percentage of revenue increased to 9.5% in the six months ended June 30, 2000 as compared to 9.0% in the year earlier period.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings on the Company's credit facility and notes issued in connection with acquisitions net of interest income related to cash on hand. Net interest expense increased to $4.3 million in the six months ended June 30, 2000 as compared to net interest expense of $0.1 million in the year earlier period. Net interest expense in the six months ended June 30, 1999 was significantly reduced as a result of the net cash on hand related to the sale of the Company's discontinued Commercial operations and Teleservices division in fiscal 1998. Net interest expense in the six months ended June 30, 2000 related to net borrowings on the Company's credit facility, which was used primarily to pay earn-out obligations as a result of prior years' acquisition agreements.

Income Taxes. The Company's effective tax rate increased slightly to 38.0% for the six months ended June 30, 2000 compared to 37.6% in the year earlier period, due to an increase in the Company's state tax rate.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $0.3 million or 1.9% to $16.3 million in the six months ended June 30, 2000 from $16.0 million in the year earlier period. Income from continuing operations as a percentage of revenue decreased to 5.1% in the six months ended June 30, 2000 from 5.6% in the year earlier period, primarily due to the increase in interest expense.


Results of discontinued operations

The following discloses the results of the Company's Information Technology ('IT') businesses which are presented as discontinued operations for both the six months ended June 30, 2000 and 1999.


                                                                    Six Months Ended
                                                              ---------------------------
                                                              June 30,           June 30,
                                                                2000              1999

  Discontinued IT businesses:
      Revenue                                              $     598,166     $     698,456
      Cost of revenue                                            441,490           527,364
      General and administrative expenses                        116,820            97,756
      Depreciation and amortization                               18,122            14,933
           Operating income                                       21,734            58,403
      Interest, net                                                6,098             1,079
      Provision for income taxes                                   6,572            23,115
           Income from discontinued IT businesses                  9,064            34,209


Included in the operating expenses during both the six months ended June 30, 2000 and 1999 are allocations of certain net common expenses for corporate support and back office functions totaling approximately $6.1 million and $7.7 million, respectively. Corporate support and back office allocations are based on the ratio of the Company's consolidated revenues to that of the discontinued IT businesses. Additionally, results of discontinued operations include allocations of consolidated interest expense totaling $6.1 million and $1.1 million for the six months ended June 30, 2000 and 1999, respectively. The allocations were based on the historic funding needs of the discontinued operations, including: the purchases of furniture and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs. Management believes that these allocations are reasonable.

The net assets of the Company's  discontinued  IT businesses  are as follows:


                                                                June 30,           December 31,
                                                                  2000                 1999
     Receivables                                             $   268,719            $   230,970
     Other current assets                                         35,213                 32,498
          Total current assets                                   303,932                263,468

     Furniture, equipment and leasehold improvements, net         39,507                 31,065
     Goodwill, net                                               882,497                814,647
     Other assets                                                  9,674                 10,368
          Total assets                                         1,235,610              1,119,548

     Current liabilities                                         114,965                 80,354
     Non-current liabilities                                      26,834                 25,710
          Total liabilities                                      141,799                106,064
                                                            ----------------        ----------------
             Total net assets of discontinued operations     $ 1,093,811            $ 1,013,484
                                                            ================        ================


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

The Company had working capital of $102.0 million and $62.8 million as of June 30, 2000 and December 31, 1999, respectively. The principal reasons for the increase in the Company's working capital is the decrease in accounts payable and accrued liabilities and increases in accounts receivable and cash on hand at June 30, 2000. Accounts payable and accrued liabilities decreased by $37.7 million primarily as a result of payments for earn-out obligations under prior years' acquisition agreements. The Company had cash and cash equivalents of $11.3 million and $0.9 million as of June 30, 2000 and December 31, 1999, respectively. For the six months ended June 30, 2000 and 1999, the Company generated $27.3 million and $26.4 million of cash flow from operations, respectively. During the six months ended June 30, 1999, the Company made certain severance and other exit and shutdown payments associated with the Company's Integration and Strategic Repositioning Plan.

For the six months ended June 30, 2000, the Company used $39.8 million of cash for investing activities. The Company used $1.7 million for the purchase of fixed assets and $38.1 million for earn-out payments. For the six months ended June 30, 1999, the Company used $229.2 million of cash for investing activities, mainly as a result of the payment of the current tax liability, net worth adjustment and certain transaction expenses of $191.4 million relating to the sale of the Company's Commercial operations and Teleservices division. Additionally, the Company used $33.4 million for acquisitions and earn-out payments and $0.5 million for the purchase of fixed assets in the six months ended June 30, 1999.

Effective March 30, 1998, the Company sold the operations and certain assets of its Health Care division. In connection with the Company's sale of its health care operations, the Company entered into an agreement with the purchaser of the health care assets whereby the Company agreed to make advances to the purchaser to fund its working capital requirements. These advances are collateralized by the assets of the sold operations, primarily the accounts receivable. The purchaser of the Company's health care operations has entered into agreements with materially all of the franchisees and a potential acquirer of the purchaser-owned locations, whereby net accounts receivable and any additional amounts realized from the sale of purchaser-owned locations will, after operating costs, be applied against the purchaser's debt to the Company. Further, the purchaser has named an interim CEO to operate the business in an effort to maximize debt reduction to the Company. However, in the third quarter of 1999, the Company believed it was probable that a portion of the advances would not be repaid and accordingly, provided an allowance for the advances estimated to be uncollectible of $25.0 million. At June 30, 2000, the total amount owed to the Company, including advances outstanding net of the $25 million reserve, was $16.2 million. During the six months ended June 30, 2000, the Company has not made any material advances under this agreement.

For the six months ended June 30, 2000, the Company generated $94.3 million from financing activities. This amount primarily represented net borrowings from the Company's credit facility, which were used primarily to pay for acquisitions related to the Company's eBusiness division, Idea Integration.

For the six months ended June 30, 1999, the Company generated $203.3 million from financing activities. This amount primarily represented net borrowings from the Company's credit facility, which was used primarily to pay the tax liability and other payments related to the sale of the Company's Commercial operations and Teleservices division. Additionally, in connection with the Company's 1998 share buyback program, the Company was refunded a portion of the purchase price in the first quarter of 1999. Included in the 1999 Consolidated Financial Statements and related notes included in the Company's Form 10-K filed March 30, 2000, is a complete description of the share buyback program.

On November 4, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of July 31, 2000, no shares have been repurchased under this authorization.

The Company is also obligated under various acquisition agreements to make earn-out payments to former stockholders of acquired companies over the next two years. The Company estimates that the amount of these payments from continuing operations will total $4.7 million for the remainder of 2000, the majority of which was paid as of July 31, 2000. The Company is also obligated to make earn-out payments from discontinued operations and the amount of these payments will total approximately $7.0 million for the remainder of 2000 which has been paid as of July 31, 2000. The Company estimates that the amount of earn out payments for fiscal 2001 for continuing and discontinued operations will total $5.9 million and $10.4 million, respectively. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial portion of the capital required to fund these payments.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the remainder of 2000 will be approximately $3.0 million.

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

As of July 31, 2000, the Company had a balance of approximately $329.0 million outstanding under the credit facility. The Company also had outstanding letters of credit in the amount of $1.9 million, reducing the amount of funds available under the credit facilities to approximately $169.1 million as of July 31, 2000. A portion of the outstanding balance under the Company's credit facility resulted from the Company's funding of modis. The Company funds modis based on various needs including: purchases of furniture, equipment and leasehold improvements, acquisitions, current income tax liabilities and fluctuating working capital needs. Upon completion of the planned spin-off, modis will repay the Company an amount that represents the historical funding needs which resulted from those items described above. As of June 30, 2000, approximately $177.3 million of funding was provided to modis from the Company.

The Company has certain notes payable to shareholders of acquired companies which bear interest at rates ranging from 5.4% to 6.5%, all maturing by the end of July 2001. As of June 30, 2000, the Company owed approximately $8.0 million in such acquisition indebtedness.

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

The Company's short-term and long-term debt obligations totaled $325.8 million as of June 30, 2000 and the Company had $180.1 million available under its current credit facility. The debt obligations consist of notes payable to former shareholders of acquired corporations, are at a fixed rate of interest, and extend through July 2001. The interest rate risk on these obligations is thus immaterial due to the dollar amount and fixed nature of these obligations. The interest rate on the credit facility is variable.

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 29% of its six months ended June 30, 2000 consolidated revenues from international operations, approximately 100% of which were from the United Kingdom. The exchange rate has decreased approximately 7% in the six months ended June 30, 2000, from 1.6 at December 31, 1999 to 1.5 at June 30, 2000. The exchange rate fluctuation has not historically had a material impact on the Company's results of operations; however, if the British pound sterling continues to weaken, exchange rates could have a material adverse effect on future results of operations. The Company did not hold or enter into any foreign currency derivative instruments as of June 30, 2000.

FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

The Proposed Distribution of the Information Technology
Business

The distribution of the IT businesses is subject to market and other conditions, including a determination by the Internal Revenue Service that the distribution is tax free to the Company and its shareholders. Accordingly, there is some risk that the distribution will not take place. In such event, the price of the Company's common stock may decline if not distributing the IT businesses is perceived as adversely impacting the Company's focus and market position. Conversely, there can be no assurance that if the proposed distribution does occur that the price of the Company's common stock will not decline (after taking into account the value of any securities received in the distribution).

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company's shareholders was held on May 24, 2000. Proxies were solicited from shareholders of record on the close of business on April 3, 2000. On April 3, 2000, there were 96,406,636 shares outstanding and entitled to vote at the Annual Meeting. The shareholder vote on the issues presented at the Annual Meeting was as follows:

ELECTION OF DIRECTORS

All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their names:

Name                                            For             Withhold Authority
----------------------------------------------------------------------------------------
Derek E. Dewan                                70,513,444           13,243,925
Peter J. Tanous                               81,073,429            2,683,940
T. Wayne Davis                                81,071,517            2,685,852
John R. Kennedy                               81,059,779            2,697,590
Michael D. Abney                              71,004,168           12,753,201

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



Signatures                  Title                     Date




/s/ DEREK E. DEWAN       President, Chairman       August 14, 2000
----------------------   of the Board and Chief
Derek E. Dewan           Executive Officer

/s/ MICHAEL D. ABNEY     Senior Vice President,    August 14, 2000
----------------------   Chief Financial Officer,
Michael D. Abney         Treasurer, and Director

/s/ ROBERT P. CROUCH     Vice President and        August 14, 2000
----------------------   Chief Accounting Officer
Robert P. Crouch