Form 10-Q
period 2000-09-30
MODIS PROFESSIONAL SERVICES INC
filed 2000-11-14
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 For the quarterly period ended September 30, 2000
                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. October 31, 2000.

Common Stock, $0.01 par value         Outstanding: 96,522,867   (No. of  shares)

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including but not limited to the specific factors discussed under 'Factors Which May Impact Future Results and Financial Condition'. In some cases, you can identify forward-looking statements by terminology such as 'may,' 'should,' 'could,' 'expects,' 'plans,' 'projected,' 'anticipates,' 'believes,' 'estimates,' 'predicts,' 'potential,' or 'continues,' or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part I, Item 3, under 'Quantitative and Qualitative Disclosures About Market Risk' should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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



                                 Modis Professional Services, Inc. and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Financial Statements

             Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited)
                 and December 31, 1999 (unaudited)..................................................................     3

             Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months
                 ended September 30, 2000 and 1999 .................................................................     4

             Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
                 ended September 30, 2000 and 1999 .................................................................     5

             Notes to Condensed Consolidated Financial Statements...................................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    13

Item 3       Quantitative and Qualitative Disclosures About Market Risks............................................    21

             Factors Which May Impact Future Results and Financial Condition........................................    22

Part II      Other Information

Item 1       Legal Proceedings......................................................................................    23

Item 2       Changes in Securities and Use of Proceeds..............................................................    23

Item 3       Defaults Upon Senior Securities........................................................................    23

Item 4       Submission of Matters to a Vote of Security Holders....................................................    23

Item 5       Other Information......................................................................................    23

Item 6       Exhibits and Reports on Form 8-K.......................................................................    23



             Signatures.............................................................................................    24

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollar amounts in thousands except per share amounts)

                                                                       September 30, 2000      December 31, 1999
                                                                       -------------------    -------------------
                                                                           (unaudited)             (unaudited)
                               Assets
Current assets:
   Cash and cash equivalents                                            $               -      $           8,526
   Accounts receivable, net                                                       376,477                330,036
   Prepaid expenses                                                                17,120                 11,199
   Income tax receivable                                                           82,201                  9,148
   Deferred income taxes                                                            7,613                  8,120
   Other                                                                            6,548                 25,740
                                                                       -------------------    -------------------

      Total current assets                                                        489,959                392,769

Furniture, equipment and leasehold improvements, net                               55,116                 45,960
Goodwill, net                                                                   1,206,508              1,132,586
Other assets, net                                                                  24,463                 25,080
                                                                       -------------------    -------------------

      Total assets                                                      $       1,776,046      $       1,596,395
                                                                       ===================    ===================
                Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                                        $          29,384      $           8,662
   Accounts payable and accrued expenses                                           65,283                 90,431
   Accrued payroll and related taxes                                               55,698                 50,577
                                                                       -------------------    -------------------

      Total current liabilities                                                   150,365                149,670

Notes payable, long-term portion                                                  300,393                238,615
Deferred income taxes                                                              28,912                 25,595
                                                                       -------------------    -------------------
      Total liabilities                                                           479,670                413,880
                                                                       -------------------    -------------------


Stockholders' equity:
   Preferred stock, $.01 par value;  10,000,000 shares authorized;
      no shares issued and outstanding                                                  -                      -
   Common stock, $.01 par value;  400,000,000 shares authorized;
      96,422,867 and 96,043,270 shares issued and outstanding on
      September 30, 2000 and December 31, 1999, respectively                          964                    960
   Additional contributed capital                                                 587,428                582,558
   Retained earnings                                                              714,296                601,989
   Accumulated other comprehensive loss                                            (6,312)                (2,992)
                                                                       -------------------    -------------------
      Total stockholders' equity                                                1,296,376              1,182,515
                                                                       -------------------    -------------------

      Total liabilities and stockholders' equity                        $       1,776,046      $       1,596,395
                                                                       ===================    ===================

See accompanying notes to condensed consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(dollar amounts in thousands except per share amounts)


                                                             Three Months Ended                 Nine Months Ended
                                                       -------------------------------    -------------------------------
                                                       (unaudited)       (unaudited)       (unaudited)      (unaudited)
                                                       September 30,     September 30,     September 30,    September 30,
                                                           2000              1999              2000             1999
                                                       -------------     -------------    --------------    -------------

Revenue                                                 $   456,265       $   500,062     $   1,378,126     $  1,484,607
Cost of Revenue                                             318,760           362,229           976,994        1,081,629
                                                       -------------     -------------    --------------    -------------
   Gross Profit                                             137,505           137,833           401,132          402,978
                                                       -------------     -------------    --------------    -------------
Operating expenses:
   General and administrative                               103,562            79,034           289,185          238,232
   Depreciation and amortization                             13,891            11,403            39,454           33,293
   Restructuring charge                                        (753)           (3,250)             (753)          (3,250)
   Asset write-down related to sale of
    discontinued operations                                  13,122            25,000            13,122           25,000
                                                       -------------     -------------    --------------    -------------
      Total operating expenses                              129,822           112,187           341,008          293,275
                                                       -------------     -------------    --------------    -------------
         Income from operations                               7,683            25,646            60,124          109,703
                                                       -------------     -------------    --------------    -------------
Other income (expense):
   Interest expense                                          (6,756)           (3,800)          (17,987)          (7,860)
   Interest income and other, net                               332               860             1,127            3,784
                                                       -------------     -------------    --------------    -------------
      Total other income (expense)                           (6,424)           (2,940)          (16,860)          (4,076)
                                                       -------------     -------------    --------------    -------------
Income from continuing operations before
    provision for income taxes                                1,259            22,706            43,264          105,627
Provision (benefit) for income taxes                        (85,635)            6,969           (69,043)          39,701
                                                       -------------     -------------    --------------    -------------
Income from continuing operations                            86,894            15,737           112,307           65,926
Gain on sale of discontinued operations,
   net of income taxes                                            -            14,955                 -           14,955
                                                       -------------     -------------    --------------    -------------
Net income                                              $    86,894        $   30,692       $   112,307       $   80,881
                                                       =============     =============    ==============    =============
Basic income per common share:
   from continuing operations                           $      0.90        $     0.16       $      1.16       $     0.68
                                                       =============     =============    ==============    =============
   from gain on sale of discontinued operations         $         -        $     0.16       $         -       $     0.16
                                                       =============     =============    ==============    =============
Basic net income per common share                       $      0.90        $     0.32       $      1.16       $     0.84
                                                       =============     =============    ==============    =============
Diluted income per common share:
   from continuing operations                           $      0.90        $     0.16       $      1.15       $     0.68
                                                       =============     =============    ==============    =============
   from gain on sale of discontinued operations         $         -        $     0.15       $         -       $     0.15
                                                       =============     =============    ==============    =============
Diluted net income per common share                     $      0.90        $     0.31       $      1.15       $     0.83
                                                       =============     =============    ==============    =============
Average common shares outstanding, basic                     96,698            96,313            96,650           96,252
                                                       =============     =============    ==============    =============
Average common shares outstanding, diluted                   97,041            97,693            97,777           97,090
                                                       =============     =============    ==============    =============

See accompanying notes to condensed consolidated financial statements.



Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollar amounts in thousands)

                                                                                   Nine Months Ended
                                                                           -------------------------------
                                                                            September 30,   September 30,
                                                                                2000            1999
                                                                             (unaudited)     (unaudited)
                                                                           --------------- ---------------
Cash flows from operating activities:

   Income from continuing operations                                         $   112,307    $     65,926
      Adjustments to income from continuing operations to net
         cash provided by operating activities:
            Restructuring and impairment charges                                    (753)         (3,250)
            Depreciation and amortization                                         39,454          33,293
            Asset write down related to sale of discontinued operations           13,122          25,000
            Deferred income taxes                                                  3,824           9,450
            Changes in certain assets and liabilities:
               Accounts receivable                                               (42,076)        (42,224)
               Income tax receivable                                             (86,327)              -
               Prepaid expenses and other assets                                     311           2,311
               Accounts payable and accrued expenses                              25,459         (55,938)
               Accrued payroll and related taxes                                   3,809          16,710
               Other, net                                                            146           1,964
                                                                           --------------- ---------------
                 Net cash provided by operating activities                        69,276          53,242
                                                                           --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                             (19,862)        (13,230)
   Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                                        (123,435)       (147,515)
   Income taxes and other cash expenses related to sale of
      net assets of discontinued commercial operations                                 -        (191,409)
   Advances associated with sale of assets of discontinued
      health care operations, net of repayments                                      (10)         (8,224)
                                                                           --------------- ---------------
                  Net cash used in investing activities                         (143,307)       (360,378)
                                                                           --------------- ---------------

Cash flows from financing activities:
   Repurchases of common stock, net of refunds                                         -          11,871
   Proceeds from stock options exercised                                           4,875           3,669
   Borrowings on indebtedness, net                                                59,299         212,804
                                                                           --------------- ---------------
                  Net cash provided by financing activities                       64,174         228,344
                                                                           --------------- ---------------
Effect of exchange rate changes on cash and cash equivalents                       1,331          (2,083)

Net decrease in cash and cash equivalents                                         (8,526)        (80,875)

Cash and cash equivalents, beginning of period                                     8,526         105,816
                                                                           --------------- ---------------
Cash and cash equivalents, end of period                                    $          -    $     24,941
                                                                           =============== ===============




See accompanying notes to condensed consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollar amounts in thousands except for per share amounts)

1.  Basis of Presentation.

     The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. On November 10, 2000, as a result of unfavorable market conditions, the Board of Directors of the Company cancelled the proposed plan to spin-off the Information Technology Division which had been approved December 15, 1999 and decided to withdraw the registration statement of the Idea Integration unit, filed on August 14, 2000, on Form S-1 to sell up to 18% of its common stock in an Initial Public Offering. The operations and assets of the Information Technology division were previously reported as discontinued operations under Accounting Principles Board Opinion No. 30. As a result, the accompanying condensed consolidated financial statements of the Company's business reflects both the results of the Company's Professional Services ('Prolianz') and Information Technology divisions as continuing operations. The balance sheet as of December 31, 1999 and the statements of operations for the three months ended September 30, 1999 have been reclassified, from the amounts presented in the 1999 annual report on Form 10-K, to include the assets, liabilities and results of operations of the Information Technology division as part of continuing operations. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K, as filed with the SEC on March 30, 2000.

     The accompanying condensed consolidated financial statements reflect all adjustments (including only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.


2.   Acquisitions

For the nine months ended September 30, 2000

     On January 1, 2000, the Company acquired Catapult Technology, Inc., Brahma Software Solutions, Inc., and Brahma Technolutions, Inc. (together 'CATAPULT'), an Illinois based eBusiness solutions company, for $9,000 in cash and a $1,000 note payable to the former shareholders. The acquisition was accounted for under the purchase method of accounting.

     On January 31, 2000, the Company acquired T1 Design, Inc., a Texas based eBusiness solutions company, for $30,600 in cash and a $3,400 note payable to the former shareholders. The acquisition was accounted for under the purchase method of accounting.

     On January 31, 2000, the Company acquired Red Eye Digital Media, LLC, a California based eBusiness solutions company, for $7,600 in cash and a $900 note payable to the former shareholders. In addition, the sellers are entitled to contingent consideration of up to $5,000. Management has estimated that the full $5,000 will be payable. The acquisition was accounted for under the purchase method of accounting.

     On January 31, 2000, the Company acquired ITIC, Inc., a Colorado based eBusiness solutions company, for $5,400 in cash and a $600 note payable to the former shareholders. The acquisition was accounted for under the purchase method of accounting.

     On February 1, 2000, the Company acquired Integral Results, Inc., a California based eBusiness solutions company, for $7,000 in cash and a $1,000 note payable to the former shareholders. The acquisition was accounted for under the purchase method of accounting.

     On May 12, 2000, the Company acquired G.B. Roberts & Assocaites, Inc. d/b/a Ramworks , a Florida based eBusiness solutions company, for $3,600 in cash and a $400 note payable to the former shareholders. The acquisition was accounted for under the purchase method of accounting.

     For all of the acquisitions noted above, the excess of the purchase price over the fair value of the tangible assets (goodwill) is being amortized over a period of 40 years, including any contingent consideration paid.



3.   Restructuring of Operations

     In December 1998, the Company's Board of Directors approved an Integration and Strategic Repositioning Plan (the 'Plan') to strengthen the overall profitability of the Company by implementing a back office integration program and branch repositioning plan in an effort to consolidate or close branches whose financial performance did not meet the Company's expectations. Pursuant to the Plan, during the fourth quarter of 1998 the Company recorded a restructuring and impairment charge of $34,759. The $24,823 restructuring component of the Plan was based, in part, on the evaluation of objective evidence of probable obligations to be incurred by the Company or impairment of specifically identified assets.

     The Plan called for the consolidation or closing of 23 Prolianz branches, certain organizational improvements and the consolidation of 15 Information Technology division back office operations. The Plan was completed in the third quarter 2000, and based on this completion, management recaptured any balances remaining relating to the components of the Plan.

     The following table summarizes the restructuring activity from the origination of the reserve through September 30, 2000, including the restructuring activity of the Information Technology division which was previously included in discontinued operations (in thousands):

                                Payments To        Write-Down Of        Payments On
                                 Employees       Certain Property,       Cancelled          Write-Down Of
                               Involuntarily         Plant and           Facility              Certain
                               Terminated (a)      Equipment (b)         Leases (a)        Receivables (b)         Total
                             -----------------   ------------------   ----------------   ------------------   ---------------
Balances as of
   December 31, 1998         $     7,494         $      2,476          $     8,035        $     6,818          $     24,823

1999 charges and
   write-downs                    (7,438)              (2,453)              (3,028)            (4,531)              (17,450)

Adjustment to estimated
   payments on cancelled
   facility leases                     -                    -               (3,250)(b)              -                (3,250)
                                  -------              -------              -------            -------               -------
Balances as of
   December 31, 1999                  56                   23                1,757              2,287                 4,123
                                  -------              -------              -------            -------               -------
2000 charges and
   write-downs                       (35)                 (23)              (1,091)            (2,221)               (3,370)

Recaputure of outstanding
   balances (b)                      (21)                                     (666)               (66)                 (753)
                                  -------              -------              -------            -------               -------
Balances as of
    September, 30, 2000      $         -          $         -          $         -       $          -         $           -
                                  =======              =======              =======            =======               =======

(a): Cash;  (b): Noncash

4.   Comprehensive Income

     The Company discloses other comprehensive income in accordance with SFAS No. 130, 'Reporting Comprehensive Income'. A summary of comprehensive income for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                            Foreign
                                                           Currency             Total
                                            Net           Translation       Comprehensive
Three Months Ended,                        Income         Adjustments          Income
----------------------------------------------------------------------------------------
September 30, 1999                        $   30,692       $  3,389        $   34,081
September 30, 2000                        $   86,894       $ (1,876)       $   85,018


                                                           Foreign
                                                           Currency             Total
                                            Net           Translation       Comprehensive
Nine Months Ended,                         Income         Adjustments          Income
----------------------------------------------------------------------------------------
September 30, 1999                        $   80,881       $   (791)       $   80,090
September 30, 2000                        $  112,307       $ (3,320)       $  108,987

     The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.



5.   Segment Reporting

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

     The Company has three reportable segments: modis, Idea Integration and Prolianz. The Company's reportable segments are strategic business units that offer different services and are managed separately as each business unit requires different resources and marketing strategies. modis provides computer related consulting services, resource management and e-procurement services. Idea Integration provides full-service e-business solutions including e-business strategy consulting, creative design, Web branding, and the implementation of e-business software applications. Prolianz provides personnel who perform specialized services such as accounting and finance, legal, technical and engineering, career management and consulting and scientific.

     The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements on Form 10-K filed with the SEC on March 30, 2000 and all intersegment sales and transfers are eliminated.

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

     The Company evaluates segment performance based on revenues, gross margin and pre-tax income from continuing operations. The Company does not allocate income taxes or unusual items to the segments. The following table summarizes segment and geographic information:

                                                           Three Months Ended                  Nine Months Ended
                                                    -------------------------------    --------------------------------
                                                     September 30,      September 30,    September 30,    September 30,
                                                         2000              1999              2000             1999
-----------------------------------------------------------------------------------------------------------------------
Revenue
   modis                                             $    226,394      $    300,704      $    711,225      $    917,887
   Idea Integration                                        66,651            44,485           179,986           125,758
                                                     ------------      ------------      ------------      ------------
     Information Technology division                      293,045           345,189           891,211         1,043,645
   Prolianz                                               163,220           154,873           486,915           440,962
                                                     ------------      ------------      ------------      ------------
         Total Revenue                               $    456,265      $    500,062      $  1,378,126      $  1,484,607
                                                     ============      ============      ============      ============

Gross Profit
   modis                                             $     52,861      $     66,671      $    158,817      $    203,729
   Idea Integration                                        30,619            19,547            81,339            53,581
                                                     ------------      ------------      ------------      ------------
     Information Technology division                       83,480            86,218           240,156           257,310
   Prolianz                                                54,025            51,615           160,976           145,668
                                                     ------------      ------------      ------------      ------------
         Total Gross Profit                          $    137,505      $    137,833      $    401,132      $    402,978
                                                     ============      ============      ============      ============

Pre-tax Income from Continuing Operations
   modis                                             $      6,265      $     23,489      $     22,388      $     68,815
   Idea Integration                                         4,926             8,829            10,537            21,906
   Prolianz                                                16,157            15,078            46,864            40,732
                                                     ------------      ------------      ------------      ------------
                                                           27,348            47,396            79,789           131,453
   Charges (a)                                            (19,665)          (21,750)          (19,665)          (21,750)
   Corporate interest and other income                     (6,424)           (2,940)          (16,860)           (4,076)
                                                     ------------      ------------      ------------      ------------
   Total Pre-tax Income from Continuing Operations   $      1,259      $     22,706      $     43,264      $    105,627
                                                     ============      ============      ============      ============


Geographic Areas
   Revenues
      United States                                  $    352,474      $    375,474      $  1,051,087      $  1,137,094
      U.K.                                                100,813           120,283           318,391           331,945
      Other                                                 2,978             4,305             8,648            15,568
                                                     ------------      ------------      ------------      ------------
         Total                                       $    456,265      $    500,062      $  1,378,126      $  1,484,607
                                                     ============      ============      ============      ============





                                                                September 30,     December 31,
                                                               -------------------------------
                                                                     2000              1999
----------------------------------------------------------------------------------------------

Assets
   modis                                                        $    888,295      $    877,675
   Idea Integration                                                  340,282           241,873
   Prolianz                                                          465,268           448,924
                                                                ------------      ------------
                                                                   1,693,845         1,568,472
      Corporate                                                       82,201            27,923
                                                                ------------      ------------
         Total Assets                                           $  1,776,046      $  1,596,395
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $  1,347,910      $  1,193,021
      U.K.                                                           406,453           380,869
      Other                                                           21,683            22,505
                                                                ------------      ------------
         Total                                                  $  1,776,046      $  1,596,395
                                                                ============      ============

     (a) Charges for the three and nine months ended  September 30, 2000 include
(1) $13,122 asset write down related to the sale of discontinued operations, (2) $7,296 of costs related to the cancelled separation and spin-off of the Information Technology division and the cancelled Initial Public Offering of Idea Integration Corp. and (3) $753 restructuring charge recapture. These charges were recognized in third quarter 2000. Charges for the three and nine months ended September 30, 1999 include $25,000 asset write down related to the sale of discontinued operations and $3,250 restructuring charge recapture. Both of these charges were recognized in third quarter 1999.

6.   Net Income per Common Share

     The calculation of basic net income per common share and diluted net income per common share from continuing and discontinued operations is presented below:

                                                                 Three Months Ended                    Nine Months Ended
                                                         --------------------------------       --------------------------------
                                                          September 30,      September 30,       September 30,     September 30,
                                                              2000              1999                 2000              1999
-----------------------------------------------------------------------------------------       --------------------------------
Basic income per common share computation:
   Income available to common stockholders
      from continuing operations                         $      86,894      $      15,737       $    112,307        $    65,926
                                                         -------------      -------------       -------------      -------------
   Income available to common stockholders from
       gain on sale of discontinued operations,
       net of tax                                        $           -      $      14,955      $           -             14,955
                                                         -------------      -------------      -------------      -------------
   Average common shares outstanding                            96,698             96,313             96,650             96,252
                                                         =============      =============       =============      =============
   Basic income per common share from
      continuing operations                              $        0.90      $        0.16       $       1.16        $      0.68
                                                         =============      =============       =============      =============
    Basic income per common share from gain on
      sale of discontinued operations, net of tax        $           -      $        0.16      $           -      $        0.16
                                                         =============      =============      =============      =============
  Basic net income per common share                      $        0.90      $        0.32       $       1.16        $      0.84
                                                         =============      =============       =============      =============

Diluted income per common share computation:

  Income available to common stockholders
      from continuing operations                         $      86,894      $      15,737       $    112,307        $    65,926
                                                         -------------      -------------       -------------      -------------
  Income available to common stockholders from
       gain on sale of discontinued operations,
       net of tax                                        $           -      $      14,955      $           -             14,955
                                                         -------------      -------------      -------------      -------------
   Average common shares outstanding                            96,698             96,313             96,650             96,252
   Incremental shares from assumed conversions:
      Stock options                                                343              1,380              1,127                838
                                                         -------------      -------------       -------------      ------------
Diluted average common shares outstanding                       97,041             97,693             97,777             97,090
                                                         =============      =============       =============      ============
Diluted income per common share from
      continuing operations                             $         0.90      $        0.16       $       1.15        $      0.68
                                                        ==============      =============       =============      ============
Diluted income per common share from gain on
      sale of discontinued operations, net of tax       $            -      $        0.15      $           -       $       0.15
                                                        ==============      =============       =============      ============
Diluted net income per common share                     $         0.90      $        0.31       $       1.15        $      0.83
                                                        ==============      =============       =============       ===========

     Options to purchase 14,966,661 and 12,916,138 shares of common stock that were outstanding during the three and nine months ended September 30, 2000, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

7.   Commitments and Contingencies

Litigation

     The Company is a party to a number of lawsuits and claims arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company, its financial position, its results of operations, or its cash flows.


8.   Sale of Healthcare Operations

     Effective March 30, 1998, the Company sold the operations and certain assets of its Health Care division. In connection with the Company's sale of its health care operations, the Company entered into an agreement with the purchaser of the health care assets whereby the Company agreed to make advances to the purchaser to fund its working capital requirements. These advances were collateralized by the assets of the sold operations, primarily the accounts receivable. In the third quarter of 1999, the Company was informed by the purchaser that they would default on their obligation to the Company. The Company believed it was probable that a portion of the advances would not be repaid and accordingly, provided an allowance for the advances estimated to be uncollectible of $25.0 million. At September 30, 2000, the total amount owed to the Company, net of the $25.0 million reserve, was $13.1 million. The Company reevaluated the total amount owed to the Company and believed it was probable that the balance of the purchaser's debt to the Company of $13.1 million would not be repaid and accordingly, provided an additional allowance for the debt estimated to be uncollectible. As of September 30, 2000, the purchaser's debt to the Company, net of the additional $13.1 reserve, is zero.


9.   Income Taxes

     During the three months ended September 30, 2000, the Company recognized a tax benefit associated with an investment in a subsidiary. The tax benefit is subject to review in the normal course of business by the taxing authorities and the final outcome of such review cannot be reasonably estimated.


10.   Subsequent Events

     On November 10, 2000, as a result of unfavorable market conditions, the Board of Directors of the Company cancelled the proposed plan to spin-off the Information Technology Division which had been approved December 15, 1999 and decided to withdraw the registration statement of the Idea Integration unit, filed on August 14, 2000, on Form S-1 to sell up to 18% of its common stock in an Initial Public Offering. The Company recognized an expense of $7,296 related to the cancellation of the proposed spin-off and Initial Public Offering which is included in operating expenses in the quarter ended September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On November 10, 2000, as a result of unfavorable market conditions, the Board of Directors of the Company cancelled the proposed plan to spin-off the Information Technology Division which had been approved December 15, 1999 and decided to withdraw the registration statement of the Idea Integration unit, filed on August 14, 2000, on Form S-1 to sell up to 18% of its common stock in an Initial Public Offering. As a result, the accompanying discussion of the Company's business reflects both the results of the Company's Professional Services ('Prolianz') and Information Technology divisions as continuing operations.

The following detailed analysis of operations should be read in conjunction with the 1999 Financial Statements and related notes included in the Company's Form 10-K filed on March 30, 2000.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenue. Revenue decreased $43.8 million, or 8.8%, to $456.3 million in the three months ended September 30, 2000, from $500.1 million in the year earlier period. The decrease was attibutable to a decrease in revenue of $52.2 million, or 15.1%, in the Company's Information Technology division to $293.0 million from $345.2 million in the year earlier period. The revenue for the Company's Information Technology division is obtained through the modis and Idea
Integration business units. The revenue of the modis unit decreased $74.3 million, or 24.7%, to $226.4 million in the three months ended September 30, 2000, from $300.7 million in the year earlier period. This decrease in revenue was primarily attibutable to the continuing diminished demand for information techology services as the Company's customers continue to re-evaluate their infomation technology infrastructure needs after addressing their year 2000 issues. The revenue of the Idea Integration unit increased $22.2 million, or 49.9%, to $66.7 million in the three months ended September 30, 2000, from $44.5 million in the year earlier period. This increase in revenue is due to a combination of internal growth and a contribution of revenue from companies acquired in the first quarter of 2000.

Revenue in Prolianz increased $8.3 million, or 5.4% to $163.2 million in the three months ended September 30, 2000, from $154.9 million in the year earlier period. The increase in revenue is due to internal growth. Prolianz consists of the accounting and finance, legal, technical and engineering, career management and consulting and scientific units which contributed 39.4%, 13.0%, 36.0%, 7.4% and 4.2%, respectively, of the Prolianz's revenues by group during the three months ended September 30, 2000 as compared to 38.9%, 13.2%, 33.5%, 9.5% and 4.9%, respectively, during the year earlier period.

Gross Profit. Gross profit remained relatively constant, decreasing $0.3 million, or 0.2%, to $137.5 million in the three months ended September 30, 2000, from $137.8 million in the year earlier period. Gross margin increased to 30.1% from 27.6% for the same respective periods. The gross margin in the Information Technology division increased to 28.5% from 25.0% for the three months ended September 30, 2000 and 1999, respectively. The overall increase in the gross margin was primarily due to the increased revenue contribution from the division's Idea Integration unit, which generated a gross margin of 45.9% for the three months ended September 30, 2000 compared to 43.9% in the year earlier period. The gross margin in the Professional Services division decreased slightly to 33.1% in the three months ended September 30, 2000 from 33.3% in the year earlier period.

Operating Expenses. Operating expenses increased $17.6 million, or 15.7%, to $129.8 million in the three months ended September 30, 2000, from $112.2 million in the year earlier period. The Company's general and administrative ("G&A") expenses increased $24.6 million or 31.1% to $103.6 million in the three months ended September 30, 2000, from $79.0 million in the year earlier period. The increase in G&A expenses was primarily related to the internal growth of operating companies, investments made to improve infrastructure and to develop technical practices and increased expenses at the corporate level to support the growth of the Company, including sales, marketing and brand recognition. The Company incurred charges of $13.1 million and $25.0 million during the three months ended September 30, 2000 and 1999, respectively, related to the impairment of the note receivable due from the purchaser of the Company's discontinued health care division. In the three months ended September 30, 2000, the Company also incurred costs of $7.3 million related to the cancelled separation and spin-off of the Information Technology division and the cancelled Initial Public Offering of Idea Integration Corp. Additionally, the Company completed its restructuring plan during the three months ended September 30, 2000 and as a result, eliminated the remaining restructuring reserve balances, which amounted in a reduction of operating expenses by $0.8 million. During the three months ended September 30, 1999, the Company reduced the lease component of the restructuring and impairment charge $3.3 million as a result of the Company not experiencing the expected levels of payments on cancelled facility leases relating to the closing of Prolianz branches and the consolidation of Information Technology back office operations.

Income from Operations. Income from operations decreased $17.9 million, or 69.9%, to $7.7 million in the three months ended September 30, 2000, from $25.6 million in the year earlier period. The majority of the decrease in operating income is due to the lower contribution of operating income from the Company's modis and Idea Integration units. The modis unit's costs remained relatively constant with a reduction in revenue, while the Company elected to increase expenditures in the Idea Integration unit to support sales, marketing and brand recognition. Income from operations as a percentage of revenue decreased to 1.7% in the three months ended September 30, 2000, from 5.1% in the year earlier period.

Other Income (Expense). Other income (expense) consists primarily of interest expense related to borrowings on the Company's credit facility and notes issued in connection with acquisitions, net of interest income related to (1) investment income from certain investments owned by the Company and (2) cash on hand at certain subsidiaries of the Company. Interest expense increased $3.5 million, or 78.9%, to $6.8 million in the three months ended September 30, 2000, from $3.8 million in the year earlier period. Interest expense in the three months ended September 30, 1999 was significantly reduced as a result of the net cash on hand related to the sale of the Company's discontinued Commercial operations and Teleservices division in fiscal 1998 resulting in less borrowings on the Company's credit facility. Interest expense was offset by $0.3 million of interest and other income in the three months ended September 30, 2000 as compared to $0.9 million in the year earlier period.

Income Taxes. The Company recognized a net income tax benefit for the three months ended September 30, 2000 of $85.6 million as compared to an income tax provision of $7.0 million in the year earlier period. The income tax benefit related primarily to a tax benefit associated with an investment in a subsidiary.

Income from Continuing Operations. As a result of the foregoing, income from continuing operations increased $71.2 million, or 453.5%, to $86.9 million in the three months ended September 30, 2000, from $15.7 million in the year earlier period. Income from continuing operations as a percentage of revenue increased to 19.0% in the three months ended September 30, 2000, from 3.1% in the year earlier period.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenue. Revenue decreased $106.5 million, or 7.2%, to $1,378.1 million in the nine months ended September 30, 2000, from $1,484.6 million in the year earlier period. The decrease was attibutable to a decrease in revenue of $152.4 million, or 14.6%, in the Company's Information Technology division to $891.2 million from $1,043.6 million in the year earlier period. The revenue for the Company's Information Technology division is obtained through the modis and Idea Integration business units. The revenue of the modis unit decreased $206.7 million, or 22.5%, to $711.2 million in the nine months ended September 30, 2000, from $917.9 million in the year earlier period. This decrease in revenue was primarily attibutable to the continuing diminished demand for information techology services as the Company's customers continue to re-evaluate their infomation technology infrastructure needs after addressing their year 2000 issues. The revenue of the Idea Integration unit increased $54.2 million, or 43.1%, to $180.0 million in the nine months ended September 30, 2000, from $125.8 million in the year earlier period. This increase in revenue is due to a combination of internal growth and a contribution of revenue from companies acquired in the first quarter of 2000.

Revenue in Prolianz increased $45.9 million, or 10.4% to $486.9 million in the nine months ended September 30, 2000, from $441.0 in the year earlier period. The increase in revenue is due to internal growth. Prolianz consists of the accounting and finance, legal, technical and engineering, career management and consulting and scientific units which contributed 40.1%, 12.9%, 34.6%, 8.2% and 4.2%, respectively, of Prolianz's revenues by group during the nine months ended September 30, 2000 as compared to 38.4%, 13.6%, 32.7%, 10.1% and 5.2%, respectively, during the year earlier period.

Gross Profit. Gross profit remained relatively constant, decreasing $1.9 million, or 0.5%, to $401.1 million in the nine months ended September 30, 2000, from $403.0 million in the year earlier period. Gross margin increased to 29.1% from 27.1% for the same respective periods. The gross margin in the Information Technology division increased to 26.9% from 24.7% for the nine months ended September 30, 2000 and 1999, respectively. The overall increase in the gross margin was primarily due to the increased revenue contribution from the division's Idea Integration unit, which generated a gross margin of 45.2% for the nine months ended September 30, 2000. The gross margin in the Professional Services division remained relatively constant,increasing slightly to 33.1% in the nine months ended September 30, 1999 from %33.0 in the year earlier period.

Operating Expenses. Operating expenses increased $47.7 million, or 16.3%, to $341.0 million in the nine months ended September 30, 2000, from $293.3 million in the year earlier period. The Company's general and administrative ("G&A") expenses increased $51.0 million or 21.4% to $289.2 million in the three months ended September 30, 2000, from $238.2 million in the year earlier period. The increase in G&A expenses was primarily related to the internal growth of operating companies, investments made to improve infrastructure and to develop technical practices and increased expenses at the corporate level to support the growth of the Company, including sales, marketing and brand recognition. The Company incurred charges of $13.1 million and $25.0 million during the nine months ended September 30, 2000 and 1999, respectively, related to the impairment of the note receivable due from the purchaser of the Company's discontinued health care division. In the nine months ended September 30, 2000, the Company also incurred costs related to the cancelled spin-off of the Information Technology division and the cancelled Initial Public Offering of Idea Integration Corp. Additionally, the Company completed its restructuring plan during the three months ended September 30, 2000 and as a result, eliminated the remaining restructuring reserve balances, which amounted in a reduction of operating expenses by $0.8 million. During the three months ended September 30, 1999, the Company reduced the lease component of the restructuring and impairment charge $3.3 million as a result of the Company not experiencing the expected levels of payments on cancelled facility leases relating to the closing of Prolianz branches and the consolidation of Information Technology back office operations.

Income from Operations. Income from operations decreased $49.6 million, or 45.2%, to $60.1 million in the nine months ended September 30, 2000, from $109.7 million in the year earlier period. The majority of the decrease in operating income is due to the lower contribution of operating income from the Company's modis and Idea Integration units. The modis unit's costs remained relatively constant with a reduction in revenue, while the Company elected to increase expenditures in the Idea Integration unit to support sales, marketing and brand recognition. Income from operations as a percentage of revenue decreased to 4.4% in the nine months ended September 30, 2000, from 7.4% in the year earlier period.

Other Income (Expense). Other income (expense) consists primarily of interest expense related to borrowings on the Company's credit facility and notes issued in connection with acquisitions, net of interest income related to (1) investment income from certain investments owned by the Company and (2) cash on hand at certain subsidiaries of the Company. Interest expense increased $10.1 million, or 127.8%, to $18.0 million in the nine months ended September 30, 2000, from $7.9 million in the year earlier period. Interest expense in the nine months ended September 30, 1999 was significantly reduced as a result of the net cash on hand related to the sale of the Company's discontinued Commercial operations and Teleservices division in fiscal 1998 resulting in less borrowings on the Company's credit facility. Interest expense was offset by $1.1 million of interest and other income in the nine months ended September 30, 2000 as compared to $3.8 million in the year earlier period.

Income Taxes. The Company recognized a net income tax benefit for the nine months ended September 30, 2000 of $69.0 million as compared to an income tax provision of $39.7 million in the year earlier period. The income tax benefit related primarily to a tax benefit associated with an investment in a subsidiary.

Income from Continuing Operations. As a result of the foregoing, income from continuing operations increased $46.4 million, or 70.4%, to $112.3 million in the nine months ended September 30, 2000, from $65.9 million in the year earlier period. Income from continuing operations as a percentage of revenue increased to 8.1% in the nine months ended September 30, 2000, from 4.4% in the year earlier period.

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

The Company had working capital of $339.6 million and $243.1 million as of September 30, 2000 and December 31, 1999, respectively. The principal reason for the increase in the Company's working capital is the increase in income tax receivable relating to a tax benefit associated with an investment in a subsidiary. For the nine months ended September 30, 2000 and 1999, the Company generated $69.3 million and $53.2 million of cash flow from operations, respectively.

For the nine months ended September 30, 2000, the Company used $143.3 million of cash for investing activities. The Company used $19.9 million for the purchase of fixed assets and $123.4 million for the purchases of businesses including earn-out payments. For the nine months ended September 30, 1999, the Company used $360.4 million of cash for investing activities, mainly as a result of the payment of a tax liability, net worth adjustment and certain transaction expenses of $191.4 million relating to the sale of the Company's Commercial operations and Teleservices division. Additionally, the Company used $147.5 million for acquisitions and earn-out payments, $13.2 million for the purchase of fixed assets, and $8.2 million for advances associated with the sale of the Company's Health Care division in the nine months ended September 30, 1999.

Effective March 30, 1998, the Company sold the operations and certain assets of its Health Care division. In connection with the Company's sale of its health care operations, the Company entered into an agreement with the purchaser of the health care assets whereby the Company agreed to make advances to the purchaser to fund its working capital requirements. These advances were collateralized by the assets of the sold operations, primarily the accounts receivable. In the third quarter of 1999, the Company was informed by the purchaser that they would default on their obligation to the Company. The Company believed it was probable that a portion of the advances would not be repaid and accordingly, provided an allowance for the advances estimated to be uncollectible of $25.0 million. At September 30, 2000, the total amount owed to the Company, net of the $25.0 million reserve, was $13.1 million. The Company reevaluated the total amount owed to the Company and believed it was probable that the balance of the purchaser's debt to the Company of $13.1 million would not be repaid and accordingly, provided an additional allowance for the debt estimated to be uncollectible. As of September 30, 2000, the purchaser's debt to the Company, net of the additional $13.1 reserve, is zero.

For the nine months  ended  September  30,  2000,  the Company  generated  $64.2 million from financing activities. This amount primarily represented net borrowings from the Company's credit facility, which were used primarily to pay for earn out and note payments associated with the Company's acquisitions.

For the nine months ended September 30, 1999, the Company generated $228.3 million from financing activities. This amount primarily represented net borrowings from the Company's credit facility, which was used primarily to pay the tax liability and other payments related to the sale of the Company's Commercial operations and Teleservices division. Additionally, in connection with the Company's 1998 share buyback program, the Company was refunded a portion of the purchase price in the first quarter of 1999. A complete description of the share buyback program is included in the 1999 Consolidated Financial Statements and related notes included in the Company's Form 10-K filed March 30, 2000.

On November 4, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of October 31, 2000, no shares have been repurchased under this authorization.

The Company is also obligated under various acquisition agreements to make earn-out payments to former stockholders of acquired companies in fiscal 2001. The Company estimates that the amount of these payments will total approximately $15.0 million for fiscal 2001. The Company anticipates that the cash generated by the operations of the acquired companies will provide a substantial portion of the capital required to fund these payments.

The Company believes that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Indebtedness of the Company

The Company has a $350 million revolving credit facility which is syndicated to a group of 13 banks with Bank of America, as the principal agent. This facility expires on October 27, 2003. In addition, the Company also has a $50 million 364 day credit facility that expires on October 24, 2001. The 364 day credit facility, which had not been drawn upon, was reduced from $150 million to $50 million to more closely align its borrowing capacity to its anticipated funding needs. Outstanding amounts under the credit facilities bear interest at certain floating rates as specified by the applicable credit facility. The credit facilities contain certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facilities are guaranteed by the material subsidiaries of the Company. In addition, approval is required by the majority of the lenders when the cash consideration of an individual acquisition exceeds 10% of consolidated stockholders' equity of the Company.

As of October 31, 2000, the Company had a balance of approximately $219.0 million outstanding under the $350 million credit facility. The Company also had outstanding letters of credit in the amount of $2.0 million, reducing the amount of funds available under the credit facilities to approximately $179.0 million as of October 31, 2000. The principal reason for the decrease in the balance oustanding under the $350 million credit facility from September 30, 2000 to October 31, 2000 is a repayment to the lenders from the proceeds of a tax refund related to an investment in a subsidiary.

The Company has certain notes payable to shareholders of acquired companies which bear interest at rates ranging from 4.7% to 6.5%, all maturing by the end of November 2001. As of September 30, 2000, the Company owed approximately $29.8 million in such acquisition indebtedness.

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

The Company's short-term and long-term debt obligations totaled $329.8 million as of September 30, 2000 and the Company had $98.0 million available under its current credit facility. The debt obligations consist of notes payable to former shareholders of acquired corporations, are at a fixed rate of interest, and extend through November 2001. The interest rate risk on these obligations is thus immaterial due to the dollar amount of these obligations. The interest rate on the credit facility is variable.

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 24% of its nine months ended September 30, 2000 consolidated revenues from international operations, approximately 97% of which were from the United Kingdom. The exchange rate has decreased approximately 9% in the nine months ended September 30, 2000, from
1.61 at December 31, 1999 to 1.47 at September 30, 2000. The exchange rate fluctuation has not historically had a material impact on the Company's results of operations; however, if the British pound sterling continues to weaken, exchange rates could have a material adverse effect on future results of operations. The Company did not hold or enter into any foreign currency derivative instruments as of September 30, 2000.

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



Signatures                  Title                     Date




/s/ DEREK E. DEWAN       President, Chairman       Nocember 14, 2000
----------------------   of the Board and Chief
Derek E. Dewan           Executive Officer

/s/ MICHAEL D. ABNEY     Senior Vice President,    November 14, 2000
----------------------   Chief Financial Officer,
Michael D. Abney         Treasurer, and Director

/s/ ROBERT P. CROUCH     Vice President and        November 14, 2000
----------------------   Chief Accounting Officer
Robert P. Crouch