Form 10-K
period 2000-12-31
MODIS PROFESSIONAL SERVICES INC
filed 2001-04-02
CIK 924646

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the Registrant), based upon the closing sale price of common stock on March 15, 2001 as reported by the New York Stock Exchange, was approximately $454,638,337.

     As of March 15, 2001 the number of shares outstanding of the Registrant's common stock was 96,731,561.

     DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of shareholders are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including but not limited to the specific factors discussed in Part II, Item 5 under 'Market for Registrant's Common Equity and Related Stockholder Matters', 'Liquidity and Capital Resources', and 'Factors Which May Impact Future Results and Financial Condition'. In some cases, you can identify forward-looking statements by terminology such as 'may,' 'should,' 'could,' 'expects,' 'plans,' 'projected,' 'anticipates,' 'believes,' 'estimates,' 'predicts,' 'potential,' or 'continues,' or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part II, Item 7A, under 'Quantitative and Qualitative Disclosures About Market Risk' should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on beliefs and assumptions of the Company's management and on information currently available to such management. Forward looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

Modis Professional Services, Inc. ('MPS' or the 'Company') is a global provider of human capital solutions including professional staffing, e-business and systems integration, information technology (IT) resource management, career management consulting, and knowledge worker e-procurement. MPS' solutions enable customers and clients to effectively locate, retain, and deploy strategic knowledge worker resources in the areas of information technology, accounting and finance, law, engineering, and science.

Headquartered in Jacksonville, Florida, MPS serves Fortune 1000 and middle market clients with approximately 241 offices located throughout the United States, Canada, the United Kingdom, and certain parts of continental Europe. MPS is one of the largest global providers of human capital solutions with revenue of $1,828 million in 2000, of which $1,399 million, or 77%, was generated in the United States and $429 million, or 23%, was generated abroad, primarily in the United Kingdom.

MPS consists of three divisions: Prolianz, the professional business solutions division; Idea Integration, the e-business solutions division; and Modis, the information technology resource management division. See Note 16 to the Company's Consolidated Financial Statements for segment and geographic information for the three years ending December 31, 2000.

PROLIANZ

Prolianz, the professional business solutions division, is a leading provider of professional business and human capital solutions with a network of approximately 149 offices throughout the United States and United Kingdom. Prolianz combines the strengths and resources of all of its operating units to offer human capital solutions to Fortune 1000 and middle market clients. Prolianz provides expertise in a wide variety of disciplines including accounting and finance, law, engineering and technical, science, career management, executive search, and human resource consulting.

Prolianz generated $653 million of revenue and $217 million of gross profit during fiscal 2000, which represents 35.7% of total MPS revenue and 40.9% of total MPS gross profit versus 30.5% and 37.1%, respectively, during fiscal 1999. Prolianz has a variable cost business model whereby revenue and cost of revenue are primarily generated on a time-and-material basis. Less than 10% of Prolianz revenue is generated from permanent placement fees, which are generated when a client hires a Prolianz-sourced knowledge worker directly.

IDEA INTEGRATION

Idea Integration, the e-business solutions division, provides e-business strategy consulting, design and branding, application development, and integration to Fortune 1000 and middle market companies through a combination of local, regional, and national practice groups located in nineteen (19) markets in the United States and in the United Kingdom. Idea Integration specializes in solutions in the areas of strategy and management consulting, creative design, e-application development, business-to-business (B2B) solutions, enterprise application integration, business intelligence, customer relationship management
(CRM), and enterprise solutions. Idea Integration is able to deliver these solutions as a result of extensive expertise in key industries, propriety software development and implementation methodologies known as Idea RoadMap, and a multi-level service delivery model that takes advantage of local, national, and regional service delivery capabilities.

Idea Integration generated $241 million in revenue and $105 million in gross profit during fiscal 2000, which represents 13.2% of total MPS revenue and 19.8% of total MPS gross profit versus 8.7% and 13.3%, respectively, during fiscal 1999. Idea Integration's business model utilizes salaried consultants and delivers professional services primarily under time-and-materials contracts and to a lesser extent under fixed-fee contracts. Less than 5% of Idea Integration's revenue is generated from fixed-fee contracts.

In early 2000, Idea Integration acquired six e-business solution companies in key markets, including Houston, Denver, San Francisco and Chicago.

MODIS

Modis, the information technology resource management ('ITRM') division, is one of the world's largest providers of ITRM solutions with over 2,000 clients in a wide variety of industries in more than 100 markets in the United States, United Kingdom, Canada and certain parts of continental Europe. ITRM is the deployment of knowledge capital to meet company-wide IT goals to obtain an optimal mix of internal staff, third party consulting resources, and outsourcing. Modis offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support in the areas of application development, systems integration, and ERP.

Modis generated $934 million in revenue and $208 million in gross profit during fiscal 2000, which represents 51.1% of total MPS revenue and 39.3% of total MPS gross profit versus 60.8% and 49.6%, respectively, during fiscal 1999. Modis has a variable cost business model whereby revenue and cost of revenue are primarily generated on a time-and-material basis. Less than 2% of Modis revenue is generated from permanent placement fees.

During fiscal 2000, MPS launched a service offering named Beeline. Through a web-based application, Beeline provides a common platform for clients and suppliers to exchange and automate information regarding positions, candidates, and their businesses. By unifying processes through automation, the relationship between clients and suppliers is transformed into a collaborative commerce environment and business is conducted more effectively and efficiently. Beeline's corporate customers include Freddie Mac, Lutheran Brotherhood, Shaw Industries, and Neoforma. Under its business model, Beeline seeks to collect a service charge from suppliers, which will be based on a percentage of revenue processed through the service. During fiscal 2000, no service charges were collected. During the fourth quarter of 2000, Beeline focused on completing a major new release and implementing its customers.


MARKET OVERVIEW AND COMPETITION

Businesses continue to migrate to a more flexible workforce which employs personnel on a skill-specific or project-specific basis. Key drivers include technology shifts, a move to Internet and web-enabled applications, increased cost pressures, and skill shortages. This shift has increased the reliance upon business service partners to recruit for and provide solutions to these companies on a skill-specific or project-specific basis, or an economic basis.

The Company faces competition in obtaining and retaining qualified consultants. The primary competitive factors in obtaining qualified consultants for professional assignments are wages, responsiveness to work schedules, continuing professional education opportunities, and number of hours of work available. Management believes that MPS' divisions are highly competitive in all of these areas. Specifically, the broad geographic coverage, strong relationships with customers, consultants, and employees, and market leadership position gives MPS' divisions the ability to attract and retain consultants with the skill sets and expertise necessary to meet clients' needs in various industries at competitive prices.

Further, the Company faces competition in obtaining and retaining clients. MPS believes that the primary competitive factors in obtaining and retaining clients are an understanding of clients' specific job requirements, the ability to provide professional personnel in a timely manner, the monitoring of the quality of job performance, and the price of services. A large percentage of business services firms that compete with Prolianz, Idea Integration and Modis are local companies with fewer than five offices. Within local markets, these firms actively compete with MPS' divisions for business, and in most of these markets no single company has a dominant share of the market. MPS' divisions also compete to a lesser extent with larger full-services competitors in national, regional and local markets, which are listed below.

The principal national competitors of Prolianz include Robert Half International, Inc., On Assignment, Inc., the legal division of Kelly Services, Inc., Adecco SA, CDI Corporation, Korn/Ferry International, Heidrick & Struggles International, Inc., and kforce.com, Inc.

The principal national competitors of Idea Integration include Viant Corporation, Scient Corp., Proxicom, Inc., Agency.com Ltd., Sapient Corporation, Accenture, Cap Gemini Ernst & Young, MarchFirst, Inc., DiamondCluster International, Inc, and to an extent, the consulting divisions of IBM and the 'Big Five' accounting firms. In addition, in seeking engagements Idea Integration often competes against the internal management information services and information technology departments of clients and potential clients.

The principal national competitors of Modis include Keane, Inc., Computer Horizons Corp., Comsys, CIBER, Inc., Metro Information Service, Inc., Hall-Kinion, & Associates, Cambridge Technology Partners, Inc., and iGATE Capital Corporation.

GROWTH STRATEGY

The Company's growth strategy is focused on increasing overall revenue and gross profits primarily through internal growth, and to a lesser extent acquisitions. The key elements of the Company's internal growth strategy include increasing penetration of existing markets, expanding current specialties into new and contiguous geographic markets, and identifying and adding new practice areas. Further, the Company can strengthen its relationships with clients, consultants and employees by enhancing the knowledge and skills of its consultants and employees. Finally, by concentrating our efforts in market locations, customer segments, and skill areas that value high levels of service, the Company seeks to improve internal growth.

MATERIAL RECLASSIFICATION

On November 10, 2000, as a result of unfavorable market conditions, the Board of Directors of the Company cancelled the proposed plan to spin-off Modis and its subsidiary Idea Integration, (collectively the 'IT Businesses') which had been approved December 15, 1999. The operations and assets of the IT Businesses were previously reported in the 1999 annual report on Form 10-K as discontinued operations under Accounting Principals Board Opinion No. 30. Due to the cancellation of the plan to spin-off the IT Businesses, the operations and assets of the IT Businesses have been included in continuing operations for all periods presented.

FULL-TIME EMPLOYEES

At March 15, 2001, the Company employed approximately 16,500 professional consultants and approximately 2,000 corporate employees on a full-time equivalent basis. Approximately 300 of the employees work at corporate headquarters. Full-time employees are covered by life and disability insurance and receive health and other benefits.


GOVERNMENT REGULATIONS

Outside of the United States and Canada, the personnel outsourcing segment of the Company's business is closely regulated. These regulations differ among countries but generally may regulate: (i) the relationship between the Company and its temporary employees; (ii) licensing and reporting requirements; and
(iii) types of operations permitted. Regulation within the United States and Canada does not materially impact the Company's operations.

SERVICE MARKS

The Company and its subsidiaries maintain a number of service marks and other intangible rights, including federally registered service marks for, MODIS PROFESSIONAL SERVICES, MODIS (and logo), IDEA.COM, ACCOUNTING PRINCIPALS (and logo), MANCHESTER, SCIENTIFIC STAFFING, SPECIAL COUNSEL, DIVERSIFIED SEARCH, CAREERSTAT, EXALT, and ENTEGEE for its services generally. The Company or its subsidiaries have applications pending before the Patent and Trademark Office for federal registration of the service marks for IDEA INTEGRATION logo, PROLIANZ, MANAGEMENT PRINCIPALS, BEELINE, PROCOACHING, and DIVERSIFIED TECHNOLOGY PARTNERS. The Company plans to file affidavits of use and timely renewals, as appropriate, for these and other intangible rights it maintains.


SALE OF COMMERCIAL AND HEALTH CARE DIVISIONS

Effective September 27, 1998, the Company sold its Commercial operations and Teleservices division with a final adjusted purchase price of $826.2 million. On March 30, 1998, the Company sold the operations and certain assets of its Health Care division for $8.0 million. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 17 to the Company's Consolidated Financial Statements for a discussion of the sale of the Company's Commercial operations and Teleservices division, and Health Care operations.

SEASONALITY

The Company's quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for the Company's services has historically been lower during the calendar year-end as a result of holidays, and through February of the following year, as the Company's customers approve annual budgets.

ITEM 2. PROPERTIES

The Company owns no material real property. It leases its corporate headquarters, as well as, almost all of its branch offices. The branch office leases generally run for three to five-year terms. The Company believes that its facilities are generally adequate for its needs and does not anticipate difficulty replacing such facilities or locating additional facilities, if needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the twelve months ended December 31, 2000.




                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

The following table sets forth the reported high and low sales prices of the Company's Common Stock for the quarters indicated as reported on the New York Stock Exchange under the symbol "MPS".


FISCAL YEAR 1999                                                                          High                 Low

         First Quarter........................................................           $17.13              $ 7.00

         Second Quarter.......................................................            15.63                8.00

         Third Quarter........................................................            17.50               11.88

         Fourth Quarter.......................................................            14.81                9.50

FISCAL YEAR 2000

         First Quarter........................................................           $18.69              $12.31

         Second Quarter.......................................................            13.38                7.44

         Third Quarter........................................................             9.19                4.81

         Fourth Quarter.......................................................             5.25                3.38

In addition to the factors set forth below in 'FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION' under 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS', the price of the Company's Common Stock is affected by fluctuations and volatility in the financial and equity markets generally and in the Company's industry sector in particular.

As of March 15, 2001, there were approximately 851 holders of record of the Company's Common Stock.

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

During fiscal 1998, the Company's Board of Directors authorized the repurchase of up to $310.0 million of the Company's Common Stock pursuant to a share buyback program, under which the Company had repurchased approximately 21.8 million shares in fiscal 1998. The Company completed the program in the first quarter of 1999, with the repurchase of approximately 0.6 million shares, bringing the total shares repurchased under the program to approximately 22.4 million shares for approximately $297.9 million. All of these shares were retired upon purchase. During fiscal 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of December 31, 2000, no shares have been repurchased under this authorization. See 'LIQUIDITY AND CAPITAL RESOURCES' under 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS' for additional information.

ITEM 6.  SELECTED FINANCIAL DATA
                                                                   Fiscal Years Ended
                                       ------------------------------------------------------------------------------------
                                                   Dec. 31,        Dec. 31,        Dec. 31,       Dec. 31,       Dec. 31,
(in thousands, except per share amounts)             2000          1999            1998 (4)       1997 (1,4)     1996 (1,4)
- -------------------------------------------------------------------------------------------------------------------------
Statement of Income Data:
Revenue                                        $  1,827,686    $  1,941,649      $1,702,113   $  1,164,124    $   580,016
Cost of Revenue                                   1,296,834       1,415,901       1,234,537        835,609        426,814
                                       ------------------------------------------------------------------------------------
Gross Profit                                        530,852         525,748         467,576        328,515        153,202
Operating expenses                                  440,208         363,786         301,656        211,727        107,512
Restructuring and impairment charges                   (753)         (3,250)         34,759              -              -
Asset write-down related to sale of
  discontinued operations                            13,122          25,000               -              -              -
Merger related costs                                      -               -               -              -         14,446
                                       ------------------------------------------------------------------------------------
Operating income from continuing
   operations                                        78,275         140,212         131,161        116,788         31,244
Other expense, net                                   21,621           7,794          13,975         14,615          2,974
                                        ------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                               56,654         132,418         117,186        102,173         28,270
(Benefit) provision for income taxes                (63,099)         50,283          48,326         38,803         19,693
                                       ------------------------------------------------------------------------------------
Income from continuing operations                   119,753          82,135          68,860         63,370          8,577
Discontinued operations:
Income from discontinued operations,
   net of income taxes                                    -               -          30,020         38,663         22,633
Gain on sale of discontinued operations,
   net of income taxes (2)                                -          14,955         230,561              -              -
                                       ------------------------------------------------------------------------------------
Income before extraordinary loss                    119,753          97,090         329,441        102,033         31,210
Extraordinary loss on early
   extinguishment of debt, net of
   income tax benefit                                     -               -          (5,610)             -              -
                                       ------------------------------------------------------------------------------------
Net income                                     $    119,753    $     97,090      $  323,831   $    102,033     $   31,210
                                       ====================================================================================
Proforma provision for income taxes                       -               -               -              -         (3,642)
                                       ------------------------------------------------------------------------------------
Pro forma net income (3)                       $    119,753    $     97,090      $  323,831   $    102,033     $   34,852
                                       ====================================================================================
Basic income (loss) per common share:
   From continuing operations                  $       1.24    $       0.85      $     0.63   $       0.62     $     0.09
                                       ====================================================================================
   From discontinued operations                $          -    $          -      $     0.28   $       0.38     $     0.25
                                       ====================================================================================
   From gain on sale (2)                       $          -    $       0.16      $     2.12   $          -     $        -
                                       ====================================================================================
   From extraordinary item                     $          -    $          -      $    (0.05)  $          -     $        -
                                       ====================================================================================
   Basic net income per common share           $       1.24    $       1.01      $     2.98   $       1.00     $     0.34
                                       ====================================================================================
Diluted income (loss) per common share:
   From continuing operations                  $       1.23    $       0.85      $     0.61   $       0.59      $    0.09
                                       ====================================================================================
   From discontinued operations                $          -    $          -      $     0.26   $       0.34     $     0.24
                                       ====================================================================================
   From gain on sale (2)                       $          -    $       0.15      $     1.97   $          -     $        -
                                       ====================================================================================
   From extraordinary item                     $          -    $          -      $    (0.05)  $          -     $        -
                                       ====================================================================================
   Diluted net income per common share         $       1.23    $       1.00      $     2.79   $       0.93     $     0.33
                                       ====================================================================================


                                                                 Fiscal Years Ended
                                       ------------------------------------------------------------------------------------
                                                    Dec. 31,         Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,
(in thousands, except per share amounts)            2000             1999           1998 (4)       1997 (1,4)     1996 (1,4)
---------------------------------------------------------------------------------------------------------------------------

Pro forma basic income (loss)
   per common share:
   From continuing operations                  $       1.24    $       0.85      $     0.63   $       0.62     $     0.13
                                       ====================================================================================
   From discontinued operations                $          -    $          -      $     0.28   $       0.38     $     0.25
                                       ====================================================================================
   From gain on sale (2)                       $          -    $       0.16      $     2.12   $          -     $        -
                                       ====================================================================================
   From extraordinary item                     $          -    $          -      $    (0.05)  $          -     $        -
                                       ====================================================================================
   Pro forma basic net income
     per common share                          $       1.24    $       1.01      $     2.98   $       1.00     $     0.38
                                       ====================================================================================
Pro forma diluted income (loss)
   per common share:
   From continuing operations                  $       1.23    $       0.85      $     0.61   $       0.59      $    0.13
                                       ====================================================================================
   From discontinued operations                $          -    $          -      $     0.26   $       0.34     $     0.24
                                       ====================================================================================
   From gain on sale (2)                       $          -    $       0.15      $     1.97   $          -     $        -
                                       ====================================================================================
   From extraordinary item                     $          -    $          -      $    (0.05)  $          -     $        -
                                       ====================================================================================
   Pro forma diluted net income
     per common share                          $       1.23    $       1.00      $     2.79   $       0.93     $     0.37
                                       ====================================================================================

Basic average common shares
   outstanding                                       96,675           96,268        108,518        101,914         90,582
Diluted average common                 ====================================================================================
   shares outstanding                                97,539           97,110        116,882        113,109         95,317
                                       ====================================================================================


Balance Sheet data:
Working capital                                $     248,388     $    247,111   $   16,138     $    481,362   $   397,699
Total assets                                       1,653,560        1,596,395    1,571,881        1,402,626       840,469
Long term debt                                       194,000          238,615       15,525          434,035       103,369
Stockholders' equity                               1,303,218        1,182,515    1,070,110          812,842       669,779


(1) Includes the financial information of the Company for the respective years noted above restated to account for any material business combinations accounted for under the pooling-of-interests method of accounting.

(2)  Gain on sale  relates  to the  gain on the  sale of the net  assets  of the
     Company's   discontinued   operations.   See  Note  17  to  the   Company's
     Consolidated Financial Statements for a further discussion.

(3) Pro forma net income is the Company's historical net income less the approximate federal and state income taxes that would have been incurred, if the companies with which the Company merged had been subject to tax as a C Corporation.

(4) Diluted average common shares outstanding have been computed using the treasury stock method and the as-if converted method for convertible securities which includes dilutive common stock equivalents as if outstanding during the respective periods.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

On November 10, 2000, as a result of unfavorable market conditions, the Board of Directors of the Company cancelled the proposed plan to spin-off the IT Businesses. The operations and assets of the IT Businesses were previously reported in the 1999 annual report on Form 10-K as discontinued operations under Accounting Principals Board Opinion No. 30. Due to the cancellation of the plan to spin-off the IT Businesses, the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been reclassified to report the results of operations of Prolianz and the IT Businesses as continuing operations for all periods presented.

Effective September 27, 1998 and March 30, 1998, the Company sold its Commercial operations and Teleservices division, and the operations and certain assets of its Health Care division, respectively, (jointly the "Commercial Businesses"). The Commercial operations and Teleservices division were sold with a final adjusted purchase price of $826.2 million in cash. The after-tax gain on the sale was $230.6 million. The operations and certain assets of the Health Care division were sold for consideration of $8.0 million, consisting of $3.0 million in cash and $5.0 million in a note receivable. The initial after-tax gain on the sale was $0.1 million.

In connection with the Company's sale of its health care operations, the Company entered into an agreement with the purchaser of the health care assets whereby the Company agreed to make advances to the purchaser to fund its working capital requirements. These advances were collateralized by the assets of the sold operations, primarily the accounts receivable. In the third quarter of 1999, the Company was informed by the purchaser that they would default on their obligation to the Company. The Company evaluated the total amount owed to the Company in both fiscal 1999 and fiscal 2000, ultimately believing it was probable that the purchaser's debt would not be repaid. Accordingly, the Company provided an allowance of $25.0 million and $13.1 million, respectively, for the purchaser's debt. As of December 31, 2000, the Company had fully reserved all amounts owed to the Company under this agreement.

As a result of the sale of the Company's Commercial Businesses, the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations report the results of operations of the Commercial Businesses as discontinued operations for all periods presented.

The following detailed analysis of operations should be read in conjunction with the 2000 Financial Statements and related notes included elsewhere in this Form 10-K.

                       FISCAL 2000 COMPARED TO FISCAL 1999

Revenue. Revenue decreased $113.9 million, or 5.9%, to $1,827.7 million in fiscal 2000 from $1,941.6 million in fiscal 1999. The decrease was attributable to a decrease in revenue for the Modis division which accounted for 51.1% and 60.8% of the Company's total revenue for fiscal 2000 and 1999, respectively. Revenue in Modis decreased $247.0 million, or 20.9%, to $934.0 million in fiscal 2000, from $1,181.0 million in fiscal 1999. This decrease in revenue was primarily attibutable to the continuing diminished demand for information technology services as the Company's customers continue to re-evaluate their information technology infrastructure needs after addressing their year 2000 issues.

Revenue in Prolianz increased $60.1 million, or 10.1%, to $652.6 million in fiscal 2000 from $592.5 million in fiscal 1999. The increase in revenue is due to internal growth. Prolianz operates primarily through five operating units consisting of the accounting and finance, legal, engineering/technical, career management and consulting and scientific units which contributed 39.4%, 13.2%, 34.7%, 8.5% and 4.2%, respectively, of Prolianz's revenue by group during fiscal 2000 as compared to 38.4%, 13.7%, 33.1%, 9.7% and 5.1%, respectively, during fiscal 1999.

Revenue in Idea Integration increased $72.9 million, or 43.3%, to $241.1 million in fiscal 2000, from $168.2 million in fiscal 1999. This increase in revenue is due to a combination of internal growth and a contribution of revenue from companies acquired in the first quarter of 2000.

Gross Profit. Gross profit increased $5.2 million or 1.0% to $530.9 million in fiscal 2000 from $525.7 million in fiscal 1999. Gross margin increased to 29.0% in fiscal 2000 from 27.1% in fiscal 1999. The overall increase in gross margin was primarily due to the increased revenue contribution of the Company's Idea Integration division, which generated a gross margin of 43.5% in fiscal 2000 as compared to 41.8% in fiscal 1999. Revenue contributed from Idea Integration increased to 13.2% in fiscal 2000 from 8.7% in fiscal 1999. The gross margin in Prolianz increased to 33.3% in fiscal 2000 from 32.9% in fiscal 1999. The gross margin in Modis increased to 22.3% in fiscal 2000 from 22.1% in fiscal 1999.

Operating expenses. Operating expenses increased $67.1 million or 17.4% to $452.6 million in fiscal 2000 from $385.5 million in fiscal 1999. The Company's general and administrative ("G&A") expenses increased $67.7 million or 21.2% to $386.3 million in fiscal 2000, from $318.6 million in fiscal 1999. The overall increase in G&A expenses is attributable primarily to Idea Integration and to a lesser extent Prolianz. Idea Integration's G&A expenses increased $51.5 million, or 137.0%, to $89.1 million in fiscal 2000 from $37.6 million in fiscal 1999. As a percentage of revenue, Idea Integration's G&A expenses increased to 37.0% in fiscal 2000 from 22.4% in fiscal 1999. The increase in Idea Integration's G&A expenses was primarily related to increased expenses to support the growth of the division, including sales, marketing and brand recognition. Prolianz's G&A expenses increased $12.8 million, or 10.1%, to $139.7 million in fiscal 2000 from $126.9 million in fiscal 1999, even though G&A expenses as a percentage of revenue remained constant at 21.4% for the respective years. The increase in Prolianz's G&A expenses was primarily related to the internal growth of its operating units and increased expenses to support the growth of the division.

G&A expenses for Modis decreased $3.9 million, or 2.5%, to $150.2 million in fiscal 2000 from $154.1 million in fiscal 1999. The decrease in Modis' G&A expenses is associated with the decrease in revenue for fiscal 2000. During the fourth quarter of 2000, the Company implemented cost reduction initiatives within the Modis division that resulted in a decrease in G&A expenses during the quarter.

Further, the Company incurred charges of $13.1 million and $25.0 million during fiscal 2000 and fiscal 1999, respectively, related to the impairment of the note receivable due from the purchaser of the Company's discontinued health care division. In fiscal 2000, the Company also incurred costs of $7.3 million related to the planned separation and spin-off of the IT Businesses which was cancelled.

Income from operations. Income from operations decreased $61.9 million, or 44.2%, to $78.3 million in fiscal 2000, from $140.2 million in fiscal 1999. The decrease in operating income is due to the lower contribution of operating income from the Company's Idea Integration and Modis divisions. The Company elected to increase expenditures in Idea Integration to support sales, marketing and brand recognition. Additionally, Modis' costs decreased slightly with a reduction in revenue. Income from operations for Prolianz, however, increased $7.3 million, or 13.4%, to $61.7 million in fiscal 2000, from $54.4 million in fiscal 1999, mainly as a result of the increase in revenue in Prolianz. For the Company as a whole, income from operations as a percentage of revenue decreased to 4.3% in fiscal 2000, from 7.2% in fiscal 1999.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facilities and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense increased $10.8 million, or 88.5%, to $23.0 million in fiscal 2000, from $12.2 million in fiscal 1999. Interest expense in fiscal 1999 was significantly reduced as a result of the net cash on hand related to the sale of the Company's discontinued Commercial operations and Teleservices division in fiscal 1998 resulting in an overall lower level of borrowings under the Company's credit facilities during fiscal 1999. Interest expense was offset by $1.4 million of interest and other income in fiscal 2000 as compared to $4.4 million in fiscal 1999.

Income Taxes. The Company recognized a net income tax benefit for fiscal 2000 of $63.1 million as compared to an income tax provision of $50.3 million in fiscal 1999. The income tax benefit related primarily to a tax benefit of $99.7 million associated with an investment in a subsidiary. This tax benefit was partially offset by a $13.4 million valuation allowance. Absent this net benefit, the Company's effective tax rate increased to 41.0% in fiscal 2000 as compared to 38.0% in fiscal 1999, due to (1) the effect of foreign tax credits recognized in fiscal 1999, and (2) the increased effect of non-deductible expense items on a lower level of income in fiscal 2000.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $37.7 million, or 45.9%, to $119.8 million in the fiscal 2000, from $82.1 million in fiscal 1999. Income from continuing operations as a percentage of revenue increased to 6.6% in fiscal 2000, from 4.2% in fiscal 1999.



                       FISCAL 1999 COMPARED TO FISCAL 1998


Results from continuing operations

Revenue. Revenue increased $239.5 million, or 14.1%, to $1,941.6 million in fiscal 1999 from $1,702.1 million in fiscal 1998. The increase in revenue was primarily due to internal growth and, to a lesser extent, growth through acquisition of businesses.

Revenue in Prolianz increased $54.5 million, or 10.1%, to $592.5 million in fiscal 1999 from $538.0 million in fiscal 1998. Prolianz operates primarily through five operating units consisting of the accounting and finance, legal, engineering/technical, career management and consulting and scientific units which contributed 38.4%, 13.7%, 33.1%, 9.7% and 5.1%, respectively, of Prolianz's revenue by group during fiscal 1999 as compared to 33.5%, 17.1%, 34.1%, 9.0% and 6.3%, respectively, during fiscal 1998.

Revenue in Modis increased $131.3 million, or 12.5%, to $1,181.0 million in fiscal 1999, from $1,049.7 million in fiscal 1998. Revenue in Idea Integration increased $53.8 million, or 47.0%, to $168.2 million in fiscal 1999, from $114.4 million in fiscal 1998.

Gross Profit. Gross profit increased $58.1 million or 12.4% to $525.7 million in fiscal 1999 from $467.6 million in fiscal 1998. The increase in gross profit was due to a combination of internal growth and growth through acquisition of businesses. Gross margin decreased slightly to 27.1% in fiscal 1999 from 27.5% in fiscal 1998 as a result of the decrease in gross margins in both Idea Integration and Modis. The gross margin in Idea Integration decreased to 41.8% in fiscal 1999 from 43.3% in fiscal 1998 due to an increase in compensation costs due to competitive recruiting and retention environment during fiscal 1999. The gross margin in Modis decreased to 22.1% in fiscal 1999 from 24.0% in fiscal 1998 due to the increased percentage of Modis' revenues generated by U.K. operations, which generally contribute a lower gross margin percentage.

The gross margin in Prolianz increased to 32.9% in fiscal 1999 from 30.8% in fiscal 1998. The increase in gross margin was primarily a result of the continued migration to higher margin solutions-type engagements.

Operating Expenses. Operating expenses increased $49.1 million or 14.6% to $385.5 million in fiscal 1999 from $336.4 million in fiscal 1998. The Company's G&A expenses increased $54.0 million or 20.4% to $318.6 million in fiscal 1999, from $264.6 million in fiscal 1998. The increase in G&A expenses was primarily related to the internal growth of operating companies, investments made to improve infrastructure and to develop technical practices and increased expenses at the corporate level to support the growth of the Company, including sales, marketing and brand recognition. G&A expenses in Prolianz increased $23.7 million, or 23.0%, to $126.9 million in fiscal 1999 from $103.2 million in fiscal 1998. As a percentage of revenue, Prolianz's G&A expenses increased to 21.4% in fiscal 1999 from 19.8% in fiscal 1998. G&A expenses in Idea Integration increased $10.5 million, or 38.7%, to $37.6 million in fiscal 1999 from $27.1 million in fiscal 1998. As a percentage of revenue, Idea Integration's G&A expenses decreased to 22.4% in fiscal 1999 from 23.7% in fiscal 1998. G&A expenses in Modis increased $19.8 million, or 14.7%, to $154.1 million in fiscal 1999 from $134.3 million in fiscal 1998. As a percentage of revenue, Modis' G&A expenses increased to 13.0% in fiscal 1999 from 12.8% in fiscal 1998. Additionally, the Company incurred charges of $25.0 million in fiscal 1999 related to the impairment of the note receivable due from the purchaser of the Company's discontinued Health Care division. These increases in operating expenses relating to both the increase in G&A expenses and the charges related to the Company's discontinued Health Care division were somewhat offset by restructuring and impairment charges of $34.8 million in fiscal 1998 associated with the Company's restructuring plan. See Note 12 to the Company's Consolidated Financial Statements for a discussion on the Company's restructuring plan.

Income from Operations. As a result of the foregoing, income from operations increased $9.0 million, or 6.9%, to $140.2 million in fiscal 1999 from $131.2 million in fiscal 1998.

Other expense, net. Interest expense decreased $11.5 million, or 48.5%, to $12.2 million in fiscal 1999, from $23.7 million in fiscal 1998. Interest expense in fiscal 1999 was significantly reduced as a result of the net cash on hand related to the sale of the Company's discontinued Commercial operations and Teleservices division in fiscal 1998 resulting in less borrowings under the Company's credit facilities. Interest expense was offset by $4.4 million of interest and other income in fiscal 1999 as compared to $9.7 million in fiscal 1998.

Income Taxes. The Company's effective tax rate decreased to 38.0% in fiscal 1999 compared to 41.2% in fiscal 1998. The decrease was due to (1) a $9.9 million non-deductible goodwill impairment charge included in taxable income during fiscal 1998 (included in the restructuring and impairment charge of the Company's restructuring plan) and (2) foreign tax credits recognized in fiscal 1999. Absent the 1998 charge and the 1999 credits, the Company's effective tax rate would have increased to 39.5% for fiscal 1999 compared to 38.0% for fiscal 1998 as a result of certain non-deductible expense items, the majority of which is non-deductible goodwill amortization, resulting from tax-free mergers accounted for under the purchase method of accounting during 1998.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $13.2 million, or 19.2%, to $82.1 million in the fiscal 1999, from $68.9 million in fiscal 1998. Income from continuing operations as a percentage of revenue increased to 4.2% in fiscal 1999, from 4.0% in fiscal 1998.


Results of discontinued operations

The reported results from discontinued operations include the results of the Company's Commercial operations and Teleservices division for the nine months ended September 30, 1998 and the results of the Company's health care operations for the period January 1, 1998 through March 28, 1998. The following discloses the results of the discontinued Commercial businesses for fiscal 1998:

  Discontinued Commercial businesses:
      Revenue                                                $     919,400
      Cost of revenue                                              708,930
      Operating expense                                            156,180
           Operating income                                         54,290
      Interest, net                                                  4,200
      Provision for income taxes                                    20,070
           Income from discontinued commercial businesses           30,020


Results of the discontinued Commercial Business include the allocation of certain net common expenses for corporate support and back office functions totaling approximately $0.9 million for the year ended December 31, 1998. Corporate support and back office allocations are based on the ratio of the Company's consolidated revenues, operating income and assets to that of the discontinued Commercial Business. Additionally, the results of discontinued operations include allocations of consolidated interest expense totaling $4.2 million for fiscal 1998. Interest expense is allocated based on the historic funding needs of the discontinued operations, using a rate that approximates the weighted average interest rate outstanding for the Company for each fiscal year presented. Historic funding needs include: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have principally been related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt and internally generated funds. The Company's operating cash flows and working capital requirements are affected significantly by the timing of payroll and by the receipt of payment from the customer. Generally, the Company pays its consultants weekly or semi-monthly, and receives payments from customers within 30 to 90 days from the date of invoice.

The Company had working capital of $248.4 million and $247.1 million as of December 31, 2000 and 1999, respectively. Included in current liabilities as of December 31, 2000 and 1999 were amounts related to earn-out payments due to the former owners of acquired companies. The earn-out amounts were scheduled to be paid in the first and second quarters of fiscal 2001 and 2000, respectively, and were capitalized to the goodwill balances related to the respective acquired companies. The Company had cash and cash equivalents of $5.0 million and $8.5 million as of December 31, 2000 and 1999, respectively.

For the years ended December 31, 2000, 1999 and 1998, the Company generated $192.7 million, $75.7 million, and $88.9 million of cash flow from operations, respectively. The increase in cash flow from operations in fiscal 2000 from fiscal 1999 primarily related to a net tax benefit of $86.3 million associated with an investment in a subsidiary and to a lesser extent improved receivables collection, decreasing the cash needed to fund accounts receivable. The decrease in cash flow from operations in fiscal 1999 from fiscal 1998 was due to payments associated with the Company's restructuring plan along with an increase in cash needed to fund accounts receivable and Company infrastructure.

For the year ended December 31, 2000, the Company used $148.8 million of cash for investing activities, primarily as a result of acquisitions in Idea Integration and to a lesser extent earn-out payments. The Company also used $25.2 million for capital expenditures. For the year ended December 31, 1999, the Company used $392.5 million of cash flow for investing activities, mainly as a result of the payment of a tax liability, net worth adjustment and certain transaction expenses of $191.4 million relating to the sale of the Company's Commercial operations and Teleservices division. Additionally, the Company used $160.7 million for acquisitions and earn-out payments, $21.2 million for capital expenditures, and $19.2 million for advances associated with the sale of the Company's Health Care division in fiscal 1998.

For the year ended December 31, 1998, the Company generated $645.0 million of cash flow from investing activities, primarily as a result of net proceeds of $840.9 million received from the Company's sale of its Commercial operations and Teleservices division. The Company also used $195.9 million for investing activities, which was comprised of cash the Company used for acquisitions and earn-out payments of $157.1 million, for capital expenditures of $22.9 million, and advances related to the sale of its discontinued Healthcare operations of $15.9 million.

In connection with the Company's sale of its health care operations, the Company entered into an agreement with the purchaser of the health care assets whereby the Company agreed to make advances to the purchaser to fund its working capital requirements. These advances were collateralized by the assets of the sold operations, primarily the accounts receivable. In the third quarter of 1999, the Company was informed by the purchaser that they would default on their obligation to the Company. The Company believed it was probable that a portion of the advances would not be repaid and accordingly, provided an allowance for the advances estimated to be uncollectible of $25.0 million. At September 30, 2000, the total amount owed to the Company, net of the $25.0 million reserve, was $13.1 million. The Company reevaluated the total amount owed to the Company and believed it was probable that the balance of the purchaser's debt to the Company of $13.1 million would not be repaid and accordingly, provided an additional allowance for the debt estimated to be uncollectible. As of December 31, 2000, the Company had fully reserved all amounts owed to the Company under this agreement.

For the year ended December 31, 2000, the Company used $47.4 million of cash for financing activities. This amount primarily represented net repayments on the Company's credit facility and on notes issued in connection with the acquisition of certain companies. These repayments were mainly funded from a net tax benefit associated with an investment in a subsidiary.

For the year ended December 31, 1999, the Company generated $223.0 million from financing activities. During fiscal 1999, this amount primarily represented net borrowings from the Company's credit facility, which was used primarily to pay the tax liability and other payments related to the sale of the Company's Commercial operations and Teleservices division. Additionally, in connection with the Company's 1998 share buyback program, the Company was refunded a portion of the purchase price in the first quarter of 1999.

For the year ended December 31, 1998, the Company used $658.6 million for financing activities of which $309.7 million was used to repurchase the Company's Common Stock, $349.5 million for net repayments on the Company's credit facility and on notes issued in connection with the acquisition of certain companies, $23.6 million related to the repurchase of the Company's 7% Convertible Senior Notes Due 2002, and the receipt of $24.2 million related to the proceeds from stock options exercised. The repayments on the Company's credit facility were mainly funded from the sale of the Company's Commercial operations and Teleservices division.

On October 31, 1998, the Company's Board of Directors authorized the repurchase of up to $200.0 million of the Company's Common Stock pursuant to a share buyback program. On December 4, 1998, the Company's Board of Directors increased the authorized share buyback program by an additional $110.0 million, bringing the total authorized repurchase amount to $310.0 million. As of December 31, 1998, the Company had repurchased approximately 21,751,000 shares under the share buyback program. Included in the shares repurchased as of December 31, 1998 were approximately 6,150,000 shares repurchased under an accelerated stock acquisition plan ("ASAP"). The Company entered into the ASAP with a brokerage firm which agreed to sell to the Company shares of its Common Stock at a certain cost. The brokerage firm borrowed these shares from its customers and was required to enter into market transactions, subject to Company approval, and purchase shares of Company Common Stock to return to its customers. The Company, pursuant to the ASAP, agreed to compensate the brokerage firm for any increases in the Company's stock price that would cause the brokerage firm to pay an amount to purchase the stock over the ASAP price. Conversely, the Company would receive a refund in the purchase price if the Company's stock price fell below the ASAP price. Subsequent to December 31, 1998, the Company used refunded proceeds from the ASAP to complete the program during January and February 1999, with the repurchase of approximately 597,000 shares, bringing the total shares repurchased under the program to approximately 22,348,000 shares for approximately $297.9 million. All of these shares were retired upon purchase. On November 4, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of December 31, 2000, no shares have been repurchased under this authorization.

The Company is also obligated under various acquisition agreements to make earn-out payments to former stockholders of acquired companies in fiscal 2001. The Company estimates that the amount of these payments will total $5.0 million for fiscal 2001.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $28.0 million.

The Company believes that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Indebtedness of the Company

The Company has a $350 million revolving credit facility which is syndicated to a group of 13 banks with Bank of America, as the principal agent. This facility expires on October 27, 2003. In addition, the Company also has a $50 million 364 day credit facility that expires on October 24, 2001. The 364 day credit facility, which has historically never been drawn upon, was reduced in fiscal 2000 from $150 million to $50 million to more closely align the Company's borrowing capacity to its anticipated funding needs. The credit facilities contain certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facilities are guaranteed by the material subsidiaries of the Company. In addition, approval is required by the majority of the lenders when the cash consideration of an individual acquisition exceeds 10% of consolidated stockholders' equity of the Company.

As of March 15, 2001, the Company had a balance of approximately $184.0 million outstanding under the $350 million credit facility. The Company also had outstanding letters of credit in the amount of $2.0 million, reducing the amount of funds available under the credit facilities to approximately $214.0 million as of March 15, 2001.

The Company has certain notes payable to shareholders of acquired companies which bear interest at rates ranging from 4.7% to 6.5%, all maturing by November 2001. As of December 31, 2000, the Company owed approximately $24.7 million in such acquisition indebtedness.

INFLATION

The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements. Generally, throughout the periods discussed above, the increases in revenue have resulted primarily from higher volumes, rather than price increases.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, an amendment to SFAS No. 133, deferring the effective date of SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, and cannot be applied retroactively. Management has determined that there will be no impact upon the adoption of SFAS No. 133; however, SFAS No. 133 could increase the volatility of reported earnings and other comprehensive income depending on future derivative instruments which may be obtained by the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company's short-term and long-term debt obligations totaled $218.7 million as of December 31, 2000 and the Company had $204.0 million available under its credit facilities. The debt obligations consist of notes payable to former shareholders of acquired corporations, which are at a fixed rate of interest, and extend through November 2001. The interest rate risk on these obligations is thus immaterial due to the dollar amount of these obligations. The interest rate on the credit facilities is variable and at a margin of 50 to 75 basis points above a base rate as defined by the applicable credit facility.

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 23% of its fiscal 2000 consolidated revenues from international operations, approximately 97% of which were from the United Kingdom. The exchange rate has decreased approximately 7% in fiscal 2000, from 1.61 at December 31, 1999 to 1.49 at December 31, 2000. The exchange rate fluctuation has not historically had a material impact on the Company's results of operations; however, if the British pound sterling continues to weaken, exchange rates could have a material adverse effect on future results of operations. The Company did not hold or enter into any foreign currency derivative instruments as of December 31, 2000.

FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

Effect of Fluctuations in the General Economy

Demand for the Company's professional business services is significantly affected by the general level of economic activity in the markets served by the Company. During periods of slowing economic activity, companies may reduce the use of outside consultants and staff augmentation services prior to undertaking layoffs of full-time employees. Also during such periods, companies may elect to defer installation of new IT systems and platforms (such as Enterprise Resource Planning systems) or upgrades to existing systems and platforms. As a result, any significant economic downturn could have a material adverse effect on the Company's results of operations or financial condition.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements: The following consolidated financial statements are included in this Annual Report on Form 10-K:



        Report of Independent Certified Public Accountants
        Consolidated Balance Sheets at December 31, 2000 and 1999
        Consolidated Statements of Income for the years ended
           December 31, 2000, 1999, and 1998
        Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 2000, 1999, and 1998
        Consolidated Statements of Cash Flows for the years ended
           December 31, 2000, 1999, and 1998
        Notes to Consolidated Financial Statements



               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Modis Professional Services, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Modis Professional Services, Inc. and its Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Jacksonville, Florida
March 23, 2001

Modis Professional Services Inc. and Subsidiaries
Consolidated Balance Sheets.


                                                                                      DECEMBER 31,      DECEMBER 31,
(dollar amounts in thousands except per share amounts)                                   2000               1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $     5,013      $      8,526
   Accounts receivable, net of allowance of $19,433 and $16,510                           343,314           330,036
   Prepaid expenses                                                                         9,404            11,199
   Deferred income taxes                                                                    6,687             8,120
   Note receivable                                                                              -            18,775
   Other                                                                                    7,889            16,113
                                                                                     ----------------------------------
      Total current assets                                                                372,307           392,769
Furniture, equipment and leasehold improvements, net                                       55,711            45,960
Goodwill, net                                                                           1,199,849         1,132,586
Other assets, net                                                                          25,693            25,080
                                                                                     ----------------------------------
    Total assets                                                                      $ 1,653,560      $  1,596,395
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                      $    24,719      $      8,662
   Accounts payable and accrued expenses                                                   50,648            90,431
   Accrued payroll and related taxes                                                       41,540            46,565
   Income taxes payable                                                                     7,012                 -
                                                                                     ----------------------------------
     Total current liabilities                                                            123,919           145,658
Notes payable, long-term portion                                                          194,000           238,615
Deferred income taxes                                                                      28,584            25,595
Other                                                                                       3,839             4,012
                                                                                     ----------------------------------
     Total liabilities                                                                    350,342           413,880
                                                                                     ----------------------------------
Commitments and contingencies (Notes 3,4 and 6)
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                          -                 -
   Common stock, $.01 par value; 400,000,000 shares authorized
      96,522,867 and 96,043,270 shares issued and outstanding, respectively                   965               960
   Additional contributed capital                                                         587,857           582,558
   Retained earnings                                                                      721,742           601,989
   Accumulated other comprehensive loss                                                    (6,945)           (2,992)
   Deferred stock compensation                                                               (401)                -
                                                                                     ----------------------------------
     Total stockholders' equity                                                         1,303,218         1,182,515
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                       $ 1,653,560      $  1,596,395
                                                                                     ==================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Modis Professional Services Inc. and Subsidiaries
Consolidated Statements of Income


                                                                               Years Ended December 31,
                                                                      ------------------------------------------
(dollar amounts in thousands except per share amounts)                      2000          1999            1998
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                               $  1,827,686   $  1,941,649   $  1,702,113
Cost of revenue                                                          1,296,834      1,415,901      1,234,537
                                                                      ------------------------------------------
   Gross Profit                                                            530,852        525,748        467,576
                                                                      ------------------------------------------
Operating expenses:
   General and administrative                                              386,327        318,593        264,551
   Depreciation and amortization                                            53,881         45,193         37,105
   Restructuring and impairment (recapture) charges                           (753)        (3,250)        34,759
   Asset write-down related to sale of discontinued operations              13,122         25,000              -
                                                                      ------------------------------------------
      Total operating expenses                                             452,577        385,536        336,415
                                                                      ------------------------------------------
Income from operations                                                      78,275        140,212        131,161
Other expense, net                                                          21,621          7,794         13,975
                                                                      ------------------------------------------
Income from continuing operations before provision for income taxes         56,654        132,418        117,186
(Benefit) provision for income taxes                                       (63,099)        50,283         48,326
                                                                      ------------------------------------------
Income from continuing operations                                          119,753         82,135         68,860
Discontinued operations (Note 17):
   Income from discontinued operations (net of income
     taxes of $20,070)                                                           -              -         30,020
   Gain on sale of discontinued operations (net of income taxes of
     $0 and $175,000 in 1999 and 1998, respectively)                             -         14,955        230,561
                                                                      ------------------------------------------
Income before extraordinary loss                                           119,753         97,090        329,441
Extraordinary loss on early extinguishment of debt
   (net of income tax benefit of $3,512)                                         -              -         (5,610)
                                                                      ------------------------------------------
Net income                                                            $    119,753   $     97,090   $    323,831
                                                                      ==========================================
Basic income per common share from continuing operations              $       1.24   $       0.85   $       0.63
                                                                      ==========================================
Basic income per common share from discontinued operations                       -              -           0.28
                                                                      ==========================================
Basic income per common share from gain on sale of
   discontinued operations                                                       -           0.16           2.12
                                                                      ==========================================
Basic income per common share from extraordinary item                            -              -          (0.05)
                                                                      ==========================================
Basic net income per common share                                     $       1.24   $       1.01   $       2.98
                                                                      ==========================================
Average common shares outstanding, basic                                    96,675         96,268        108,518
                                                                      ==========================================
Diluted income per common share from continuing operations            $       1.23   $       0.85   $       0.61
                                                                      ==========================================
Diluted income per common share from discontinued operations                     -              -           0.26
                                                                      ==========================================
Diluted income per common share from gain on sale of
   discontinued operations                                                       -           0.15           1.97
                                                                      ==========================================
Diluted income per common share from extraordinary item                          -              -          (0.05)
                                                                      ==========================================
Diluted net income per common share                                   $       1.23   $       1.00   $       2.79
                                                                      ==========================================
Average common shares outstanding, diluted                                  97,539         97,110        116,882
                                                                      ==========================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Modis Professional Services Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                                                 Accumulated
                                                                                                    Other
                                            Preferred     Common           Additional           Comprehensive   Deferred
(dollar amounts in thousands                  Stock       Stock           Contributed  Retained     Income        Stock
except per share amounts)                Shares  Amount   Shares   Amount   Capital    Earnings     (loss)     Compensation  Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                 -      -  103,692,098   $1,037  $ 634,289    $181,068    $   (95)   $(3,457)  $  812,842
Repurchase of Common Stock, net            -      -  (21,750,522)    (218)  (309,517)          -          -          -     (309,735)
Conversion of Convertible debt             -      -    6,149,339       61     71,238           -          -          -       71,299
Exercise of stock options and related
   tax benefit                             -      -    2,741,895       28     26,838           -          -          -       26,866
Vesting of restricted stock                -      -            -        -          -           -          -      3,457        3,457
Issuance of common stock related to
   business combinations                   -      -    5,473,513       55    140,880           -          -          -      140,935
Net income                                 -      -            -        -          -     323,831          -          -      323,831
Foreign currency translation               -      -            -        -          -           -        615          -          615
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 1998                 -      -   96,306,323      963    563,728     504,899        520          -    1,070,110
Repurchase of Common Stock, net            -      -     (615,687)      (6)    11,877           -          -          -       11,871
Exercise of stock options and related
   tax benefit                             -      -      352,634        3      6,953           -          -          -        6,956
Net income                                 -      -            -        -          -      97,090          -          -       97,090
Foreign currency translation               -      -            -        -          -           -     (3,512)         -       (3,512)
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 1999                 -      -   96,043,270      960    582,558     601,989     (2,992)         -    1,182,515
Exercise of stock options and related
   tax benefit                             -      -      379,597        4      4,875           -          -          -        4,879
Net income                                 -      -            -        -          -     119,753          -          -      119,753
Issuance of restricted stock               -      -      100,000        1        424           -          -       (425)           -
Vesting of restricted stock                -      -            -        -          -           -          -         24           24
Foreign currency translation               -      -            -        -          -           -     (3,953)         -       (3,953)
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 2000                 -      -   96,522,867   $  965  $ 587,857    $721,742    $(6,945)   $  (401)  $1,303,218
                                           ========================================================================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Modis Professional Services Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                                                             Years Ended December 31,
                                                                    ------------------------------------------
(dollar amounts in thousands except for per share amounts)               2000          1999           1998
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Income from continuing operations                                $  119,753      $  82,135      $   68,860
   Adjustments to income from continuing operations to net
    cash provided by operating activities:
       Restructuring and impairment (recapture)charges                    (753)        (3,250)         34,759
       Asset write-down related to sale of discontinued operations      13,122         25,000               -
       Depreciation and amortization                                    53,881         45,193          37,105
       Deferred income taxes                                             4,422         21,487          (5,750)
       Changes in assets and liabilities
         Accounts receivable                                           (13,994)         1,316         (55,712)
         Prepaid expenses and other assets                               6,805         (5,806)         (9,072)
         Accounts payable and accrued expenses                          12,802        (82,811)         14,161
         Accrued payroll and related taxes                              (3,401)        (9,523)         10,007
         Other, net                                                         78          1,918          (5,417)
                                                                    -----------------------------------------
           Net cash provided by operating activities                   192,715         75,659          88,941
                                                                    -----------------------------------------
Cash flows from investing activities:
   Proceeds from sale of net assets of discontinued
     operations, net of costs                                                -              -         840,937
   Advances associated with sale of discontinued operations,
     net of repayments                                                     (10)       (19,205)        (15,866)
   Income taxes and other cash expenses related to sale of net assets of discontinued Commercial operations
     and Teleservices division                                               -       (191,409)              -
   Purchase of furniture, equipment and leasehold
     improvements, net of disposals                                    (25,150)       (21,234)        (22,873)
   Purchase of businesses, including additional earn-outs on
     acquisitions, net of cash acquired                               (123,623)      (160,663)       (157,162)
                                                                    -----------------------------------------
           Net cash (used in) provided by investing activities        (148,783)      (392,511)        645,036
                                                                    -----------------------------------------
Cash flows from financing activities:
   Refunds (repurchases) of common stock                                     -         11,871        (309,735)
   Repurchase of convertible debentures                                      -              -         (23,581)
   Proceeds from stock options exercised                                 4,880          3,952          24,235
   Repayments on indebtedness, net                                     (52,284)       207,211        (349,500)
                                                                    -----------------------------------------
           Net cash (used in) provided by financing activities         (47,404)       223,034        (658,581)

                                                                    -----------------------------------------
Effect of exchange rate changes on cash and cash equivalents               (41)        (3,472)              -
                                                                    -----------------------------------------
Net (decrease) increase in cash and cash equivalents
   from continuing operations                                           (3,513)       (97,290)         75,396

Net cash provided by discontinued operations                                 -              -           6,482

Cash and cash equivalents, beginning of year                             8,526        105,816          23,938
                                                                    -----------------------------------------
Cash and cash equivalents, end of year                              $    5,013     $    8,526      $  105,816
                                                                    =========================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                               Years Ended December 31,
(dollar amounts in thousands except for per share amounts)                 2000           1999           1998
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                      $    22,112    $     12,631   $     26,528
   Income taxes paid                                                       11,586         179,624         40,440

COMPONENTS OF CASH USED IN DISCONTINUED OPERATIONS

   Cash provided by operating activities                                                                  81,559
   Cash used in investing activities                                                                     (39,448)
   Cash used in financing activities                                                                     (35,629)
                                                                                                      -----------
     Net cash used in discontinued operations                                                              6,482
                                                                                                      ===========







NON-CASH INVESTING AND FINANCING ACTIVITIES

During fiscal 2000, 1999 and 1998, the Company completed numerous  acquisitions.  In connection with the acquisitions, liabilities were assumed as follows:

                                                                                Years Ended December 31,
                                                                           2000           1999           1998
------------------------------------------------------------------------------------------------------------------


   Fair value of assets acquired                                      $    73,344    $     89,217   $    104,943
   Cash paid                                                              (63,550)        (72,223)       (81,784)
                                                                        ----------     -----------    -----------
   Liabilities assumed                                                $     9,794    $     16,994   $     23,159
                                                                        ==========     ===========    ===========


In fiscal 1998, Convertible Subordinated Debentures of $69,800 were converted by the Company into 6,149,339 shares of common stock. Also, additional contributed capital was increased by $1,499 relating to unamortized debt issuance costs associated with the conversion.

During fiscal 1998, in connection with the acquisition of certain companies, the Company issued 5,473,513 shares of common stock with a fair value of $140,935.





1.   DESCRIPTION OF BUSINESS

     Modis Professional Services, Inc. ('MPS' or the 'Company') is a global provider of human capital solutions including professional staffing, e-business and systems integration, information technology (IT) resource management, career management consulting, and knowledge worker e-procurement. MPS solutions enable customers and clients to effectively locate, retain, and deploy strategic knowledge worker resources in the areas of information technology, accounting and finance, law, engineering, and science.

     Headquartered in Jacksonville, Florida, MPS serves Fortune 1000 and middle market clients with approximately 241 offices located throughout the United States, Canada, the United Kingdom, and certain parts of continental Europe. MPS is one of the largest global providers of human capital solutions with revenue of $1,828 million in 2000, of which $1,399 million, or 77%, was generated in the United States and $429 million, or 23%, was generated abroad, primarily in the United Kingdom.

     MPS consists of three divisions: Prolianz, the professional business solutions division; Idea Integration, the e-business solutions division; and Modis, the information technology resource management division.

     On November 10, 2000, as a result of unfavorable market conditions, the Board of Directors of the Company cancelled the proposed plan to spin-off Modis and its subsidiary Idea Integration, (collectively the 'IT Businesses') which had been approved December 15, 1999. The operations and assets of the IT Businesses were previously reported on the 1999 annual report on Form 10-K as discontinued operations under Accounting Principals Board Opinion No. 30. Due to the cancellation of the plan to spin-off the IT Businesses, the accompanying consolidated financial statements and notes to the consolidated financial statements reflect both the results of Prolianz and the IT Businesses as continuing operations. The consolidated balance sheet as of December 31, 1999 and 1998, the consolidated statements of income and cash flows for the years ended December 31, 1999 and 1998, and the related notes to these consolidated financial statements have been reclassified from the amounts presented in the 1999 annual report on Form 10-K to include the assets, liabilities, results of operations and cash flows of the IT Businesses as part of continuing operations.


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

Furniture, Equipment, and Leasehold Improvements

     Furniture, equipment, and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 15 years. Amortization of leasehold improvements is computed using the straight-line method over the useful life of the asset or the term of the lease, whichever is shorter. The Company has developed a proprietary software package which allows the Company to implement imaging, time capture, and data-warehouse reporting. The costs associated with the development of this proprietary software package have been capitalized according to Statement of Position 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,' and are being amortized over a five-year period. Unamortized computer software costs of $13,647 and $9,309, have been included in 'Furniture, equipment and leasehold improvements, net' as of December 31, 2000 and 1999, respectively. Total depreciation and amortization expense was $16,852, $13,727 and $10,973 for 2000, 1999 and 1998, respectively.
Accumulated depreciation and amortization of furniture, equipment and leasehold improvements as of December 31, 2000 and 1999 was $57,811 and $46,336, respectively.

Goodwill

     The Company has allocated the purchase price of acquired companies according to the fair market value of the assets acquired. Goodwill represents the excess of the cost over the fair value of the net tangible assets acquired through these acquisitions, including any contingent consideration paid (as discussed in Note 3 to the Consolidated Financial Statements), and is being amortized on a straight-line basis over periods ranging from 15 to 40 years, with an average amortization period of 35 years. Management periodically reviews the potential impairment of goodwill on a undiscounted cash flow basis to assess recoverability. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down to fair value (representing the carrying amount of the goodwill that exceeds the discounted expected future cash flows) would be recorded as a period expense. Accumulated amortization was $121,639 and $84,610 as of December 31, 2000 and 1999, respectively.

Revenue Recognition

     The Company recognizes revenue at the time services are provided. In most cases, the consultant is the Company's employee and all costs of employing the worker are the responsibility of the Company and are included in cost of revenue. Management believes that the Company's revenue recognition policy is in compliance with Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements', issued by the Securities and Exchange Commission on December 3, 1999, and has not incurred any material costs for this compliance.

Foreign Operations

     The financial position and operating results of foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. See Note 14 for a discussion of foreign currency translation adjustments in total comprehensive income.

Stock Based Compensation

     The Company measures compensation expense for instruments issued pursuant to stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 ('APB No. 25'), 'Accounting for Stock Issued to Employees.' Compensation expense for employee and director stock options is equal to the aggregate difference between the market and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the purchase price are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. Pro forma information relating to the fair value of stock-based compensation, as required by Statement of Financial Accounting Standards ('SFAS') No. 123 'Accounting for Stock-Based Compensation,' for companies who elect to measure compensation expense in accordance with APB No. 25, is presented in Note 9 to the consolidated financial statements.

Advertising Costs

     The Company participates in various advertising and marketing programs. Costs associated with these advertising and marketing programs are expensed as incurred.

Income Taxes

     The provision for income taxes is based on income before taxes as reported in the accompanying Consolidated Statements of Income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, in accordance with SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment includes anticipating future income.

     During fiscal 2000, the Company recognized a tax benefit of $99,705 associated with an investment in a subsidiary. This tax benefit was partially offset by a $13.4 million valuation allowance. See Note 7 to the consolidated financial statements for presentation.

Net Income Per Common Share

     The consolidated financial statements include 'basic' and 'diluted' per share information, presented in accordance with SFAS No. 128, 'Earnings per Share.' Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations were
96.7 million, 96.3 million, and 108.5 million in fiscal 2000, 1999 and 1998, respectively. The only difference in the computation of basic and diluted earnings per share is the inclusion of 0.9 million, 0.8 million, and 8.4 million potential common shares in fiscal 2000, 1999 and 1998, respectively. The Company's potential common stock consists of employee and director stock options, and the as-if converted effect of convertible debentures. See Note 10 to the consolidated financial statements.

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

Reclassifications

     Certain amounts have been reclassified in 1998 and 1999 to conform to the 2000 presentation.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, an amendment to SFAS No. 133, deferring the effective date of SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, and cannot be applied retroactively. Management has determined that there will be no impact upon the adoption of SFAS No. 133; however, SFAS No. 133 could increase the volatility of reported earnings and other comprehensive income depending on future derivative instruments which may be obtained by the Company.

3.  ACQUISITIONS

     During fiscal 2000, 1999 and 1998, all acquisitions made by the Company were accounted for under the purchase method of accounting. The Company has allocated the purchase price according to the fair value of the assets acquired in the acquisitions. The excess of the purchase price, including any contingent consideration paid, over the fair value of the tangible assets (goodwill) is being amortized on a straight line basis over a period of 40 years for all acquisitions in fiscal 2000, 1999 and 1998.

For the year ended December 31, 2000

     The Company acquired the following companies in fiscal 2000: Catapult Technology, Inc., Brahma Software Solutions, Inc., Brahma Technolutions, Inc., T1 Design, Inc., Red Eye Digital Media, LLC, ITIC, Inc., Integral Results, Inc., G.B. Roberts & Associates, Inc. d/b/a Ramworks, and Corporate Consulting Services, Inc. Purchase consideration for these 2000 acquisitions totaled $70,940, comprised of $63,550 in cash and $7,390 in notes payable to former stockholders.

For the year ended December 31, 1999

     The Company acquired the following companies during fiscal 1999: Consulting Solutions, Inc., Brenda Pejovich & Associates, Inc., Intelligent Solutions, Ltd., Zeal, Inc., UTEK, Inc., Data Management Consultants, Inc., Open Management Systems, Inc., and Forsythe, Inc. Purchase consideration for these 1999 acquisitions totaled $91,993, comprised of $81,366 in cash and $10,627 in notes payable to former stockholders. Purchase consideration includes consideration paid after closing based on the increase in earnings before interest and taxes ('EBIT'), as defined (earn-outs). Except for the sellers of Brenda Pejovich & Associates, Inc., who are entitled to additional earn-outs of up to approximately $4,550 through fiscal 2001, the sellers for the other aforementioned 1999 acquisitions are not entitled to any additional purchase consideration.

For the year ended December 31, 1998

     The Company acquired the following companies during fiscal 1998: Technology Services Corporation, Avalon Systems Development Limited, Millard Consulting Services, Inc., Diversified Search, Inc., Diversified Health Services, Inc. f/k/a DH Services, Inc., Colvin Resources Group - Ft. Worth, Inc., Accountants Express of San Diego, Inc., Cope Management Limited, Lion Recruitment Limited, Software Knowledge Limited, Resource Control and Management Limited, and
Software Knowledge Systems Limited. Purchase consideration for these 1998 acquisitions totaled $107,866, comprised of $96,008 in cash and $11,858 in notes payable to former stockholders. Purchase consideration includes earn-outs for 1998 and 1999. The sellers for the aforementioned 1998 acquisitions are not entitled to any additional purchase consideration. Additionally, in March 1998, the Company issued 4,598,698 shares of common stock to the former shareholders of Actium, Inc. in exchange for all of their shares of Actium, Inc., and in August 1998, the Company issued 874,815 shares of Common Stock to the former shareholders of Consulting Partners, Inc. in exchange for all of their shares of Consulting Partners, Inc.

Earn-out payments

     The Company is obligated under certain acquisition agreements to make earn-out payments to former stockholders of some of the aforementioned acquired companies accounted for under the purchase method of accounting upon attainment of certain earnings targets of the acquired companies. The agreements do not specify a fixed payment of contingent consideration to be issued; however, the Company has limited its maximum exposure under some earn-out agreements to a cap which is negotiated at the time of acquisition.

     The Company records these payments as goodwill in accordance with EITF 95-8, 'Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination', rather than compensation expense. Earn-outs are utilized by the Company to supplement the partial consideration initially paid to the stockholders of the acquired companies, if certain earnings targets are achieved. All earn-out payments are tied to the ownership interests of the selling stockholders of the acquired companies rather than being contingent upon any further employment with the Company. Any former owners who remain as employees of the Company receive a compensation package which is comparable to other employees of the Company at the same level of responsibility.

     The Company has accrued contingent payments related to earn-out obligations in Accounts payable and accrued expenses of $1.1 million and $41.0 million as of December 31, 2000 and 1999, respectively. These accrued contingent payments represent the liabilities related to earn-out payments that are readily determinable, as a result of resolved and issuable earn-outs, as of the respective fiscal year ends. The Company applies the relevant profits related to the earn-out period to the earn-out formula, and determines the appropriate amount to accrue. Currently, there are no earn-out agreements that extend beyond fiscal 2001 for any of the acquired companies.

The following table summarizes goodwill:

                                                                                               December 31,
                                                                                  -------------------------------------
                                                                                     2000                         1999
------------------------------------------------------------------------------------------------------------------------
Beginning Balance of Goodwill, net                                              $ 1,132,586                  $ 1,025,240

  Goodwill recorded for companies purchased in current year                          64,989                       72,860
  Goodwill recorded for earn-out payments made, but not accrued at prior
     year-end, and other capitalizable acquisition costs                             38,203                       24,952
  Goodwill accrued, but not paid, for determinable earn-outs                          1,100                       41,000
  Amortization                                                                      (37,029)                     (31,466)
                                                                                  ---------                    ---------
     Net Increase in Balance of Goodwill                                             67,263                      107,346

Ending Balance of Goodwill, net                                                 $ 1,199,849                  $ 1,132,586
                                                                                  =========                    =========


4.  NOTES PAYABLE
Notes payable at December 31, 2000 and 1999 consisted of the following:

                                                                                                Fiscal
                                                                                     ---------------------------
                                                                                          2000            1999
- --------------------------------------------------------------------------------------------------------------
Credit facilities (weighted average interest rate of 7.34%)                          $   194,000    $    228,000
Notes payable to former shareholders of acquired companies (interest
   ranging from 4.67% to 6.45% due through November 2001)                                 24,719          19,277
                                                                                     ---------------------------
                                                                                         218,719         247,277
Current portion of notes payable                                                          24,719           8,662
                                                                                     ---------------------------
Long-term portion of notes payable                                                   $   194,000    $    238,615
                                                                                     ===========================


     The Company has a $350 million revolving credit facility which is syndicated to a group of 13 banks with Bank of America, as the principal agent. This facility expires on October 27, 2003. In addition, the Company also has a $50 million 364 day credit facility that expires on October 24, 2001. The 364 day credit facility, which has historically never been drawn upon, was reduced in fiscal 2000 from $150 million to $50 million to more closely align the Company's borrowing capacity to its anticipated funding needs. Outstanding amounts under the credit facilities bear interest at a margin of 50 to 75 basis points above a base rate as defined by the applicable credit facility. The credit facilities contain certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facilities are guaranteed by the material subsidiaries of the Company. In addition, approval is required by the majority of the lenders when the cash consideration of an individual acquisition exceeds 10% of consolidated stockholders' equity of the Company. The Company incurred certain costs directly related to obtaining the credit facilities in the amount of approximately $2.4 million. These costs have been capitalized and are being amortized over the life of the credit facilities.

     Maturities of notes payable are as follows for the fiscal years subsequent to December 31, 2000:


Fiscal year
- ------------------------------------
2001                        $ 24,719
2003                         194,000
                            --------
                            $218,719
                            ========


5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Components of accounts payable and accrued expenses as of December 31, 2000 and 1999 are as follows:

                                                                    Fiscal
                                                         ----------------------------
                                                           2000                1999
                                                         --------           ---------
Trade accounts payable                                   $ 49,548           $ 45,308
Accrued earn-out payments                                   1,100             41,000
Restructuring charge                                            -              4,123
                                                         --------            --------
Total                                                    $ 50,648           $ 90,431
                                                         ========            ========



6.  COMMITMENTS AND CONTINGENCIES:

Leases

   The Company leases office space under various noncancelable operating leases. The following is a schedule of future minimum lease payments with terms in excess of one year:


Fiscal Year
-------------------------------------------------------------------------------------------------------
2001                                                                                           $ 20,688
2002                                                                                             18,251
2003                                                                                             15,725
2004                                                                                             12,064
2005                                                                                              8,090
Thereafter                                                                                       14,102
                                                                                               --------
                                                                                               $ 88,920
                                                                                               ========

     Total rent expense for fiscal 2000, 1999 and 1998 was $25,823, $21,727, and $13,834, respectively.

Litigation

     The Company is a party to a number of lawsuits and claims arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company, its financial position, its results of operations, or its cash flows.

7.    INCOME TAXES

     A comparative analysis of the (benefit) provision for income taxes from continuing operations is as follows:

                                           Fiscal
                          ------------------------------------
                              2000         1999         1998
--------------------------------------------------------------
Current:
   Federal                $ (76,659) $   17,210     $  42,030
   State                      2,945         903         5,789
   Foreign                    6,193      10,683         6,257
                          ------------------------------------
                            (67,521)     28,796        54,076
                          ------------------------------------
Deferred:
   Federal:                   3,220      15,981        (8,256)
   State:                    (3,032)      1,696        (1,136)
   Foreign:                   4,234       3,810         3,642
                          ------------------------------------
                              4,422      21,487        (5,750)
                          ------------------------------------
                          $ (63,099) $   50,283     $  48,326
                          ====================================


     The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes is attributable to the following:

                                                                                Fiscal
                                                         -------------------------------------------------------------------
                                                           2000                   1999                    1998
                                                         -------------------------------------------------------------------
                                                          AMOUNT   PERCENTAGE    AMOUNT   PERCENTAGE     AMOUNT  PERCENTAGE
----------------------------------------------------------------------------------------------------------------------------
Tax computed using the federal statutory rate             $   19,829    35.0%   $  46,346     35.0%    $  41,015     35.0%
State income taxes, net of federal income tax effect             (87)   (0.1)       2,599      2.0         3,024      2.6
Non-deductible goodwill                                        2,957     5.2        2,628      2.0             -        -
Non-deductible goodwill impairment charge                          -       -            -        -         3,825      3.2
Foreign tax credit carryforward                               13,378    23.6            -        -             -        -
Investment in subsidiary                                     (99,705) (176.0)           -        -             -        -
Other permanent differences                                      529     0.9       (1,290)    (1.0)           462     0.4
                                                         -------------------------------------------------------------------
                                                          $  (63,099) (111.4)%  $  50,283     38.0%    $   48,326     41.2%
                                                         ===================================================================


     The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets are as follows:

                                                                                                 Fiscal
                                                                                     ---------------------------
                                                                                          2000            1999
- ----------------------------------------------------------------------------------------------------------------
Gross deferred tax assets:
   Self-insurance reserves                                                           $   2,185     $      2,609
   Allowance for doubtful accounts receivable                                            4,904            4,570
   Purchase accounting adjustments                                                       1,480            1,596
   Restructuring and impairment charge                                                       -            1,567
   Foreign tax credit carryforward                                                      22,356                -
   Net operating loss carryforward                                                       4,440                -
   Other                                                                                 3,323            4,113
                                                                                     ---------------------------
    Total gross deferred tax assets                                                     38,688           14,455
                                                                                     ---------------------------
    Valuation allowance                                                                (13,378)               -
                                                                                     ---------------------------
      Total gross deferred tax assets, net of valuation allowance                       25,310           14,455
                                                                                     ---------------------------

Gross deferred tax liabilities:
   Amortization of goodwill                                                            (44,643)         (30,023)
   Other                                                                                (2,564)          (1,907)
                                                                                     ---------------------------
      Total gross deferred tax liabilities                                             (47,207)         (31,930)
                                                                                     ---------------------------
      Net deferred tax liability                                                     $ (21,897)    $    (17,475)
                                                                                     ===========================

     The realization of deferred tax assets may be based on the utilization of carrybacks to prior taxable periods, the anticipation of future taxable income and the utilization of tax planning strategies. Management has determined that it is more likely than not that the deferred tax assets can be supported by carrybacks to federal taxable income in the federal carryback period and by expected future taxable income. The valuation allowance represents $13,378 in foreign tax credit carryforwards for which it is more likely than not that realization will not occur.


8.  EMPLOYEE BENEFIT PLANS:

Profit Sharing Plans

     The Company has a qualified contributory profit sharing plan (a 401(k) plan) which covers all full-time employees over age twenty-one with over 90 days of employment and 375 hours of service. The Company made matching contributions of approximately $7,037, $6,883, and $6,060, net of forfeitures, to the profit sharing plan for fiscal 2000, 1999 and 1998, respectively. The Company also has a non-qualified deferred compensation plan for its highly compensated employees. The non-qualified deferred compensation plan does not provide for any matching, either discretionary or formula-based, by the Company.

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

9.  STOCKHOLDERS' EQUITY

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

     On November 4, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of December 31, 2000, no shares have been repurchased under this authorization.


Incentive Employee Stock Plans

   Effective December 19, 1993, the Board of Directors approved the 1993 Stock Option Plan (the 1993 Plan) which provides for the granting of options for the purchase of up to an aggregate of 2,400,000 shares of common stock to key employees.

     Under the 1993 Plan, the Stock Option Committee (the Committee) of the Board of Directors has the discretion to award stock options, stock appreciation rights (SARS) or restricted stock options or non-qualified options and the option price shall be established by the Committee. Incentive stock options may be granted at an exercise price not less than 100% of the fair value of a share on the effective date of the grant and non-qualified options may be granted at an exercise price not less than 50% of the fair market value of a share on the effective date of the grant. The Committee has not issued non-qualified options at an exercise price less than 100% of the fair market value and, therefore, the Company has not been required to recognize compensation expense for its stock option plans.

     On August 24, 1995, the Board of Directors approved the 1995 Stock Option Plan (the 1995 Plan) which provided for the granting of options up to an aggregate of 3,000,000 shares of common stock to key employees under terms and provisions similar to the 1993 Plan. During fiscal 1998 and 1997, the 1995 Plan was amended to provide for the granting of an additional 8,000,000 and 3,000,000 shares, respectively. During fiscal 1998, the 1995 Plan was also amended to, among other things, require the exercise price of non-qualified stock options to not be less than 100% of the fair value of the stock on the date the option is granted, to limit the persons eligible to participate in the plan to employees, to eliminate the Company's ability to issue SARS and to amend the definition of a director to comply with Rule 16b-3 of the Securities Exchange Act of 1934, as amended and with Section 162(m) of the Internal Revenue Code of 1986, as amended. There were no amendments to the 1995 Plan in fiscal 2000 or 1999.

     The Company assumed the stock option plans of its subsidiaries, Career Horizons, Inc., Actium, Inc. and Consulting Partners, Inc., upon acquisition in accordance with terms of the respective merger agreements. At the date of the respective acquisitions, the assumed plans had 2,566,252 options outstanding. As of December 31, 2000 and 1999, the assumed plans had 28,841 and 198,263 options outstanding, respectively.

Non-Employee Director Stock Plan

     Effective December 29, 1993, the Board of Directors of the Company approved a stock option plan (Director Plan) for non-employee directors, whereby 600,000 shares of common stock, subsequently amended in 1997 to 1.6 million shares, have been reserved for issuance to non-employee directors. The Director Plan allows each non-employee director to purchase 60,000 shares at an exercise price equal to the fair value at the date of the grant upon election to the Board. In addition, each non-employee director is granted 20,000 options upon the anniversary date of the director's initial election date. The options become exercisable ratably over a five-year period and expire ten years from the date of the grant. However, the options are exercisable for a maximum of three years after the individual ceases to be a director and, if the director ceases to be a director within one year of appointment, the options are cancelled. In fiscal 2000, 1999 and 1998, the Company granted 500,000, 60,000 and 240,000 options, respectively, at an average exercise price of $5.13, $13.63 and $21.56, respectively.



     The following table summarizes the Company's Stock Option Plans:

                                                                                                         Weighted
                                                                                       Range of          Average
                                                                         Shares     Exercise Prices   Exercise Price
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                                              9,908,121   $ 0.83 - $33.75      $  16.76
   Granted                                                              8,560,721   $ 4.80 - $35.13      $  16.00
   Exercised                                                           (2,741,895)  $ 0.83 - $28.50      $  13.57
   Canceled                                                            (4,522,954)  $ 1.25 - $35.13      $  20.22
                                                                       ----------------------------------------------
Balance, December 31, 1998                                             11,203,993   $ 0.83 - $33.38      $  15.38
   Granted                                                              6,317,285   $ 8.13 - $16.69      $  12.92
   Exercised                                                             (352,634)  $ 0.83 - $14.44      $   7.11
   Canceled                                                            (2,115,956)  $ 4.24 - $26.13      $  16.63
                                                                       ----------------------------------------------
BALANCE, DECEMBER 31, 1999                                             15,052,688   $ 1.25 - $33.38      $  14.32
   Granted                                                              3,365,768   $ 3.56 - $18.00      $   9.70
   Exercised                                                             (379,597)  $ 1.25 - $14.70      $  12.22
   Canceled                                                            (3,421,498)  $ 2.54 - $33.38      $  12.00
                                                                       ----------------------------------------------
BALANCE, DECEMBER 31, 2000                                             14,617,361   $ 1.25 - $33.38      $  13.83
                                                                       ==============================================

     Effective December 15, 1998, the Company's Board of Directors approved a stock option repricing program whereby substantially all holders of outstanding options who were active employees (except certain officers and directors) with exercise prices above $14.44 per share were amended so as to change the exercise price to $14.44 per share, the fair value on the effective date. A total of 3,165,133 shares, with exercise prices ranging from $16.13 to $35.13, were amended under this program, all in fiscal 1998. All other terms of such options remained unchanged. See Note 19 to the consolidated financial statements on subsequent events whereby the Company in 2001 has adopted a voluntary stock option exchange plan.


     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                         Outstanding                          Exercisable
                                           ------------------------------------------- -----------------------------
                                                                        Average                        Average
                                                          Average       Exercise                       Exercise
                                            Shares        life (a)        Price          Shares         Price
--------------------------------------------------------------------------------------------------------------------
$  1.25 - $  7.56                           1,521,517     7.69          $  5.27          825,702     $  4.72
$  7.63 - $ 10.69                           1,731,073     8.86             9.31          586,507        9.45
$ 10.75 - $ 12.50                           1,617,330     7.85            11.50          777,915       11.44
$ 12.56 - $ 13.63                           1,765,250     8.56            12.99          357,598       12.92
$ 13.67 - $ 14.44                           1,674,374     6.45            14.34          966,340       14.34
$ 14.50 - $ 14.56                           1,460,000     5.12            14.50        1,441,000       14.50
$ 14.63 - $ 14.63                           1,875,000     8.00            14.63        1,855,000       14.63
$ 14.69 - $ 22.38                           2,068,483     7.45            19.29        1,216,150       20.53
$ 22.88 - $ 31.38                             871,000     5.06            26.22          870,000       26.22
$ 33.38 - $ 33.38                              33,334     3.39            33.38           33,334       33.38
                                           -------------------------------------------------------------------------
Total                                      14,617,361     7.39          $ 13.83        8,929,546     $ 14.98
                                           =========================================================================

(a) Average contractual life remaining in years.

     At year-end 1999, options with an average exercise price of $15.10 were exercisable on 6.8 million shares; at year-end 1998, options with an average exercise price of $15.49 were exercisable on 4.2 million shares.

     If the Company had elected to recognize compensation cost for options granted in 2000, 1999 and 1998, based on the fair value of the options granted at the grant date, net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                                   2000            1999           1998
--------------------------------------------------------------------------------------------------------------------------
Net Income
   As reported                                                                $    119,753   $     97,090   $    323,831
   Pro forma                                                                  $    111,984   $     80,937   $    312,029
Basic net income per common share
   As reported                                                                $       1.24   $       1.01   $       2.98
   Pro forma                                                                  $       1.16   $       0.84   $       2.88
Diluted net income per common share
   As reported                                                                $       1.23   $       1.00   $       2.79
   Pro forma                                                                  $       1.15   $       0.83   $       2.69

     The weighted average fair values of options granted during 2000, 1999 and 1998 were $4.57, $5.29, and $5.20 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                                                                 Fiscal
                                                                                ------------------------------------------
                                                                                   2000            1999           1998
--------------------------------------------------------------------------------------------------------------------------
Expected dividend yield                                                                  -              -              -
Expected stock price volatility                                                        .35            .34            .35
Risk-free interest rate                                                               4.99           6.14           5.57
Expected life of options (years)                                                      7.15           5.64           3.50

     During fiscal 1996, under the 1995 Plan, the Company's Board of Directors issued a restricted stock grant of 345,000 shares to the Company's President and Chief Executive Officer, which was scheduled to vest over a five year period. The Company recorded $4,892 in deferred compensation expense which was amortized on a straight line basis over the vesting period of the grant. In December 1998, the Company's Board of Directors removed the vesting restrictions, thus vesting the unamortized portion of the grant in the amount of $2,686. During fiscal 2000, the Company's Board of Directors issued a restricted stock grant of 100,000 shares to the Company's Chief Operating Officer - elect, which is scheduled to vest over a three year period. The Company recorded $425 in deferred compensation expense which will be amortized on a straight line basis over the vesting period of the grant.

10.  NET INCOME PER COMMON SHARE

     The calculation of basic net income per common share and diluted net income per common share from continuing and discontinued operations is presented below:

                                                                            2000           1999            1998
-----------------------------------------------------------------------------------------------------------------
Basic net income per common share computation:
   Income from continuing operations                                  $    119,753   $     82,135   $     68,860
                                                                      ------------------------------------------
   Income from discontinued operations                                $          -   $          -   $     30,020
                                                                      ------------------------------------------
   Gain on sale of discontinued operations, net of income
      taxes                                                           $          -   $     14,955   $    230,561
                                                                      ------------------------------------------
   Extraordinary loss on early extinguishment of debt,
      net of income tax benefit                                       $          -   $          -   $     (5,610)
                                                                      ------------------------------------------
Basic average common shares outstanding                                     96,675         96,268        108,518
                                                                      ------------------------------------------
   Basic income per common share from continuing
      operations                                                      $       1.24   $       0.85   $       0.63
                                                                      ==========================================
   Basic income per common share from discontinued
      operations                                                                 -              -           0.28
                                                                      ==========================================
   Basic income per common share from gain on sale of
      discontinued operations                                                    -           0.16           2.12
                                                                      ==========================================
   Basic income per common share from extraordinary loss                         -              -          (0.05)
                                                                      ==========================================
   Basic net income per common share                                  $       1.24   $       1.01   $       2.98
                                                                      ==========================================
Diluted net income per common share computation:
   Income from continuing operations                                  $    119,753   $     82,135   $     68,860
   Interest paid on convertible debt, net of tax benefit                         -              -          2,784
                                                                      ------------------------------------------
   Income and assumed conversions from continuing operations          $    119,753   $     82,135   $     71,644
                                                                      ------------------------------------------
   Average common shares outstanding                                        96,675         96,268        108,518
   Incremental shares from assumed conversions:
      Convertible debt                                                           -              -          5,699
      Stock options                                                            864            842          2,665
                                                                      ------------------------------------------
   Diluted average common shares outstanding                                97,539         97,110        116,882
                                                                      ------------------------------------------
   Diluted income per common share from continuing
      operations                                                      $       1.23   $       0.85   $       0.61
                                                                      ==========================================
   Diluted income per common share from discontinued
      operations                                                                 -              -           0.26
                                                                      ==========================================
   Diluted income per common share from gain on sale of
      discontinued operations                                                    -           0.15           1.97
                                                                      ==========================================
   Diluted income per common share from extraordinary loss                       -              -          (0.05)
                                                                      ==========================================
   Diluted net income per common share                                $       1.23   $       1.00   $       2.79
                                                                      ==========================================


     Options to purchase 12,783,433 shares of common stock that were outstanding during 2000 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

11. CONCENTRATION OF CREDIT RISK:

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash and cash equivalents with what management believes to be high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.


12.   RESTRUCTURING OF OPERATIONS AND IMPAIRMENT CHARGE

     In December 1998, the Company's Board of Directors approved an Integration and Strategic Repositioning Plan (the 'Plan') to strengthen the overall profitability of the Company by implementing a back office integration program and branch repositioning plan in an effort to consolidate or close branches whose financial performance did not meet the Company's expectations. Pursuant to the Plan, during the fourth quarter of 1998 the Company recorded a restructuring and impairment charge of $34,759. The $24,823 restructuring component of the Plan was based, in part, on the evaluation of objective evidence of probable obligations to be incurred by the Company or impairment of specifically identified assets. The $9,936 impairment component of the Plan was based on costs to write down goodwill associated with the acquisition of a subsidiary in accordance with SFAS No. 121.

     The Plan called for the consolidation or closing of 23 Prolianz branches, certain organizational improvements and the consolidation of 15 Modis back office operations. The Plan was completed in the third quarter of 2000, and based on this completion, management recaptured any balances remaining relating to the components of the Plan.

     The  following  table  summarizes  the  restructuring   activity  from  the
origination of the reserve through December 31, 2000 (in thousands):

                                Payments To        Write-Down Of        Payments On
                                 Employees       Certain Property,       Cancelled          Write-Down Of
                               Involuntarily         Plant and           Facility              Certain
                               Terminated (a)      Equipment (b)         Leases (a)        Receivables (b)         Total
                             -----------------   ------------------   ----------------   ------------------   ---------------
Balances as of
   December 31, 1998         $     7,494         $      2,476          $     8,035        $     6,818          $     24,823

1999 charges and
   write-downs                    (7,438)              (2,453)              (3,028)            (4,531)              (17,450)

Adjustment to estimated
   payments on cancelled
   facility leases                     -                    -               (3,250)(b)              -                (3,250)
                                  -------              -------              -------            -------               -------
Balances as of
   December 31, 1999                  56                   23                1,757              2,287                 4,123
                                  -------              -------              -------            -------               -------
2000 charges and
   write-downs                       (35)                 (23)              (1,091)            (2,221)               (3,370)

Recapture of outstanding
   balances (b)                      (21)                   -                 (666)               (66)                 (753)
                                  -------              -------              -------            -------               -------
Balances as of
    December, 31, 2000       $         -          $         -          $         -       $          -         $           -
                                  =======              =======              =======            =======               =======
(a): Cash;  (b): Noncash


13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable to former shareholders approximate fair value due to the short-term maturities of these assets and liabilities. Borrowings under the revolving credit facility have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is considered by management to be a reasonable estimate of its fair value. Management believes that these financial instruments bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying values for these instruments are reasonable estimates of fair value.

14.  COMPREHENSIVE INCOME

     A summary of comprehensive income for the year ended December 31, 2000, 1999 and 1998 is as follows:

                                                            Foreign
                                                           Currency             Total
                                            Net           Translation       Comprehensive
For the Year Ended,                        Income         Adjustments          Income
----------------------------------------------------------------------------------------
December 31, 2000                         $  119,753       $ (3,953)       $  115,800
December 31, 1999                         $   97,090       $ (3,512)       $   93,578
December 31, 1998                         $  323,831       $    615        $  324,446



     The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.


15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     For the Three Months Period Ended                  For the
                                       ----------------------------------------------------------     Year Ended
                                          Mar. 31,        June 30,       Sept. 30,       Dec. 31,       Dec. 31,
                                            2000            2000           2000           2000            2000
-------------------------------------------------------------------------------------------------   ---------------
Revenue                                 $   457,411   $    464,450    $    456,265   $    449,560   $  1,827,686
Gross profit                                127,511        136,116         137,505        129,720        530,852
Net income                                   13,018         12,395          86,894          7,446        119,753
Basic net income per common share              0.13           0.13            0.90           0.08           1.24
Diluted net income per common share            0.13           0.13            0.90           0.08           1.23


                                                     For the Three Months Period Ended                  For the
                                       ----------------------------------------------------------     Year Ended
                                          Mar. 31,        June 30,       Sept. 30,       Dec. 31,       Dec. 31,
                                            1999            1999           1999           1999            1999
-------------------------------------------------------------------------------------------------   ---------------
Revenue                                 $   482,866   $    501,679    $    500,062   $    457,042   $  1,941,649
Gross profit                                129,925        135,220         137,833        122,770        525,748
Income from continuing operations            24,228         25,961          15,737         16,209         82,135
Gain on sale of discontinued
   operations, net of taxes                       -              -          14,955              -         14,955
Net income                                   24,228         25,961          30,692         16,209         97,090
Basic income per common share from
   continuing operations                       0.25           0.27            0.16           0.17           0.85
Basic income per common share from
   gain on sale of discontinued
   operations                                     -              -            0.16              -           0.16
Basic net income per common share              0.25           0.27            0.32           0.17           1.01
Diluted income per common share from
   continuing operations                       0.25           0.27            0.16           0.17           0.85
Diluted income per common share from
   gain on sale of discontinued
   operations                                     -              -            0.15              -           0.15
Diluted net income per common share     $      0.25   $       0.27    $       0.31   $       0.17   $       1.00

16.   SEGMENT REPORTING

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

     The Company has three reportable segments: Prolianz, Idea Integration and Modis. The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. Prolianz, the professional business solutions division, provides experienced expertise in a wide variety of disciplines including accounting and finance, law, engineering and technical, science, career management, executive search, and human resource consulting. Idea Integration, the e-business solutions division, provides e-business strategy consulting, design and branding, application development, and integration. Modis, the information technology resource management division, offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support.

     The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2 and all intersegment sales and transfers are eliminated.

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

     The Company evaluates segment performance based on revenues, gross margin and pre-tax income from continuing operations. The Company does not allocate income taxes or unusual items to the segments. The following table summarizes segment and geographic information:

                                                                           Fiscal
                                                    -------------------------------------------------
                                                          2000              1999              1998
-----------------------------------------------------------------------------------------------------
Revenue
   Prolianz                                          $    652,626      $    592,455      $    537,973
   Idea Integration                                       241,092           168,158           114,411
   Modis                                                  933,968         1,181,036         1,049,729
                                                     ------------      ------------      ------------
         Total Revenue                               $  1,827,686      $  1,941,649      $  1,702,113
                                                     ============      ============      ============

Gross Profit
   Prolianz                                          $    217,464      $    194,993      $    165,760
   Idea Integration                                       104,925            70,209            49,531
   Modis                                                  208,463           260,546           252,285
                                                     ------------      ------------      ------------
         Total Gross Profit                          $    530,852      $    525,748      $    467,576
                                                     ============      ============      ============

Pre-tax Income from Continuing Operations
   Prolianz                                          $     61,699      $     54,390      $     50,334
   Idea Integration                                         5,842            26,540            17,775
   Modis                                                   30,399            81,032            97,811
                                                     ------------      ------------      ------------
                                                           97,940           161,962           165,920
   Charges (a)                                            (19,665)          (21,750)          (34,759)
   Corporate interest and other income                    (21,621)           (7,794)          (13,975)
                                                     ------------      ------------      ------------
   Total Pre-tax Income from Continuing Operations   $     56,654      $    132,418      $    117,186
                                                     ============      ============      ============
Geographic Areas
   Revenues
      United States                                  $  1,398,876      $  1,440,071      $  1,348,120
      U.K.                                                417,414           485,302           329,746
      Other                                                11,396            16,276            24,247
                                                     ------------      ------------      ------------
         Total                                       $  1,827,686      $  1,941,649      $  1,702,113
                                                     ============      ============      ============


                                                                          December 31,
                                                               -------------------------------
                                                                     2000              1999
----------------------------------------------------------------------------------------------

Assets
   Prolianz                                                     $    454,127      $    443,862
   Idea Integration                                                  431,293           241,873
   Modis                                                             752,431           877,675
                                                                ------------      ------------
                                                                   1,637,851         1,563,410
      Corporate                                                       15,709            32,985
                                                                ------------      ------------
         Total Assets                                           $  1,653,560      $  1,596,395
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $  1,223,932      $  1,193,021
      U.K.                                                           408,339           380,869
      Other                                                           21,289            22,505
                                                                ------------      ------------
         Total                                                  $  1,653,560      $  1,596,395
                                                                ============      ============

(a) Charges for the year ended December 31, 2000 include (1) $13,122 asset write down related to the sale of discontinued Health Care operations, (2) $7,296 of costs related to the planned separation and spin-off of the IT Businesses which was cancelled and (3) $753 restructuring charge recapture. These charges were recognized in third quarter 2000. Charges for the year ended December 31, 1999 include $25,000 asset write down related to the sale of discontinued Health Care operations and $3,250 recapture of restructuring charges. Charges for the year ended December 31, 1998 relate to restructuring and impairment charges of $34,759.

17.   DISCONTINUED OPERATIONS

     Effective September 27, 1998 and March 30, 1998, the Company sold its Commercial operations and Teleservices division, and the operations and certain assets of its Health Care division, respectively, (jointly the "Commercial Businesses"). As a result, the Commercial Businesses have been reported as a discontinued operation. The Commercial operations and Teleservices division were sold with a final adjusted purchase price of $826.2 million in cash to Randstad U.S., L.P. ('Randstad'), the U.S. operating company of Ranstad Holding nv, an international staffing company based in The Netherlands. The after-tax gain on the sale was $230.6 million. The operations and certain assets of the Health Care division were sold for consideration of $8.0 million, consisting of $3.0 million in cash and $5.0 million in a note receivable. The after-tax gain on the sale was $0.1 million.

     In connection with the Company's sale of its health care operations, the Company entered into an agreement with the purchaser of the health care assets whereby the Company agreed to make advances to the purchaser to fund its working capital requirements. These advances were collateralized by the assets of the sold operations, primarily the accounts receivable. In the third quarter of 1999, the Company was informed by the purchaser that they would default on their obligation to the Company. The Company believed it was probable that a portion of the advances would not be repaid and accordingly, provided an allowance for the advances estimated to be uncollectible of $25.0 million. At September 30, 2000, the total amount owed to the Company, net of the $25.0 million reserve, was $13.1 million. The Company reevaluated the total amount owed to the Company and believed it was probable that the balance of the purchaser's debt to the Company of $13.1 million would not be repaid and accordingly, provided an additional allowance for the debt estimated to be uncollectible. As of December 31, 2000, the Company had fully reserved all amounts owed to the Company under this agreement.

     The sale of the Commercial Businesses represents the disposal of a segment of the Company's business. The net operating results of the Commercial Businesses have been reported, net of applicable income taxes, as 'Income from Discontinued Operations'. The net cash flows of the Commercial Businesses have been reported as 'Net Cash Used In Discontinued Operations'.

     Summarized financial information for the discontinued operations for the year ended December 31, 1998 follows (in thousands):

      Revenue                                              $     919,400
      Cost of Revenue                                            708,930
      Operating Expense                                          156,180
           Operating Income                                       54,290
      Interest, net                                                4,200
      Provision for income taxes                                  20,070
           Income from discontinued operations                    30,020

     Results of the discontinued Commercial Business include the allocation of certain net common expenses for corporate support and back office functions totaling approximately $0.9 million for the year ended December 31, 1998. Corporate support and back office allocations are based on the ratio of the Company's consolidated revenues, operating income and assets to that of the discontinued Commercial Business. Additionally, the results of discontinued operations include allocations of consolidated interest expense totaling $4.2 million for fiscal 1998. Interest expense is allocated based on the historic funding needs of the discontinued operations, using a rate that approximates the weighted average interest rate outstanding for the Company for each fiscal year presented. Historic funding needs include: the purchases of property, plant and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs.

18. EXTRAORDINARY ITEM

     During fiscal 1998, the Company recognized an extraordinary after-tax charge of $5.61 million as a result of the Company's early retirement of $16.45 million of 7% Convertible Senior Notes Due 2002 and the termination of the Company's existing credit facility immediately subsequent to the sale of the Company's Commercial operations and Teleservices division.

     The Company paid a premium of $7.13 million on the early extinguishment of the 7% Senior Convertible Senior Notes and wrote off $0.37 million of related unamortized debt issuance costs. Additionally, the Company wrote off $1.63 million of unamortized debt financing costs related to the termination of the credit facility.



19. SUBSEQUENT EVENT

     In January 2001, the Company adopted the 2001 Voluntary Stock Option Exchange Plan (the 'Option Exchange Plan') in an effort to improve the retention and incentive aspects of the Company's 1995 Plan, and to provide a mechanism to return shares to the 1995 Plan for future issuance. All current employees who have received options under the Plan or who received special grants outside the 1995 Plan since the 1995 Plan was adopted are eligible to participate in the Option Exchange Plan. The Option Exchange Plan will allow eligible option holders to voluntarily cancel existing options in exchange for new options to be issued no earlier than six months and one day following termination of existing options. The exercise price of the new options will be the market price on the date of re-issue. Vested options that are cancelled will be re-granted on a one-for-one basis and will be completely vested upon re-grant. Unvested options that are cancelled will be re-granted on a one-for-two basis and will vest in equal annual installments over a three year period from the date of re-grant.

     The Option Exchange Plan was approved by the Compensation Committee and the non-employee members of the Board of Directors. The Company expects the Option Exchange Plan to be completed by mid-August. The Company does not expect to incur any compensation charges in connection with the Option Exchange Plan. For further discussion on the Option Exchange Plan see Form 8-K filed by the Company on January 25, 2001.

 PART III

     Information required by Part III is incorporated by reference to the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A ("the Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the section entitled "Election of Directors," "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section entitled "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section entitled "Principal Shareholders and Securities Ownership of Management" contained in the Proxy Statement.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1.  Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Certified Public Accountants

Consolidated  Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Income for each of the three years in the period ended December 31, 2000

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000

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

10.6(b) 364 day credit agreement by and between the Company and Bank of America. N.A. as administration agent and certain lenders named therein dated October 27, 1999. (1)

10.6(c) Amendment agreement No. 2 to 364 day credit agreement, dated October 25, 2000.

10.6(d) Amendment agreement No. 3 to revolving credit and reimbursement agreement, dated October 25, 2000.

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

10.11(a)Award notification to Marc M. Mayo under the Senior Executive
        Annual Incentive Plan.  (1)

10.12   Executive Employment Agreement with Timothy D. Payne. (4)

10.12(a)Award notification to Timothy D. Payne under the Senior Executive
        Annual Incentive Plan.  (1)

10.13   Executive Employment Agreement with George A. Bajalia. (4)

10.13(a)Amended and Restated Executive Employment Agreement with George A.
        Bajalia, effective November 1, 2000.

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

MODIS PROFESSIONAL SERVICES, INC.


By:  /s/ Timothy D. Payne
     Timothy D. Payne
     President and Chief Executive Officer

Date:  March 29, 2001

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                             Date


/s/ Timothy D. Payne             President, Chief                March 29, 2001
Timothy D. Payne                 Executive Officer and
                                 Director


/s/ Robert P. Crouch             Senior Vice President, Chief    March 29, 2001
Robert P. Crouch                 Financial Officer, Treasurer,
                                 and Chief Accounting Officer


/s/ George A. Bajalia            Senior Vice President,          March 29, 2001
George A. Bajalia                Chief Operating Officer
                                 and Director


/s/ Derek E. Dewan               Chairman of the Board           March 29, 2001
Derek E. Dewan


/s/ Michael D. Abney             Director                        March 29, 2001
Michael D. Abney


/s/ T. Wayne Davis               Director                        March 29, 2001
T. Wayne Davis


/s/ Michael L. Huyghue           Director                        March 29, 2001
Michael L. Huyghue


/s/ William M. Isaac             Director                        March 29, 2001
William M. Isaac


/s/ John R. Kennedy              Director                        March 29, 2001
John R. Kennedy


/s/ George J. Mitchell           Director                        March 29, 2001
George J. Mitchell


/s/ Peter J. Tanous              Director                        March 29, 2001
Peter J. Tanous





EXHIBIT INDEX

10.6(c) Amendment agreement No. 2 to 364 day credit agreement, dated October 25, 2000.

10.6(d) Amendment agreement No. 3 to revolving credit and reimbursement agreement, dated October 25, 2000.

10.13(a)        Amended and Restated Executive Employment Agreement with George
                A. Bajalia, effective November 1, 2000.

21              Subsidiaries of the Registrant.

23              Consent of PricewaterhouseCoopers LLP.

27              Financial Data Schedule.