Form 10-Q
period 2001-03-31
MODIS PROFESSIONAL SERVICES INC
filed 2001-05-16
CIK 924646

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 For the quarterly period ended March 31, 2001
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 For the transition period from ________ to ___________

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. April 30, 2001.

Common Stock, $0.01 par value          Outstanding: 97,742,511 (No. of shares)

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including but not limited to the specific factors discussed in Part I,
Item 2 under 'Liquidity and Capital Resources', 'Seasonality', and 'Factors Which May Impact Future Results and Financial Condition'. In some cases, you can identify forward-looking statements by terminology such as 'may,' 'should,' 'could,' 'expects,' 'plans,' 'projects,' 'anticipates,' 'believes,' 'estimates,' 'predicts,' 'potential,' or 'continues,' or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part I, Item 3, under 'Quantitative and Qualitative Disclosures About Market Risk' should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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


              Modis Professional Services, Inc. and Subsidiaries
                                     Index
Part I   Financial Information

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited)
         and December 31, 2000..............................................................................     3

         Unaudited Condensed Consolidated Statements of Income for the Three Months
         ended March 31, 2001 and 2000......................................................................     4

         Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
         ended March 31, 2001 and 2000......................................................................     5

         Notes to Condensed Consolidated Financial Statements...............................................     6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations..............    10

Item 3   Quantitative and Qualitative Disclosures About Market Risks........................................    15

Part II  Other Information

Item 1   Legal Proceedings..................................................................................    17

Item 2   Changes in Securities and Use of Proceeds..........................................................    17

Item 3   Defaults Upon Senior Securities....................................................................    17

Item 4   Submission of Matters to a Vote of Security Holders................................................    17

Item 5   Other Information..................................................................................    17

Item 6   Exhibits and Reports on Form 8-K...................................................................    17

         Signatures.........................................................................................    18

         Exhibits

Part I.  Financial Information

Item 1.  Financial Statements

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                           March 31,    December 31,
(dollar amounts in thousands except per share amounts)                                       2001          2000
--------------------------------------------------------------------------------------------------------------------
                                                                                          (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                               $    1,247     $    5,013
 Accounts receivable, net                                                                   335,302        343,314
 Prepaid expenses                                                                            12,935          9,404
 Deferred income taxes                                                                        6,739          6,687
 Other                                                                                       10,225          7,889
                                                                                         ----------     ----------
    Total current assets                                                                    366,448        372,307
Furniture, equipment and leasehold improvements, net                                         55,109         55,711
Goodwill, net                                                                             1,192,954      1,199,849
Other assets, net                                                                            23,667         25,693
                                                                                         ----------     ----------
  Total assets                                                                           $1,638,178     $1,653,560
                                                                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                                           $   14,689     $   24,719
 Accounts payable and accrued expenses                                                       52,531         50,648
 Accrued payroll and related taxes                                                           42,789         41,540
 Income taxes payable                                                                        10,332          7,012
                                                                                         ----------     ----------
   Total current liabilities                                                                120,341        123,919
Notes payable, long-term portion                                                            181,000        194,000
Deferred income taxes                                                                        31,668         28,584
Other                                                                                         4,210          3,839
                                                                                         ----------     ----------
   Total liabilities                                                                        337,219        350,342
                                                                                         ----------     ----------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 10,000,000 shares authorized;
    no shares issued and outstanding                                                              -              -
 Common stock, $.01 par value; 400,000,000 shares authorized
    97,741,561 and 96,522,867 shares issued and outstanding, respectively                       977            965
 Additional contributed capital                                                             593,126        587,857
 Retained earnings                                                                          728,160        721,742
 Accumulated other comprehensive loss                                                       (15,763)        (6,945)
 Deferred stock compensation                                                                 (5,541)          (401)
                                                                                         ----------     ----------
   Total stockholders' equity                                                             1,300,959      1,303,218
                                                                                         ----------     ----------
   Total liabilities and stockholders' equity                                            $1,638,178     $1,653,560
                                                                                         ==========     ==========


See accompanying notes to condensed consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Income

                                                                                         Three months ended March 31,
                                                                                         --------------------------
(dollar amounts in thousands except per share amounts)                                       2001           2000
-------------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)    (unaudited)
Revenue                                                                                  $  444,410     $  457,411
Cost of revenue                                                                             320,695        329,900
                                                                                         ----------     ----------
 Gross profit                                                                               123,715        127,511
                                                                                         ----------     ----------
Operating expenses:
 General and administrative                                                                  94,506         88,809
 Depreciation                                                                                 5,368          3,636
 Amortization                                                                                 9,599          8,900
                                                                                         ----------     ----------
    Total operating expenses                                                                109,473        101,345
                                                                                         ----------     ----------
Income from operations                                                                       14,242         26,166
Other expense, net                                                                            3,177          4,649
                                                                                         ----------     ----------
Income before provision for income taxes                                                     11,065         21,517
Provision for income taxes                                                                    4,647          8,499
                                                                                         ----------     ----------
Net income                                                                               $    6,418     $   13,018
                                                                                         ==========     ==========

Basic net income per common share                                                        $     0.07     $     0.13
                                                                                         ==========     ==========
Average common shares outstanding, basic                                                     97,173         96,555
                                                                                         ==========     ==========

Diluted net income per common share                                                      $     0.07     $     0.13
                                                                                         ==========     ==========
Average common shares outstanding, diluted                                                   97,359         99,082
                                                                                         ==========     ==========


See accompanying notes to condensed consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows


                                                                                  Three months ended March 31,
                                                                                  ----------------------------
(dollar amounts in thousands except per share amounts)                                   2001       2000
---------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)   (unaudited)
Cash flows from operating activities:

 Net income                                                                            $  6,418   $ 13,018
  Adjustments to net income to net cash provided by
    operating activities:
    Depreciation                                                                          5,368      3,636
    Amortization                                                                          9,599      8,900
    Deferred income taxes                                                                 3,412      3,325
    Deferred compensation                                                                   117          -
    Changes in certain assets and liabilities:
     Accounts receivable                                                                  3,052    (26,494)
     Prepaid expenses and other assets                                                   (3,745)    (3,327)
     Accounts payable and accrued expenses                                                5,522     19,281
     Accrued payroll and related taxes                                                    1,521      3,404
     Other, net                                                                            (925)        (6)
                                                                                       --------   --------
      Net cash provided by operating activities                                          30,339     21,737
                                                                                       --------   --------

Cash flows from investing activities:
 Purchase of furniture, equipment and leasehold
  improvements, net of disposals                                                         (4,766)    (6,459)
 Purchase of businesses, including additional earn-outs on
  acquisitions, net of cash acquired                                                     (1,504)   (61,134)
                                                                                       --------   --------
       Net cash used in investing activities                                             (6,270)   (67,593)
                                                                                       --------   --------

Cash flows from financing activities:
 Proceeds from stock options exercised                                                       24      4,211
 Repayments on indebtedness, net                                                        (23,030)    41,626
                                                                                       --------   --------
       Net cash (used in) provided by financing activities                              (23,006)    45,837
                                                                                       --------   --------
Effect of exchange rate changes on cash and cash equivalents                             (4,829)    (1,779)

Net decrease in cash and cash equivalents                                                (3,766)    (1,798)

Cash and cash equivalents, beginning of period                                            5,013      8,526
                                                                                       --------   --------
Cash and cash equivalents, end of period                                               $  1,247   $  6,728
                                                                                       ========   ========

See accompanying notes to condensed consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollar amounts in thousands except for per share amounts)

1.  Basis of Presentation.

    The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K, as filed with the SEC on April 2, 2001.

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


2.  Comprehensive Income

    The Company discloses other comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, 'Reporting Comprehensive Income'. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting. A summary of comprehensive income for the three months ended March 31, 2001 and 2000 is as follows:


                                                                                                   Three months ended March 31,
                                                                                                 -------------------------------
                                                                                                   2001                  2000
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                       $ 6,418                $13,018

 Unrealized loss on foreign currency
  translation adjustments (a)                                                                     (8,198)                (1,884)
 Unrealized loss on derivative
  instruments, net of deferred taxes                                                                (620)                     -
                                                                                                 -------                -------
 Total other comprehensive loss                                                                   (8,818)                (1,884)

Comprehensive (loss) income                                                                      $(2,400)               $11,134
                                                                                                 =======                =======



(a) The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

3.   Derivative Instruments and Hedging Activities

    In the first quarter of 2001, the Company adopted SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities'. The adoption of SFAS No. 133 did not have an initial impact on the Company as the Company did not hold any derivatives prior to fiscal 2001. Pursuant to SFAS No. 133, on a date the derivative contract is entered into, the Company designates the derivative as to its type and recognizes the fair value of the derivative on the balance sheet. In fiscal 2001, the Company has engaged in derivatives classified as cash flow hedges, and changes in the fair value of highly effective derivatives are recorded in 'Accumulated other comprehensive loss' on the balance sheet. The Company formally documents all relations between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking hedging transactions. The Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

   The Company has currently and in the future may enter into interest rate swap agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. Interest rate swap agreements are considered hedges of specific borrowings and differences received under the swap agreements are recognized as adjustments to interest expense. On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facilities into fixed rate debt by fixing the base rate, as defined by the applicable credit facility. The actual interest rate on the credit facilities is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial balance of $110.4 million as of February 12, 2001, which amortizes to $55.7 million on January 2, 2003 in correlation with the Company's estimate of cash flow needs. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. The agreements, which were approved by the Board of Directors, had a total notional amount of $135.4 million at March 31, 2001, with underlying rates ranging from 4.85% to 5.185%.

   Hedging interest rate exposure through the use of swaps are specifically contemplated to manage risk in keeping with management policy. The Company does not utilize derivatives for speculative purposes. These swaps are transaction-specific so that a specific debt instrument determines the amount, maturity and specifics of each swap.


4.   Stockholders' Equity

   In January 2001, the Company adopted the 2001 Voluntary Stock Option Exchange Plan (the 'Option Exchange Plan') in an effort to improve the retention and incentive aspects of the Company's 1995 Plan, and to provide a mechanism to return shares to the 1995 Plan for future issuance. All current employees as of February 12, 2001, who then held options under the Plan or who then held special grants received outside the 1995 Plan since the 1995 Plan was adopted were eligible to participate in the Option Exchange Plan. The Option Exchange Plan allowed eligible option holders to voluntarily cancel existing options in exchange for new options to be issued no earlier than six months and one day following termination of existing options. The exercise price of the new options will be the market price on the date of re-issue. Vested options that are cancelled will be re-granted on a one-for-one basis and will be completely vested upon re-grant. Unvested options that are cancelled will be re-granted on a one-for-two basis and will vest in equal annual installments over a three year period from the date of re-grant.

   The Option Exchange Plan was approved by the Compensation Committee and the non-employee members of the Board of Directors. The Company expects the Option Exchange Plan to be completed in the third quarter. The Company does not expect to incur any compensation charges in connection with the Option Exchange Plan. For further discussion on the Option Exchange Plan see Form 8-K filed by the Company on January 25, 2001.

   In January 2001, the Company's Board of Directors issued restricted stock grants of 200,000 shares and 50,000 shares to the Company's President and current Chief Executive Officer and the Company's Chief Financial Officer, respectively. In March 2001, the Company's Board of Directors issued a restricted stock grant of 960,000 shares to the Company's Chairman of the Board, which is scheduled to vest over a five year period. This stock grant was in lieu of a lump sum cash payment the Chairman and former Chief Executive Officer would have received pursuant to his employment agreement. The Company recorded $5.26 million in total deferred compensation expense which will be amortized on a straight line basis over the vesting period of the grants.

5.   Net Income per Common Share

   The calculation of basic net income per common share and diluted net income per common share is presented below:


                                                          Three months ended March 31,
                                                          ----------------------------
                                                              2001             2000
--------------------------------------------------------------------------------------
Basic income per common share computation:

  Net income                                                   $ 6,418        $13,018
                                                               =======        =======

  Basic average common shares outstanding                       97,173         96,555
                                                               =======        =======

  Basic net income per common share                            $  0.07        $  0.13
                                                               =======        =======

Diluted income per common share computation:

  Net income                                                   $ 6,418        $13,018
                                                               =======        =======

  Basic average common shares outstanding                       97,173         96,555
  Incremental shares from assumed exercise of
    stock options                                                  186          2,527
                                                               -------        -------
 Diluted average common shares outstanding                      97,359         99,082
                                                               =======        =======

 Diluted net income per common share                           $  0.07        $  0.13
                                                               =======        =======

   Options to purchase 8,809,725 shares of common stock that were outstanding during the three months ended March 31, 2001 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

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

7.   Segment Reporting

    The Company discloses segment information in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

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

    The Company evaluates segment performance based on revenues, gross margin and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The following table summarizes segment and geographic information:


                                                               Three months ended March 31,
                                                               ----------------------------
                                                               2001                    2000
----------------------------------------------------------------------------------------------
Revenue
   Prolianz                                                $  170,184              $  160,963
   Idea Integration                                            54,717                  52,781
   Modis                                                      219,509                 243,667
                                                           ----------              ----------
         Total Revenue                                     $  444,410              $  457,411
                                                           ==========              ==========

Gross Profit
   Prolianz                                                $   56,951              $   52,660
   Idea Integration                                            18,103                  22,804
   Modis                                                       48,661                  52,047
                                                           ----------              ----------
         Total Gross Profit                                $  123,715              $  127,511
                                                           ==========              ==========

Income before Provision for Income Taxes
   Prolianz                                                $   15,078              $   15,069
   Idea Integration                                            (7,409)                  2,299
   Modis                                                        6,573                   8,798
                                                           ----------              ----------
                                                               14,242                  26,166
   Corporate interest and other income                         (3,177)                 (4,649)
                                                           ----------              ----------
   Total Income before Provision for Income
    Taxes                                                  $   11,065              $   21,517
                                                           ==========              ==========
Geographic Areas
   Revenues
      United States                                        $  331,625              $  340,993
      U.K.                                                    109,769                 113,575
      Other                                                     3,016                   2,843
                                                           ----------              ----------
         Total                                             $  444,410              $  457,411
                                                           ==========              ==========


                                          March 31,                    December 31,
                                            2001                            2000
------------------------------------------------------------------------------------
Assets
   Prolianz                              $  455,407                      $  454,127
   Idea Integration                         330,432                         331,732
   Modis                                    837,874                         851,992
                                         ----------                      ----------
                                          1,623,713                       1,637,851
      Corporate                              14,465                          15,709
                                         ----------                      ----------
         Total Assets                    $1,638,178                      $1,653,560
                                         ==========                      ==========

Geographic Areas
   Identifiable Assets
      United States                      $1,208,510                      $1,223,932
      U.K.                                  409,187                         408,339
      Other                                  20,481                          21,289
                                         ----------                      ----------
         Total                           $1,638,178                      $1,653,560
                                         ==========                      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Modis Professional Services, Inc. ('MPS' or the 'Company') is a global provider of human capital solutions including professional staffing, e-business and systems integration, information technology (IT) resource management, career management consulting, and knowledge worker e-procurement. MPS's solutions enable customers and clients to effectively locate, retain, and deploy strategic knowledge worker resources in the areas of information technology, accounting and finance, law, engineering, and science. MPS consists of three divisions:
Prolianz, the professional business solutions division; Idea Integration, the e-business solutions division; and Modis, the information technology resource management division.

The following detailed analysis of operations should be read in conjunction with the 2000 Consolidated Financial Statements and related notes included in the Company's Form 10-K filed April 2, 2001.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenue. Revenue decreased $13.0 million, or 2.8%, to $444.4 million in the three months ended March 31, 2001, from $457.4 million in the year earlier period. The decrease was attributable to a decrease in revenue for the Modis division which accounted for 49.4% and 53.3% of the Company's total revenue for the three months ended March 31, 2001 and 2000, respectively. Revenue in Modis decreased $24.2 million, or 9.9%, to $219.5 million in the three months ended March 31, 2001, from $243.7 million the year earlier period. This decrease in Modis" revenue was primarily attributable to the diminished demand for information technology services. The Company's customers continue to experience a constrained ability to spend on information technology initiatives due to uncertainties relating to the state of the economy. The Company has experienced a decrease in billable headcount subsequent to the three months ended March 31, 2001. This decrease will result in a lower level of revenue from Modis if this trend continues.

Revenue in Idea Integration increased $1.9 million, or 3.6%, to $54.7 million in the three months ended March 31, 2001, from $52.8 million in the year earlier period. Contrary to the year-over-year results, Idea Integration is experiencing a weak demand for e-business consulting services which is being intensified by the uncertainties relating to the state of the economy. The Company believes that there will be a continued decrease in demand for the services provided by Idea Integration in the three month period ended June 30, 2001.

Revenue in Prolianz increased $9.2 million, or 5.7%, to $170.2 million in the three months ended March 31, 2001, from $161.0 million in the year earlier period. The increase in revenue is due to internal growth. Prolianz operates primarily through five operating units consisting of the accounting and finance, legal, engineering/technical, career management and consulting and scientific units which contributed 40.4%, 13.1%, 33.3%, 8.8% and 4.4%, respectively, of Prolianz's revenue by group during the three months ended March 31, 2001, as compared to 40.7%, 12.3%, 34.8%, 8.5% and 3.7%, respectively, during the year earlier period. Contrary to the year-over-year results, trends subsequent to the three months ended March 31, 2001, indicate a slowdown in demand for knowledge worker resources in some of the services provided by Prolianz.

Gross Profit. Gross profit decreased $3.8 million or 3.0% to $123.7 million in the three months ended March 31, 2001, from $127.5 million in the year earlier period. Gross margin decreased slightly to 27.8% in the three months ended March 31, 2001, from 27.9% in the year earlier period.

The gross margin in Idea Integration decreased to 33.1% in the three months ended March 31, 2001, from 43.2% in the year earlier period. Consultant utilization within Idea Integration decreased as a result of (1) Idea Integration's business model utilizing salaried consultants and (2) the weak demand for e-business consulting services. The Company addressed consultant utilization within Idea Integration through the downsizing of its consultant base.

The decrease in Idea Integration's gross margin was mostly offset by gross margin increases in both Modis and Prolianz. The gross margin in Modis increased to 22.2% in the three months ended March 31, 2001, from 21.4% in the year earlier period. The gross margin in Prolianz increased to 33.5% in the three months ended March 31, 2001, from 32.7% in the year earlier period.

Operating expenses. Operating expenses increased $8.2 million or 8.1% to $109.5 million in the three months ended March 31, 2001, from $101.3 million in the year earlier period. The Company's general and administrative ('G&A') expenses increased $5.7 million or 6.4% to $94.5 million in the three months ended March 31, 2001, from $88.8 million in the year earlier period. The overall increase in G&A expenses is attributable primarily to Idea Integration and to a lesser extent Prolianz. Idea Integration's G&A expenses increased $4.1 million, or 22.2%, to $22.6 million in the three months ended March 31, 2001, from $18.5 million in the year earlier period. As a percentage of revenue, Idea Integration's G&A expenses increased to 41.3% in the three months ended March 31, 2001, from 35.0% in the year earlier period. The increase in Idea Integration's G&A expenses was primarily related to an incremental $2.8 million provision for uncollectible accounts and to a lesser extent severance costs associated with reductions in its workforce in the first quarter of 2001. Prolianz's G&A expenses increased $3.7 million, or 10.9%, to $37.5 million in the three months ended March 31, 2001, from $33.8 million in the year earlier period. As a percentage of revenue, Prolianz's G&A expenses increased to 22.0% in the three months ended March 31, 2001, from 21.0% in the year earlier period. The increase in Prolianz's G&A expenses was primarily related to the internal growth of its operating units and increased expenses to support the growth of the division.

G&A expenses for Modis decreased $2.2 million, or 6.0%, to $34.4 million in the three months ended March 31, 2001, from $36.6 million in the year earlier period. The decrease in Modis' G&A expenses is associated with the decrease in revenue for the three months ended March 31, 2001, and cost reduction initiatives implemented within Modis in the fourth quarter of 2000.

Income from operations. Income from operations decreased $12.0 million, or 45.8%, to $14.2 million in the three months ended March 31, 2001, from $26.2 million in the year earlier period. The decrease in operating income is due to the lower contribution of operating income primarily from Idea Integration and to a lesser extent Modis. Income from operations for Idea Integration decreased $9.7 million, to a $7.4 million loss in the three months ended March 31, 2001, from income of $2.3 million in the year earlier period. Income from operations for Modis decreased $2.2 million, or 25.0%, to $6.6 million in the three months ended March 31, 2001, from $8.8 million in the year earlier period. Income from operations for Prolianz, however, remained constant at $15.1 million in both the three months ended March 31, 2001 and 2000. For the Company as a whole, income from operations as a percentage of revenue decreased to 3.2% in the three months ended March 31, 2001, from 5.7% in the year earlier period.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facilities and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $1.2 million, or 24.5%, to $3.7 million in the three months ended March 31, 2001, from $4.9 million in the year earlier period. The decrease in interest expense is related to the lower level of borrowings under the Company's credit facilities during the first quarter of 2001. Interest expense was offset by $0.5 million of interest and other income in the three months ended March 31, 2001, as compared to $0.3 million in the year earlier period.

Income Taxes. The Company's effective tax rate increased to 42.0% in the three months ended March 31, 2001, as compared to 39.5% in the year earlier period, due to the increased effect of non-deductible expense items on a lower level of income in the three months ended March 31, 2001.

Net Income. As a result of the foregoing, net income decreased $6.6 million, or 50.8%, to $6.4 million in the three months ended March 31, 2001, from $13.0 million in the year earlier period. Net income as a percentage of revenue decreased to 1.4% in the three months ended March 31, 2001, from 2.8% in the year earlier period. As a result of the aforementioned revenue trends in each of the Company's divisions, the Company anticipates its net income will be negatively impacted during the remainder of fiscal 2001 as compared to the level of net income produced during the three months ended March 31, 2001.

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

The Company had working capital of $246.1 million and $248.4 million as of March 31, 2001 and December 31, 2000, respectively. Included in current liabilities as of both March 31, 2001 and December 31, 2000 were amounts related to earn-out payments due to the former owners of acquired companies. The earn-out amounts were scheduled to be paid in the first and second quarters of fiscal 2001, and were capitalized to the goodwill balances related to the respective acquired companies. The Company had cash and cash equivalents of $1.2 million and $5.0 million as of March 31, 2001 and December 31, 2000, respectively.

For the three months ended March 31, 2001 and 2000, the Company generated $30.3 million and $21.7 million of cash flow from operations, respectively. The increase in cash flow from operations in the three months ended March 31, 2001 related to improved receivables collection, decreasing the cash needed to fund accounts receivable.

For the three months ended March 31, 2001, the Company used $6.3 million of cash for investing activities, of which $4.8 million were used for capital expenditures and $1.5 million for earn-out payments. For the three months ended March 31, 2000, the Company used $67.6 million of cash for investing activities, of which $61.1 million were used primarily for acquisitions in Idea Integration and to a lesser extent earn-out payments. The Company also used $6.5 million for capital expenditures.

For the three months ended March 31, 2001, the Company used $23.0 million of cash for financing activities. This amount primarily represented net repayments on the Company's credit facility and on notes issued in connection with the acquisition of certain companies. These repayments were mainly funded from cash flow from operations.

For the three months ended March 31, 2000, the Company generated $45.8 million from financing activities. This amount primarily represented net borrowings from the Company's credit facility, which was used primarily to pay for acquisitions in Idea Integration.

On November 4, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of March 31, 2001, no shares have been repurchased under this authorization.

The Company is also obligated under various acquisition agreements to make earn-out payments in fiscal 2001 to former stockholders of acquired companies. The Company estimates that the amount of these payments will total $2.3 million for the remainder of fiscal 2001, all of which were paid by April 30, 2001.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the remainder of fiscal 2001 will be approximately $15.0 million.

The Company believes that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Indebtedness of the Company

The Company has a $350 million revolving credit facility which is syndicated to a group of 13 banks with Bank of America, as the principal agent. This facility expires on October 27, 2003. In addition, the Company also has a $50 million 364 day credit facility that expires on October 24, 2001. The 364 day credit facility, which has historically never been drawn upon, was reduced in fiscal 2000 from $350 million to $50 million to more closely align the Company's borrowing capacity to its anticipated funding needs. The credit facilities contain certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facilities are guaranteed by the material subsidiaries of the Company. In addition, approval is required by the majority of the lenders when the cash consideration of an individual acquisition exceeds 10% of consolidated stockholders' equity of the Company.

As of April 30, 2001, the Company had a balance of approximately $181.0 million outstanding under the $350 million credit facility. The Company also had outstanding letters of credit in the amount of $2.0 million, reducing the amount of funds available under the credit facilities to approximately $217.0 million as of April 30, 2001.

On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facilities into fixed rate debt by fixing the base rate, as defined by the applicable credit facility. The actual interest rate on the credit facilities is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial balance of $110.4 million as of February 12, 2001, which amortizes to $55.7 million on January 2, 2003 in correlation with the Company's estimate of cash flow needs. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. The agreements, which were approved by the Board of Directors, had a total notional amount of $135.4 million at March 31, 2001, with underlying rates ranging from 4.85% to 5.185%.

The Company has certain notes payable to shareholders of acquired companies which bear interest at rates ranging from 5.0% to 7.0%, all maturing by November 2001. As of April 30, 2001, the Company owed approximately $10.1 million in such acquisition indebtedness.

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

The Company's investment portfolio consists of cash and cash equivalents including deposits in banks, government securities, money market funds, and short-term investments with maturities, when acquired, of 90 days or less. The Company is averse to principal loss and seeks to preserve its invested funds by placing these funds with high credit quality issuers. The Company constantly evaluates its invested funds to respond appropriately to a reduction in the credit rating of any investment issuer or guarantor.

The Company's short-term and long-term debt obligations totaled $195.7 million as of March 31, 2001 and the Company had $217.0 million available under its credit facilities. The short-term debt obligations include notes payable to former shareholders of acquired corporations, which are at a fixed rate of interest, and extend through November 2001. The interest rate risk on these notes is immaterial due to the dollar amount of these obligations.

On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facilities into fixed rate debt by fixing the base rate, as defined by the applicable credit facility. The actual interest rate on the credit facilities is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial balance of $110.4 million as of February 12, 2001, which amortizes to $55.7 million on January 2, 2003 in correlation with the Company's estimate of cash flow needs. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. The agreements, which were approved by the Board of Directors, had a total notional amount of $135.4 million at March 31, 2001, with underlying rates ranging from 4.85% to 5.185%. Hedging interest rate exposure through the use of swaps are specifically contemplated to manage risk in keeping with management policy. The Company does not utilize derivatives for speculative purposes. These swaps are transaction-specific so that a specific debt instrument determines the amount, maturity and specifics of each swap.

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 25% of its consolidated revenues for the three months ended March 31, 2001 from international operations, approximately 97% of which were from the United Kingdom. The exchange rate has decreased approximately 5% in the three months ended March 31, 2001, from 1.49 at December 31, 2000 to 1.42 at March 31, 2001. The exchange rate fluctuation has not historically had a material impact on the Company's results of operations; however, if the British pound sterling continues to weaken, exchange rates could have a material adverse effect on future results of operations. The Company did not hold or enter into any foreign currency derivative instruments as of March 31, 2001.

FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

Effect of Fluctuations in the General Economy

Demand for the Company's business services is significantly affected by the general level of economic activity in the markets served by the Company. During periods of slowing economic activity, companies may reduce the use of outside consultants and staff augmentation services prior to undertaking layoffs of full-time employees. Also during such periods, companies may elect to defer installation of new IT systems and platforms (such as Enterprise Resource Planning systems) or upgrades to existing systems and platforms. As a result, any significant economic downturn could have a material adverse effect on the Company's results of operations or financial condition.

The Company may also be adversely effected by consolidations through mergers and otherwise of major customers or between major customers with non-customers. These consolidations as well as corporate downsizings may result in redundant functions or services and a resulting reduction in demand by such customers for the Company's services. Also, spending for outsourced business services may be put on hold until the consolidations are completed.

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

Financial Covenants

Our credit facilities require us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control. Failure to meet those financial ratios could allow our lenders to terminate our credit facilities and to declare all amounts outstanding under those facilities to be immediately due and payable. Further, the Company may not be able to obtain replacement credit facilities on terms and conditions or at interest rates as favorable as those in current agreements.

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

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

              10.12(c) Amended and Restated Executive Employment Agreement with
                       Timothy D. Payne, effective November 1, 2000.

              10.14(a) Amended and Restated Executive Employment Agreement with
                       Robert P. Crouch, effective January 1, 2001.

              10.18    Restricted Stock Agreement with George A. Bajalia.

              10.19    Restricted Stock Agreement with Timothy D. Payne.

              10.20    Restricted Stock Agreement with Derek E. Dewan.

              10.21    Restricted Stock Agreement with Robert P. Crouch.

              10.22    Promissory Note from Timothy D. Payne.

              10.23 Consulting Agreement with Senator George J. Mitchell, effective March 31, 2001.

              10.24 Chairman Employment Agreement with Derek E. Dewan, effective March 1, 2001.


         B.   Reports on Form 8-K

              The Company filed Form 8-K, dated January 25, 2001, relating to the Company's adoption of the 2001 Voluntary Stock Option Exchange Plan.

SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                        Title                              Date

/s/ Timothy D. Payne             President, Chief                May 15, 2001
Timothy D. Payne                 Executive Officer and
                                 Director


/s/ Robert P. Crouch             Senior Vice President, Chief    May 15, 2001
Robert P. Crouch                 Financial Officer, Treasurer,
                                 and Chief Accounting Officer