Form 10-Q/A
period 2001-03-31
MODIS PROFESSIONAL SERVICES INC
filed 2001-05-18
CIK 924646

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FILED ON MAY 16, 2001 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

This filing is identical to the Quarterly Report on Form 10-Q filed via EDGAR on May 16, 2001 but for the addition of the legend appearing above.

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


Signatures                        Title                              Date

/s/ Timothy D. Payne             President, Chief                May 18, 2001
Timothy D. Payne                 Executive Officer and
                                 Director


/s/ Robert P. Crouch             Senior Vice President, Chief    May 18, 2001
Robert P. Crouch                 Financial Officer, Treasurer,
                                 and Chief Accounting Officer