Form 10-Q
period 2001-06-30
MODIS PROFESSIONAL SERVICES INC
filed 2001-08-08
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
           ACT OF 1934 For the quarterly period ended June 30, 2001
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. July 31, 2001.

Common Stock, $0.01 par value         Outstanding: 97,742,653 (No. of  shares)

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including but not limited to the specific factors discussed in Part I,
Item 2 under 'Liquidity and Capital Resources', 'Seasonality', and 'Factors Which May Impact Future Results and Financial Condition'. In some cases, you can identify forward-looking statements by terminology such as 'will,' 'may,' 'should,' 'could,' 'expects,' 'plans,' 'indicates,' 'projects,' 'anticipates,' 'believes,' 'estimates,' 'appears,' 'predicts,' 'potential,' 'continues,' 'would,' or 'become' or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part I, Item 3, under 'Quantitative and Qualitative Disclosures About Market Risk' should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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



                                 Modis Professional Services, Inc. and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited)
                 and December 31, 2000..............................................................................     3

             Unaudited Condensed Consolidated Statements of Income for the Three and Six Months
                 ended June 30, 2001 and 2000.......................................................................     4

             Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
                 ended June 30, 2001 and 2000.......................................................................     5

             Unaudited Notes to Condensed Consolidated Financial Statements.........................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    11

Item 3       Quantitative and Qualitative Disclosures About Market Risks............................................    18

Part II      Other Information

Item 1       Legal Proceedings......................................................................................    20

Item 2       Changes in Securities and Use of Proceeds..............................................................    20

Item 3       Defaults Upon Senior Securities........................................................................    20

Item 4       Submission of Matters to a Vote of Security Holders....................................................    20

Item 5       Other Information......................................................................................    21

Item 6       Exhibits and Reports on Form 8-K.......................................................................    21

             Signatures.............................................................................................    22

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets


                                                                                       June 30,         December 31,
(dollar amounts in thousands except per share amounts)                                   2001               2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $    16,907      $      5,013
   Accounts receivable, net                                                               307,376           340,827
   Prepaid expenses                                                                        11,686             9,404
   Deferred income taxes                                                                    7,477             6,687
   Other                                                                                   10,906            10,376
                                                                                     ----------------------------------
      Total current assets                                                                354,352           372,307
Furniture, equipment and leasehold improvements, net                                       55,863            55,711
Goodwill, net                                                                           1,183,256         1,199,849
Other assets, net                                                                          26,301            25,693
                                                                                     ----------------------------------
    Total assets                                                                      $ 1,619,772      $  1,653,560
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                      $     6,836      $     24,719
   Accounts payable and accrued expenses                                                   51,500            50,648
   Accrued payroll and related taxes                                                       40,134            41,540
   Income taxes payable                                                                       871             7,012
                                                                                     ----------------------------------
     Total current liabilities                                                             99,341           123,919
Notes payable, long-term portion                                                          174,000           194,000
Deferred income taxes                                                                      37,726            28,584
Other                                                                                       4,740             3,839
                                                                                     ----------------------------------
     Total liabilities                                                                    315,807           350,342
                                                                                     ----------------------------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                          -                 -
   Common stock, $.01 par value; 400,000,000 shares authorized
      97,742,511 and 96,522,867 shares issued and outstanding, respectively                   977               965
   Additional contributed capital                                                         593,130           587,857
   Retained earnings                                                                      731,741           721,742
   Accumulated other comprehensive loss                                                   (16,687)           (6,945)
   Deferred stock compensation                                                             (5,196)             (401)
                                                                                     ----------------------------------
     Total stockholders' equity                                                         1,303,965         1,303,218
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                       $ 1,619,772      $  1,653,560
                                                                                     ==================================


See accompanying notes to condensed consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Income


                                                                  Three Months Ended                  Six Months Ended
                                                            -------------------------------    -------------------------------
                                                              June 30,          June 30,          June 30,         June 30,
(dollar amounts in thousands except per share amounts)          2001              2000              2001             2000
------------------------------------------------------------------------------------------------------------------------------
                                                            (unaudited)       (unaudited)       (unaudited)      (unaudited)

Revenue                                                      $   409,639       $   464,450     $     854,049     $    921,861
Cost of revenue                                                  294,336           328,334           615,031          658,234
                                                            -------------     -------------    --------------    -------------
   Gross profit                                                  115,303           136,116           239,018          263,627
                                                            -------------     -------------    --------------    -------------
Operating expenses:
   General and administrative                                     90,915            96,814           185,421          185,623
   Depreciation                                                    5,385             4,085            10,753            7,721
   Amortization                                                    9,702             8,942            19,301           17,842
                                                            -------------     -------------    --------------    -------------
      Total operating expenses                                   106,002           109,841           215,475          211,186
                                                            -------------     -------------    --------------    -------------
Income from operations                                             9,301            26,275            23,543           52,441
Other expense, net                                                 2,207             5,787             5,384           10,436
                                                            -------------     -------------    --------------    -------------
Income before provision for income taxes                           7,094            20,488            18,159           42,005
Provision for income taxes                                         3,513             8,093             8,160           16,592
                                                            -------------     -------------    --------------    -------------
Net income                                                   $     3,581        $   12,395       $     9,999       $   25,413
                                                            =============     =============    ==============    =============

Basic net income per common share                            $      0.04        $     0.13       $      0.10       $     0.26
                                                            =============     =============    ==============    =============
Average common shares outstanding, basic                          98,018            96,699            97,596           96,627
                                                            =============     =============    ==============    =============

Diluted net income per common share                          $      0.04        $     0.13       $      0.10       $     0.26
                                                            =============     =============    ==============    =============
Average common shares outstanding, diluted                        98,193            97,207            97,776           98,145
                                                            =============     =============    ==============    =============



See accompanying notes to condensed consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                                                Six months ended June 30,
                                                                              ------------------------------
(dollar amounts in thousands except per share amounts)                              2001          2000
------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)    (unaudited)
Cash flows from operating activities:

   Net income                                                                $     9,999    $     25,413
      Adjustments to net income to net cash provided by
         by operating activities:
            Depreciation                                                          10,753           7,721
            Amortization                                                          19,301          17,842
            Deferred income taxes                                                  8,882           6,648
            Deferred compensation                                                    462               -
            Changes in certain assets and liabilities:
               Accounts receivable                                                28,416         (35,806)
               Prepaid expenses and other assets                                  (2,282)         (2,173)
               Accounts payable and accrued expenses                              (2,770)         20,077
               Accrued payroll and related taxes                                  (1,136)          1,657
               Other, net                                                         (1,728)            116
                                                                          --------------- ---------------
                 Net cash provided by operating activities                        69,897          41,495
                                                                          --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                             (10,905)        (13,784)
   Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                                          (3,807)       (110,643)
                                                                          --------------- ---------------
                  Net cash used in investing activities                          (14,712)       (124,427)
                                                                          --------------- ---------------

Cash flows from financing activities:
   Proceeds from stock options exercised                                              28           4,840
   (Repayments) borrowings on indebtedness, net                                  (37,883)         84,171
                                                                          --------------- ---------------
                  Net cash (used in) provided by financing activities            (37,855)         89,011
                                                                          --------------- ---------------
Effect of exchange rate changes on cash and cash equivalents                      (5,436)          1,782

Net increase in cash and cash equivalents                                         11,894           7,861

Cash and cash equivalents, beginning of period                                     5,013           8,526
                                                                          --------------- ---------------
Cash and cash equivalents, end of period                                    $     16,907    $     16,387
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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ('SFAS') No. 141 'Business Combinations' and No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 141 and SFAS No. 142 establish accounting and reporting standards for business combinations and for goodwill and intangible assets resulting from business combinations, respectively. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations and applies to all business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the periodic amortization of goodwill and requires impairment to be tested annually. Further, SFAS No. 142 replaces the measurement guidelines for impairment, whereby goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, and cannot be applied retroactively. SFAS No. 142 is to be applied to all recorded goodwill and intangible assets as of the date of adoption. The Company has not yet quantified the impact of adopting SFAS No. 142 in the first quarter of 2002.


2.   Comprehensive Income

     The Company discloses other comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, 'Reporting Comprehensive Income'. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting. A summary of comprehensive income for the three and six months ended June 30, 2001 and 2000 is as follows:

                                                        Three Months Ended                  Six Months Ended
                                                  -------------------------------    -------------------------------
                                                    June 30,          June 30,          June 30,         June 30,
                                                      2001              2000              2001             2000
--------------------------------------------------------------------------------------------------------------------
Net income                                         $     3,581       $    12,395     $       9,999     $     25,413

  Unrealized (loss) gain on foreign currency
     translation adjustments (a)                          (679)              440            (8,877)          (1,444)
  Unrealized loss on derivative
     instruments, net of deferred taxes                   (245)                -              (865)               -
                                                  -------------     -------------    --------------    -------------
  Total other comprehensive (loss) income                 (924)              440            (9,742)          (1,444)

Comprehensive income                               $     2,657       $    12,835     $         257     $     23,969
                                                  =============     =============    ==============    =============


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

     The Company has currently and in the future may enter into interest rate swap agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. Interest rate swap agreements are considered hedges of specific borrowings and differences received under the swap agreements are recognized as adjustments to interest expense. On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facilities into fixed rate debt by fixing the base rate, as defined by the applicable credit facility. The actual interest rate on the credit facilities is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial balance of $110.4 million as of February 12, 2001, which amortizes to $55.7 million on January 2, 2003 in correlation with the Company's estimate of cash flow needs. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. The agreements, which were approved by the Board of Directors, had a total notional amount of $136.2 million at June 30, 2001, with underlying rates ranging from 4.85% to 5.185%.

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

     In January 2001, the Company's Board of Directors issued restricted stock grants of 200,000 shares and 50,000 shares to the Company's President and current Chief Executive Officer and the Company's Chief Financial Officer, respectively. In March 2001, the Company's Board of Directors issued a restricted stock grant of 960,000 shares to the Company's Chairman of the Board, which is scheduled to vest on the fifth anniversary of issuance. The Company recorded $5.26 million in total deferred compensation expense which will be amortized on a straight line basis over the vesting period of the grants.

5.   Net Income per Common Share

     The calculation of basic net income per common share and diluted net income per common share is presented below:

                                                                 Three Months Ended                     Six Months Ended
                                                         --------------------------------       -------------------------------
                                                            June 30,          June 30,             June 30,          June 30,
                                                              2001              2000                 2001              2000
--------------------------------------------------------------------------------------------------------------------------------
Basic income per common share computation:

   Net income                                            $       3,581      $      12,395       $      9,999        $    25,413
                                                         =============      =============       =============      =============

   Average common shares outstanding                            98,018             96,699             97,596             96,627
                                                         =============      =============       =============      =============

   Basic net income per common share                     $        0.04      $        0.13       $       0.10        $      0.26
                                                         =============      =============       =============      =============

Diluted income per common share computation:

   Net income                                            $       3,581      $      12,395       $      9,999        $    25,413
                                                         =============      =============       =============      =============

     Basic average common shares outstanding                    98,018             96,699             97,596             96,627
     Incremental shares from assumed exercise of
       stock options                                               175                508                180              1,518
                                                         -------------      -------------       -------------      ------------
   Diluted average common shares outstanding                    98,193             97,207             97,776             98,145
                                                         =============      =============       =============      ============

   Diluted net income per common share                  $         0.04      $        0.13       $       0.10        $      0.26
                                                        ==============      =============       =============       ===========

     Options to purchase 3,735,928 and 6,061,122 shares of common stock that were outstanding during the three and six months ended June 30, 2001, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

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

     The Company has three reportable segments: professional services, e-Business solutions and information technology (IT) services. The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The professional services division provides experienced expertise in a wide variety of disciplines including accounting and finance, law, engineering and technical, science, career management, executive search, and human resource consulting. The e-Business solutions division, operating under the brand Idea Integration, provides e-Business strategy consulting, design and branding, application development, and integration. The IT services division, operating under the brand Modis, offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support.

     The Company evaluates segment performance based on revenues, gross profit and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The following table summarizes segment and geographic information:

                                                           Three Months Ended                   Six Months Ended
                                                    -------------------------------    --------------------------------
                                                        June 30,          June 30,          June 30,         June 30,
                                                          2001              2000              2001             2000
-----------------------------------------------------------------------------------------------------------------------
Revenue
   Professional services                             $    158,315      $    162,732      $    328,499      $    323,695
   e-Business solutions                                    48,559            60,554           103,276           113,335
   IT services                                            202,765           241,164           422,274           484,831
                                                     ------------      ------------      ------------      ------------
         Total revenue                               $    409,639      $    464,450      $    854,049      $    921,861
                                                     ============      ============      ============      ============

Gross profit
   Professional services                             $     51,912      $     54,291      $    108,863      $    106,951
   e-Business solutions                                    18,735            27,916            36,838            50,720
   IT services                                             44,656            53,909            93,317           105,956
                                                     ------------      ------------      ------------      ------------
         Total gross profit                          $    115,303      $    136,116      $    239,018      $    263,627
                                                     ============      ============      ============      ============

Income before provision for income taxes
   Professional services                             $     11,098      $     15,638      $     26,176      $     30,707
   e-Business solutions                                    (7,119)            3,312           (14,528)            5,611
   IT services                                              5,322             7,325            11,895            16,123
                                                     ------------      ------------      ------------      ------------
                                                            9,301            26,275            23,543            52,441
   Corporate interest and other income                     (2,207)           (5,787)           (5,384)          (10,436)
                                                     ------------      ------------      ------------      ------------
   Total income before provision for income taxes    $      7,094      $     20,488      $     18,159      $     42,005
                                                     ============      ============      ============      ============


Geographic Areas
   Revenues
      United States                                  $    303,162      $    357,620      $    634,786      $    698,613
      U.K.                                                103,336           104,003           213,106           217,578
      Other                                                 3,141             2,827             6,157             5,670
                                                     ------------      ------------      ------------      ------------
         Total                                       $    409,639      $    464,450      $    854,049      $    921,861
                                                     ============      ============      ============      ============



                                                                    June 30,       December 31,
                                                                      2001              2000
----------------------------------------------------------------------------------------------

Assets
   Professional services                                        $    464,157      $    454,127
   e-Business solutions                                              327,008           331,732
   IT services                                                       813,928           851,992
                                                                ------------      ------------
                                                                   1,605,093         1,637,851
      Corporate                                                       14,679            15,709
                                                                ------------      ------------
         Total assets                                           $  1,619,772      $  1,653,560
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $  1,186,512      $  1,223,932
      U.K.                                                           413,020           408,339
      Other                                                           20,240            21,289
                                                                ------------      ------------
         Total                                                  $  1,619,772      $  1,653,560
                                                                ============      ============

8.   Income Taxes

     The Company is subject to periodic review by federal, state and local taxing authorities in the ordinary course of business. During the three months ended June 30, 2001, the Company was notified by the Internal Revenue Service that certain prior year income tax returns will be examined. As part of this examination, the tax benefit associated with an investment in a subsidiary that the Company recognized in 2000 will also be reviewed. The impact or adjustment, if any, as a result of this examination cannot be reasonably estimated at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Modis Professional Services, Inc. ('MPS' or the 'Company') is a global provider of human capital solutions including professional staffing, e-Business and systems integration, information technology (IT) resource management, career management consulting, and knowledge worker e-procurement. MPS' solutions enable customers and clients to effectively locate, retain, and deploy strategic knowledge worker resources in the areas of information technology, accounting and finance, law, engineering and technical, and science. MPS consists of three divisions: the professional services division; the e-Business solutions division, operating under the brand Idea Integration; and the information technology services division, operating under the brand Modis.

The following detailed analysis of operations should be read in conjunction with the 2000 Consolidated Financial Statements and related notes included in the Company's Form 10-K filed April 2, 2001.


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenue. Revenue decreased $54.9 million, or 11.8%, to $409.6 million in the three months ended June 30, 2001, from $464.5 million in the year earlier period. The decrease was attributable primarily to a decrease in revenue for Modis which accounted for 49.5% and 51.9% of the Company's total revenue for the three months ended June 30, 2001 and 2000, respectively. Revenue in Modis decreased $38.4 million, or 15.9%, to $202.8 million in the three months ended June 30, 2001, from $241.2 million the year earlier period. This decrease in Modis' revenue was primarily attributable to the diminished demand for information technology services. The Company's customers continue to experience a constrained ability to spend on information technology initiatives due to uncertainties relating to the state of the economy. The Company has experienced a decrease in billable headcount for Modis subsequent to the three months ended June 30, 2001. This decrease will result in a lower level of revenue from Modis if this trend continues.

Revenue in Idea Integration decreased $12.0 million, or 19.8%, to $48.6 million in the three months ended June 30, 2001, from $60.6 million in the year earlier period. This decrease in Idea Integration's revenue was primarily attributable to weak demand for e-Business consulting services which is being intensified by the uncertainties relating to the state of the economy. The Company has experienced a decrease in billable headcount for Idea Integration subsequent to the three months ended June 30, 2001. This decrease will result in a lower level of revenue from Idea Integration if this trend continues.

Revenue in the professional services division decreased $4.4 million, or 2.7%, to $158.3 million in the three months ended June 30, 2001, from $162.7 million in the year earlier period. This decrease in the professional services division's revenue was primarily attributable to the diminished demand for knowledge worker resources in the services provided by the division. The professional services division operates primarily through five operating units consisting of the accounting and finance, legal, engineering/technical, career management and consulting and scientific units which contributed 40.4%, 12.2%, 34.6%, 9.1% and 3.7%, respectively, of the division's revenue by group during the three months ended June 30, 2001, as compared to 40.5%, 12.6%, 34.5%, 8.3% and 4.1%, respectively, during the year earlier period. The Company has experienced a decrease in billable headcount for the professional services division subsequent to the three months ended June 30, 2001. This decrease will result in a lower level of revenue from the division if this trend continues.

Gross Profit. Gross profit decreased $20.8 million or 15.3% to $115.3 million in the three months ended June 30, 2001, from $136.1 million in the year earlier period. Gross margin decreased to 28.1% in the three months ended June 30, 2001, from 29.3% in the year earlier period.

The gross margin in Idea Integration decreased to 38.6% in the three months ended June 30, 2001, from 46.1% in the year earlier period. Consultant utilization within Idea Integration decreased as a result of (1) Idea Integration's business model utilizing salaried consultants and (2) the weak demand for e-Business consulting services. The Company addressed consultant utilization within Idea Integration through the downsizing of its consultant base. Additionally, the gross profit generated from Idea Integration, which historically maintains the highest gross margin amongst the three divisions, decreased to 16.2% of the Company's total gross profit for the three months ended June 30, 2001, from 20.5% in the year earlier period.

The gross margin in Modis decreased slightly to 22.0% in the three months ended June 30, 2001, from 22.4% in the year earlier period. The decrease in gross margin in Modis is attributable to a lower level of direct hire and permanent placement fees, which generate a higher margin, in the three months ended June 30, 2001 as compared to the year earlier period. As a percentage of revenue, Modis' direct hire and permanent placement fees decreased to 0.5% of revenue in the three months ended June 30, 2001 from 1.2% in the year earlier period.

The gross margin in the professional services division decreased to 32.8% in the three months ended June 30, 2001, from 33.4% in the year earlier period. The decrease in gross margin in the professional services division is attributable to a lower level of direct hire and permanent placement fees in the three months ended June 30, 2001 as compared to the year earlier period. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 6.6% of revenue in the three months ended June 30, 2001 from 8.8% in the year earlier period.

Operating expenses. Operating expenses decreased $3.8 million or 3.5% to $106.0 million in the three months ended June 30, 2001, from $109.8 million in the year earlier period. The Company's general and administrative ("G&A") expenses decreased $5.9 million or 6.1% to $90.9 million in the three months ended June 30, 2001, from $96.8 million in the year earlier period. The overall decrease in G&A expenses is attributable to Modis. Modis' G&A expenses decreased $7.9 million, or 20.0%, to $31.6 million in the three months ended June 30, 2001, from $39.5 million in the year earlier period. As a percentage of revenue, Modis' G&A expenses decreased to 15.6% in the three months ended June 30, 2001, from 16.4% in the year earlier period. The decrease in Modis' G&A expenses is associated with the decrease in revenue for the three months ended June 30, 2001, and cost reduction initiatives implemented within Modis in both the first quarter of 2001 and the fourth quarter of 2000.

Idea Integration's G&A expenses increased $0.5 million, or 2.2%, to $22.8 million in the three months ended June 30, 2001, from $22.3 million in the year earlier period. As a percentage of revenue, Idea Integration's G&A expenses increased to 47.0% in the three months ended June 30, 2001, from 36.8% in the year earlier period. The increase in Idea Integration's G&A expenses was related primarily to an incremental $7.1 million provision for uncollectible accounts and to a lesser extent severance costs associated with reductions in its workforce in the second quarter of 2001.

The professional services division's G&A expenses increased $1.4 million, or 4.0%, to $36.4 million in the three months ended June 30, 2001, from $35.0 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 23.0% in the three months ended June 30, 2001, from 21.5% in the year earlier period. The increase in the professional services division's G&A expenses was related to an increase in the level of spending to establish the corporate infrastructure in the division. During the second quarter of 2001, the Company eliminated many of these duplicative corporate infrastructure responsibilities in the division, integrating these efforts into the MPS corporate structure. Integrating these efforts are expected to lower the level of spending in the professional services division for the remainder of fiscal 2001.

Income from operations. Income from operations decreased $17.0 million, or 64.6%, to $9.3 million in the three months ended June 30, 2001, from $26.3 million in the year earlier period. The decrease in operating income is due to the lower contribution of operating income primarily from Idea Integration and to a lesser extent the professional services division and Modis. Income from operations for Idea Integration decreased $10.4 million, to a $7.1 million loss in the three months ended June 30, 2001, from income of $3.3 million in the year earlier period. Income from operations for the professional services division decreased $4.5 million, or 28.8%, to $11.1 million in the three months ended June 30, 2001, from $15.6 million in the year earlier period. Income from operations for Modis decreased $2.0 million, or 27.4 %, to $5.3 million in the three months ended June 30, 2001, from $7.3 million in the year earlier period. For the Company as a whole, income from operations as a percentage of revenue decreased to 2.3% in the three months ended June 30, 2001, from 5.7% in the year earlier period.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facilities and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $3.7 million, or 58.7%, to $2.6 million in the three months ended June 30, 2001, from $6.3 million in the year earlier period. The decrease in interest expense is related to the lower level of borrowings under the Company's credit facilities during the second quarter of 2001. Interest expense was offset by $0.4 million of interest and other income in the three months ended June 30, 2001, as compared to $0.5 million in the year earlier period.

Income Taxes. The Company's effective tax rate increased to 49.5% in the three months ended June 30, 2001, as compared to 39.5% in the year earlier period, due to the increased effect of non-deductible expense items on a lower level of income in the three months ended June 30, 2001.

Net Income. As a result of the foregoing, net income decreased $8.8 million, or 71.0%, to $3.6 million in the three months ended June 30, 2001, from $12.4 million in the year earlier period. Net income as a percentage of revenue decreased to 0.9% in the three months ended June 30, 2001, from 2.7% in the year earlier period. As a result of the aforementioned revenue trends in each of the Company's divisions, the Company anticipates its net income will be negatively impacted during the remainder of fiscal 2001 as compared to the level of net income produced during the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenue. Revenue decreased $67.9 million, or 7.4%, to $854.0 million in the six months ended June 30, 2001, from $921.9 million in the year earlier period. The decrease was attributable primarily to a decrease in revenue for Modis which accounted for 49.4% and 52.6% of the Company's total revenue for the six months ended June 30, 2001 and 2000, respectively. Revenue in Modis decreased $62.5 million, or 12.9%, to $422.3 million in the six months ended June 30, 2001, from $484.8 million the year earlier period. This decrease in Modis' revenue was primarily attributable to the diminished demand for information technology services. The Company's customers continue to experience a constrained ability to spend on information technology initiatives due to uncertainties relating to the state of the economy. The Company has experienced a decrease in billable headcount for Modis subsequent to the six months ended June 30, 2001. This decrease will result in a lower level of revenue from Modis if this trend continues.

Revenue in Idea Integration decreased $10.0 million, or 8.8%, to $103.3 million in the six months ended June 30, 2001, from $113.3 million in the year earlier period. This decrease in Idea Integration's revenue was primarily attributable to weak demand for e-Business consulting services which is being intensified by the uncertainties relating to the state of the economy. The Company has experienced a decrease in billable headcount for Idea Integration subsequent to the six months ended June 30, 2001. This decrease will result in a lower level of revenue from Idea Integration if this trend continues.

Revenue in the professional services division increased $4.8 million, or 1.5%, to $328.5 million in the six months ended June 30, 2001, from $323.7 million in the year earlier period. The increase in revenue is due to internal growth. The professional services division operates primarily through five operating units consisting of the accounting and finance, legal, engineering/technical, career management and consulting and scientific units which contributed 40.5%, 12.3%, 34.7%, 8.8% and 3.7%, respectively, of the division's revenue by group during the six months ended June 30, 2001, as compared to 40.4%, 12.9%, 33.9%, 8.6% and 4.2%, respectively, during the year earlier period. Contrary to the year-over-year results, the professional services division is experiencing a diminished demand for knowledge worker resources in the services provided by its operating units. Further, the Company has experienced a decrease in billable headcount for the professional services division subsequent to the six months ended June 30, 2001. This decrease will result in a lower level of revenue from the division if this trend continues.

Gross Profit. Gross profit decreased $24.6 million or 9.3% to $239.0 million in the six months ended June 30, 2001, from $263.6 million in the year earlier period. Gross margin decreased to 28.0% in the six months ended June 30, 2001, from 28.6% in the year earlier period. This decrease in gross margin was attributable to Idea Integration. The gross margin in Idea Integration decreased to 35.7% in the six months ended June 30, 2001, from 44.8% in the year earlier period. Consultant utilization within Idea Integration decreased as a result of
(1) Idea Integration's business model utilizing salaried consultants and (2) the weak demand for e-Business consulting services. The Company addressed consultant utilization within Idea Integration through the downsizing of its consultant base. Additionally, the gross profit generated from Idea Integration, which historically maintains the highest gross margin amongst the three divisions, decreased to 15.4% of the Company's total gross profit for the six months ended June 30, 2001, from 19.2% in the year earlier period.

The gross margin in Modis increased to 22.1% in the six months ended June 30, 2001, from 21.9% in the year earlier period. The gross margin in the professional services division increased slightly to 33.1% in the six months ended June 30, 2001, from 33.0% in the year earlier period.

Operating expenses. Operating expenses increased $4.3 million or 2.0% to $215.5 million in the six months ended June 30, 2001, from $211.2 million in the year earlier period. The Company's G&A expenses decreased $0.2 million or 0.1% to $185.4 million in the six months ended June 30, 2001, from $185.6 million in the year earlier period. The overall decrease in G&A expenses is attributable to Modis. Modis' G&A expenses decreased $10.1 million, or 13.3%, to $66.0 million in the six months ended June 30, 2001, from $76.1 million in the year earlier period. As a percentage of revenue, Modis' G&A expenses decreased slightly to 15.6% in the six months ended June 30, 2001, from 15.7% in the year earlier period. The decrease in Modis' G&A expenses is associated with the decrease in revenue for the six months ended June 30, 2001, and cost reduction initiatives implemented within Modis in both the first quarter of 2001 and the fourth quarter of 2000.

Idea Integration's G&A expenses increased $4.7 million, or 11.5%, to $45.4 million in the six months ended June 30, 2001, from $40.7 million in the year earlier period. As a percentage of revenue, Idea Integration's G&A expenses increased to 44.0% in the six months ended June 30, 2001, from 35.9% in the year earlier period. The increase in Idea Integration's G&A expenses was related primarily to an incremental $9.9 million provision for uncollectible accounts and to a lesser extent severance costs associated with reductions in its workforce in the first six months of 2001.

The professional services division's G&A expenses increased $5.1 million, or 7.4%, to $73.9 million in the six months ended June 30, 2001, from $68.8 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 22.5% in the six months ended June 30, 2001, from 21.3% in the year earlier period. The increase in the professional services division's G&A expenses was related to an increase in the level of spending to establish the corporate infrastructure in the division. During the second quarter of 2001, the Company eliminated many of these duplicative corporate infrastructure responsibilities in the division, integrating these efforts into the MPS corporate structure. Integrating these efforts are expected to lower the level of spending in the professional services division for the remainder of fiscal 2001.

Income from operations. Income from operations decreased $28.9 million, or 55.2%, to $23.5 million in the six months ended June 30, 2001, from $52.4 million in the year earlier period. The decrease in operating income is due to the lower contribution of operating income primarily from Idea Integration and to a lesser extent the professional services division and Modis. Income from operations for Idea Integration decreased $20.1 million, to a $14.5 million loss in the six months ended June 30, 2001, from income of $5.6 million in the year earlier period. Income from operations for the professional services division decreased $4.5 million, or 14.7%, to $26.2 million in the six months ended June 30, 2001, from $30.7 million in the year earlier period. Income from operations for Modis decreased $4.2 million, or 26.1%, to $11.9 million in the six months ended June 30, 2001, from $16.1 million in the year earlier period. For the Company as a whole, income from operations as a percentage of revenue decreased to 2.8% in the six months ended June 30, 2001, from 5.7% in the year earlier period.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facilities and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $4.9 million, or 43.8%, to $6.3 million in the six months ended June 30, 2001, from $11.2 million in the year earlier period. The decrease in interest expense is related to the lower level of borrowings under the Company's credit facilities during the first six months of 2001. Interest expense was offset by $0.9 million of interest and other income in the six months ended June 30, 2001, as compared to $0.8 million in the year earlier period.

Income Taxes. The Company's effective tax rate increased to 44.9% in the six months ended June 30, 2001, as compared to 39.5% in the year earlier period, due to the increased effect of non-deductible expense items on a lower level of income in the six months ended June 30, 2001.

Net Income. As a result of the foregoing, net income decreased $15.4 million, or 60.6%, to $10.0 million in the six months ended June 30, 2001, from $25.4 million in the year earlier period. Net income as a percentage of revenue decreased to 1.2% in the six months ended June 30, 2001, from 2.8% in the year earlier period. As a result of the aforementioned revenue trends in each of the Company's divisions, the Company anticipates its net income will be negatively impacted during the remainder of fiscal 2001 as compared to the level of net income produced during the six months ended June 30, 2001.

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

The Company had working capital of $255.0 million and $248.4 million as of June 30, 2001 and December 31, 2000, respectively. The Company had cash and cash equivalents of $16.9 million and $5.0 million as of June 30, 2001 and December 31, 2000, respectively.

For the six months ended June 30, 2001 and 2000, the Company generated $69.9 million and $41.5 million of cash flow from operations, respectively. The increase in cash flow from operations in the six months ended June 30, 2001 related to improved receivables collection, decreasing the cash needed to fund accounts receivable.

For the six months ended June 30, 2001, the Company used $14.7 million of cash for investing activities, of which $10.9 million were used for capital expenditures and $3.8 million for earn-out payments. For the six months ended June 30, 2000, the Company used $124.4 million of cash for investing activities, of which $110.6 million were used primarily for acquisitions in Idea Integration and to a lesser extent earn-out payments. The Company also used $13.8 million for capital expenditures.

For the six months ended June 30, 2001, the Company used $37.9 million of cash for financing activities. This amount primarily represented net repayments on the Company's credit facility and on notes issued in connection with the acquisition of certain companies. These repayments were mainly funded from cash flow from operations.

For the six months ended June 30, 2000, the Company generated $89.0 million from financing activities. This amount primarily represented net borrowings from the Company's credit facility, which was used primarily to pay for acquisitions in Idea Integration and to a lesser extent earn-out payments.

On November 4, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of June 30, 2001, no shares have been repurchased under this authorization.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the remainder of fiscal 2001 will be approximately $10.0 million.

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

As of July 31, 2001, the Company had a balance of approximately $156.0 million outstanding under the $350 million credit facility. The Company also had outstanding letters of credit in the amount of $2.0 million, reducing the amount of funds available under the credit facilities to approximately $242.0 million as of July 31, 2001.

On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facilities into fixed rate debt by fixing the base rate, as defined by the applicable credit facility. The actual interest rate on the credit facilities is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial balance of $110.4 million as of February 12, 2001, which amortizes to $55.7 million on January 2, 2003 in correlation with the Company's estimate of cash flow needs. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. The agreements, which were approved by the Board of Directors, had a total notional amount of $136.2 million at June 30, 2001, with underlying rates ranging from 4.85% to 5.185%.

The Company has certain notes payable to shareholders of acquired companies which bear interest at rates ranging from 5.0% to 7.0%, the majority of which mature by November 2001. As of July 31, 2001, the Company owed approximately $6.8 million in such acquisition indebtedness.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ('SFAS') No. 141 'Business Combinations' and No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 141 and SFAS No. 142 establish accounting and reporting standards for business combinations and for goodwill and intangible assets resulting from business combinations, respectively. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations and applies to all business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the periodic amortization of goodwill and requires impairment to be tested annually. Further, SFAS No. 142 replaces the measurement guidelines for impairment, whereby goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, and cannot be applied retroactively. SFAS No. 142 is to be applied to all recorded goodwill and intangible assets as of the date of adoption. The Company has not yet quantified the impact of adopting SFAS No. 142 in the first quarter of 2002.

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

The Company's investment portfolio consists of cash and cash equivalents including deposits in banks, government securities, money market funds, and short-term investments with maturities, when acquired, of 90 days or less. The Company is adverse to principal loss and seeks to preserve its invested funds by placing these funds with high credit quality issuers. The Company constantly evaluates its invested funds to respond appropriately to a reduction in the credit rating of any investment issuer or guarantor.

The Company's short-term and long-term debt obligations totaled $180.8 million as of June 30, 2001 and the Company had $224.0 million available under its credit facilities. The short-term debt obligations include notes payable to former shareholders of acquired corporations, which are at a fixed rate of interest, the majority of which mature by November 2001. The interest rate risk on these notes is immaterial due to the dollar amount of these obligations.

On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facilities into fixed rate debt by fixing the base rate, as defined by the applicable credit facility. The actual interest rate on the credit facilities is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial balance of $110.4 million as of February 12, 2001, which amortizes to $55.7 million on January 2, 2003 in correlation with the Company's estimate of cash flow needs. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. The agreements, which were approved by the Board of Directors, had a total notional amount of $136.2 million at June 30, 2001, with underlying rates ranging from 4.85% to 5.185%. Hedging interest rate exposure through the use of swaps are specifically contemplated to manage risk in keeping with management policy. The Company does not utilize derivatives for speculative purposes. These swaps are transaction-specific so that a specific debt instrument determines the amount, maturity and specifics of each swap.

The Company prepared sensitivity analyses of its borrowings under the credit facilities and its financial instruments to determine the impact of hypothetical changes in interest rates on the Company's results of operations, cash flows and the fair value of its financial instruments. The interest-rate analysis assumed a 50 basis point adverse change in interest rates on all borrowings under the credit facilities and financial instruments, representing approximately 10% of the Company's weighted average borrowing rate. However, the interest-rate analysis did not consider the effects of the reduced level of economic activity that could exist in such an environment. A 50 basis point adverse move in interest rates on the Company's outstanding borrowings under the credit facilities would have an immaterial impact on the Company's results of operations and cash flows. However, a 50 basis point adverse move in interest rates would decrease the fair value of the Company's interest rate swap agreements by $0.6 million.

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 26% of its consolidated revenues for the six months ended June 30, 2001 from international operations, approximately 97% of which were from the United Kingdom. The exchange rate has decreased approximately 5% in the six months ended June 30, 2001, from 1.49 at December 31, 2000 to 1.42 at June 30, 2001. The Company prepared sensitivity analyses to determine the adverse impact of hypothetical changes in the British pound sterling, relative to the U.S. Dollar, on the Company's results of operations and cash flows. However, the analysis did not include the potential impact on sales levels resulting from a change in the British pound sterling. An additional 10% adverse movement in the exchange rate would have had an immaterial impact on the Company's cash flows and financial position for the six months ended June 30, 2001. While fluctuations in the British pound sterling did not historically have a material impact on the Company's results of operations, the lower level of earnings resulting from a decrease in demand for the services provided by the Company's domestic operations have increased the impact of exchange rate fluctuations. However, the Company did not hold or enter into any foreign currency derivative instruments as of June 30, 2001.

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

The Company may also be adversely affected by consolidations through mergers and otherwise of major customers or between major customers with non-customers. These consolidations as well as corporate downsizings may result in redundant functions or services and a resulting reduction in demand by such customers for the Company's services. Also, spending for outsourced business services may be put on hold until the consolidations are completed.

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

Financial Covenants

The Company's credit facilities require that specified financial ratios be maintained. The Company's ability to meet these financial ratios can be affected by events beyond its control. Failure to meet those financial ratios could allow its lenders to terminate the credit facilities and to declare all amounts outstanding under those facilities to be immediately due and payable. Further, the Company may not be able to obtain replacement credit facilities on terms and conditions or at interest rates as favorable as those in current agreements.

Part II.  Other Information

Item 1.  Legal Proceedings

         No disclosure required.

Item 2.  Changes in Securities and Use of Proceeds

         No disclosure required.

Item 3.  Defaults Upon Senior Securities

         No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company's shareholders was held on May 30, 2001. Proxies were solicited from shareholders of record on the close of business on April 4, 2001. On April 4, 2001, there were 96,731,561 shares outstanding and entitled to vote at the Annual Meeting. The shareholder vote on the issues presented at the Annual Meeting was as follows:

ELECTION OF DIRECTORS

All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their names:

Name                                            For          Withhold Authority
-------------------------------------------------------------------------------
Derek E. Dewan                                81,908,579            6,735,561
Timothy D. Payne                              82,398,134            6,246,006
George A. Bajalia                             83,073,891            5,570,249
Peter J. Tanous                               82,637,997            6,006,143
T. Wayne Davis                                82,615,039            6,029,101
John R. Kennedy                               83,126,240            5,517,900
Michael D. Abney                              82,093,410            6,550,730
William M. Isaac                              83,119,297            5,524,843
George J. Mitchell                            80,839,612            7,804,528
Michael L. Huyghue                            83,067,847            5,576,293

Effective June 15, 2001, Mr. George A. Bajalia resigned from both his role as an officer of the Company and as a director of the Company.




APPROVAL OF 2001 EMPLOYEE STOCK PURCHASE PLAN

The 2001 Employee Stock Purchase Plan was approved with the following mix of votes:

Name
--------------------------------------------------------
Voting for                                    87,826,062
Voting against                                   764,425
Withhold authority                                53,653


Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

               10.1 Modis Professional Services, Inc. 2001 Employee Stock Purchase Plan.

               10.2 Modis Professional Services, Inc. Amended and Restated Stock Option Plan.

               10.3 Form of Award Notification under the Modis Professional Professional Services, Inc. Senior Executive Annual Incentive Plan.

               10.4     Executive Employment Agreement with John L.
                        Marshall III.


         B.   Reports on Form 8-K

               No disclosure required.

SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                             Date


/s/ Timothy D. Payne             President, Chief                August 8, 2001
Timothy D. Payne                 Executive Officer and
                                 Director


/s/ Robert P. Crouch             Senior Vice President, Chief    August 8, 2001
Robert P. Crouch                 Financial Officer, Treasurer,
                                 and Chief Accounting Officer