Form 10-Q
period 2001-09-30
MODIS PROFESSIONAL SERVICES INC
filed 2001-11-13
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. October 31, 2001.

Common Stock, $0.01 par value         Outstanding: 98,179,705 (No. of  shares)

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



                                 Modis Professional Services, Inc. and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Financial Statements

             Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                 and December 31, 2000..............................................................................     3

             Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months
                 ended September 30, 2001 and 2000..................................................................     4

             Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
                 ended September 30, 2001 and 2000..................................................................     5

             Unaudited Notes to Condensed Consolidated Financial Statements.........................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    11

Item 3       Quantitative and Qualitative Disclosures About Market Risks............................................    19

Part II      Other Information

Item 1       Legal Proceedings......................................................................................    21

Item 2       Changes in Securities and Use of Proceeds..............................................................    21

Item 3       Defaults Upon Senior Securities........................................................................    21

Item 4       Submission of Matters to a Vote of Security Holders....................................................    21

Item 5       Other Information......................................................................................    21

Item 6       Exhibits and Reports on Form 8-K.......................................................................    21

             Signatures.............................................................................................    22

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets


                                                                                     September 30,      December 31,
(dollar amounts in thousands except per share amounts)                                   2001               2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $    17,951      $      5,013
   Accounts receivable, net                                                               286,260           340,827
   Prepaid expenses                                                                        11,264             9,404
   Deferred income taxes                                                                    7,418             6,687
   Other                                                                                   11,275            10,376
                                                                                     ----------------------------------
      Total current assets                                                                334,168           372,307
Furniture, equipment and leasehold improvements, net                                       53,239            55,711
Goodwill, net                                                                           1,173,562         1,199,849
Other assets, net                                                                          26,167            25,693
                                                                                     ----------------------------------
    Total assets                                                                      $ 1,587,136      $  1,653,560
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                      $     1,399      $     24,719
   Accounts payable and accrued expenses                                                   53,499            50,648
   Accrued payroll and related taxes                                                       43,936            41,540
   Income taxes payable                                                                       433             7,012
                                                                                     ----------------------------------
     Total current liabilities                                                             99,267           123,919
Notes payable, long-term portion                                                          142,000           194,000
Deferred income taxes                                                                      34,243            28,584
Other                                                                                       6,041             3,839
                                                                                     ----------------------------------
     Total liabilities                                                                    281,551           350,342
                                                                                     ----------------------------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                          -                 -
   Common stock, $.01 par value; 400,000,000 shares authorized
      98,129,705 and 96,522,867 shares issued and outstanding, respectively                   981               965
   Additional contributed capital                                                         593,568           587,857
   Retained earnings                                                                      732,819           721,742
   Accumulated other comprehensive loss                                                   (16,628)           (6,945)
   Deferred stock compensation                                                             (5,155)             (401)
                                                                                     ----------------------------------
     Total stockholders' equity                                                         1,305,585         1,303,218
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                       $ 1,587,136      $  1,653,560
                                                                                     ==================================


See accompanying notes to condensed consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Income


                                                                  Three Months Ended                 Nine Months Ended
                                                            -------------------------------    -------------------------------
                                                            September 30,     September 30,     September 30,    September 30,
(dollar amounts in thousands except per share amounts)          2001              2000              2001             2000
------------------------------------------------------------------------------------------------------------------------------
                                                            (unaudited)       (unaudited)       (unaudited)      (unaudited)

Revenue                                                      $   368,853       $   456,265     $   1,222,902     $  1,378,126
Cost of revenue                                                  270,844           318,760           885,875          976,994
                                                            -------------     -------------    --------------    -------------
   Gross profit                                                   98,009           137,505           337,027          401,132
                                                            -------------     -------------    --------------    -------------
Operating expenses:
   General and administrative                                     79,028           103,562           264,449          289,185
   Depreciation                                                    5,490             4,437            16,243           12,158
   Amortization                                                    9,635             9,454            28,936           27,296
   Restructuring charge                                                -              (753)                -             (753)
   Asset write-down related to sale of discontinued
     operations                                                        -            13,122                 -           13,122
                                                            -------------     -------------    --------------    -------------
      Total operating expenses                                    94,153           129,822           309,628          341,008
                                                            -------------     -------------    --------------    -------------
Income from operations                                             3,856             7,683            27,399           60,124
Other expense, net                                                 1,897             6,424             7,281           16,860
                                                            -------------     -------------    --------------    -------------
Income before provision for income taxes                           1,959             1,259            20,118           43,264
Provision (benefit) for income taxes                                 881           (85,635)            9,041          (69,043)
                                                            -------------     -------------    --------------    -------------
Net income                                                   $     1,078        $   86,894       $    11,077       $  112,307
                                                            =============     =============    ==============    =============

Basic net income per common share                            $      0.01        $     0.90       $      0.11       $     1.16
                                                            =============     =============    ==============    =============
Average common shares outstanding, basic                          98,071            96,698            97,754           96,650
                                                            =============     =============    ==============    =============

Diluted net income per common share                          $      0.01        $     0.90       $      0.11       $     1.15
                                                            =============     =============    ==============    =============
Average common shares outstanding, diluted                        98,291            97,041            97,948           97,777
                                                            =============     =============    ==============    =============



See accompanying notes to condensed consolidated financial statements.

Modis Professional Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                                              Nine months ended September 30,
                                                                              ------------------------------
(dollar amounts in thousands except per share amounts)                              2001          2000
------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)    (unaudited)
Cash flows from operating activities:

   Net income                                                                $    11,077    $    112,307
      Adjustments to net income to net cash provided by
         by operating activities:
            Depreciation                                                          16,243          12,158
            Amortization                                                          28,936          27,296
            Restructuring and impairment charges                                       -            (753)
            Asset write-down related to sale of discontinued operations                -          13,122
            Deferred income taxes                                                  6,012           3,824
            Deferred compensation                                                    897               -
            Changes in certain assets and liabilities:
               Accounts receivable                                                53,331         (42,076)
               Income tax receivable                                                   -         (86,327)
               Prepaid expenses and other assets                                  (1,860)            311
               Accounts payable and accrued expenses                              (2,441)         25,459
               Accrued payroll and related taxes                                   2,513           3,809
               Other, net                                                         (1,747)            146
                                                                          --------------- ---------------
                 Net cash provided by operating activities                       112,961          69,276
                                                                          --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                             (13,771)        (19,862)
   Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                                          (3,807)       (123,445)
                                                                          --------------- ---------------
                  Net cash used in investing activities                          (17,578)       (143,307)
                                                                          --------------- ---------------

Cash flows from financing activities:
   Proceeds from stock options exercised                                              76           4,875
   (Repayments) borrowings on indebtedness, net                                  (75,320)         59,299
                                                                          --------------- ---------------
                  Net cash (used in) provided by financing activities            (75,244)         64,174
                                                                          --------------- ---------------
Effect of exchange rate changes on cash and cash equivalents                      (7,201)          1,331

Net increase (decrease) in cash and cash equivalents                              12,938          (8,526)

Cash and cash equivalents, beginning of period                                     5,013           8,526
                                                                          --------------- ---------------
Cash and cash equivalents, end of period                                    $     17,951    $          -
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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ('FASB') issued Statements of Financial Accounting Standards ('SFAS') No. 141, 'Business Combinations' and No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 141 and SFAS No. 142 establish accounting and reporting standards for business combinations and for goodwill and intangible assets resulting from business combinations, respectively. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations and applies to all business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the periodic amortization of goodwill and requires impairment to be tested annually. Further, SFAS No. 142 replaces the measurement guidelines for impairment, whereby goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, and cannot be applied retroactively. SFAS No. 142 is to be applied to all recorded goodwill and intangible assets as of the date of adoption. The Company plans to adopt SFAS No. 142 in the first quarter of 2002. However, the Company has not yet quantified the impact of adoption.

     Additionally, in August and October 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations' and SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' respectively. SFAS No. 143 requires the fair value of a liability be recorded for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 addresses the accounting and reporting for the impairment of long-lived assets, other than goodwill, and for long-lived assets to be disposed of. Further, SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. Both SFAS No. 143 and No. 144 are effective for all fiscal years beginning after December 15, 2001. For both SFAS No. 143 and No. 144, management has not yet quantified the impact from these statements' provisions on the Company's consolidated results of operations and financial position.


2.   Comprehensive Income

     The Company discloses other comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, 'Reporting Comprehensive Income'. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting. A summary of comprehensive income for the three and nine months ended September 30, 2001 and 2000 is as follows:



                                                        Three Months Ended                 Nine Months Ended
                                                  -------------------------------    -------------------------------
                                                  September 30,     September 30,     September 30,    September 30,
                                                      2001              2000              2001             2000
--------------------------------------------------------------------------------------------------------------------
Net income                                         $     1,078       $    86,894     $      11,077     $    112,307

  Unrealized gain (loss) on foreign currency
     translation adjustments (a)                           963            (1,876)           (7,914)          (3,320)
  Unrealized loss on derivative
     instruments, net of deferred taxes                   (904)                -            (1,769)               -
                                                  -------------     -------------    --------------    -------------
  Total other comprehensive income (loss)                   59            (1,876)           (9,683)          (3,320)

Comprehensive income                               $     1,137       $    85,018     $       1,394     $    108,987
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

     The Company has currently and in the future may enter into interest rate swap agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. Interest rate swap agreements are considered hedges of specific borrowings, and differences received under the swap agreements are recognized as adjustments to interest expense. On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. The actual interest rate on the credit facility is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial balance of $110.4 million as of February 12, 2001, which amortizes to $55.7 million on January 2, 2003 in correlation with the Company's estimate of cash flow needs. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. The agreements, which were approved by the Board of Directors, had a total notional amount of $130.8 million at September 30, 2001, with underlying rates ranging from 4.85% to 5.185%.

     Hedging interest rate exposure through the use of swaps are specifically contemplated to manage risk in keeping with management policy. The Company does not utilize derivatives for speculative purposes. These swaps are transaction-specific so that a specific debt instrument determines the amount, maturity and specifics of each swap.

4.   Stockholders' Equity

     In January 2001, the Company adopted the 2001 Voluntary Stock Option Exchange Plan (the 'Option Exchange Plan') in an effort to improve the retention and incentive aspects of the Company's 1995 Plan, and to provide a mechanism to return shares to the 1995 Plan for future issuance. All current employees as of February 12, 2001, who then held options under the Plan or who then held special grants received outside the 1995 Plan since the 1995 Plan was adopted were eligible to participate in the Option Exchange Plan. The Option Exchange Plan allowed eligible option holders to voluntarily cancel existing options in exchange for new options to be issued no earlier than six months and one day following termination of existing options. The exercise price of the new options was the market price on the date of re-issuance. Vested options that were cancelled were re-granted on a one-for-one basis and were completely vested upon re-grant. Unvested options that were cancelled were re-granted on a one-for-two basis and will vest in equal annual installments over a three year period from the date of re-grant.

     The Option Exchange Plan was approved by the Compensation Committee and the non-employee members of the Board of Directors. The Company completed the Option Exchange Plan in the third quarter with the re-grant of 8.2 million options on August 13, 2001. The Company did not incur any compensation charges in connection with the Option Exchange Plan. For further discussion on the Option Exchange Plan see Form 8-K filed by the Company on January 25, 2001.

     In the nine months ended September 30, 2001, the Company's Board of Directors issued restricted stock grants of 200,000 shares and 150,000 shares to the Company's President and Chief Executive Officer and other members of senior management, respectively. Additionally, the Company's Board of Directors issued a restricted stock grant of 960,000 shares to the Company's Chairman of the Board, which is scheduled to vest on the fifth anniversary of issuance. The Company recorded $5.65 million in total deferred compensation expense which will be amortized on a straight line basis over the vesting period of the grants.


5.   Net Income per Common Share

     The calculation of basic net income per common share and diluted net income per common share is presented below:

                                                                 Three Months Ended                    Nine Months Ended
                                                         --------------------------------       -------------------------------
                                                          September 30,     September 30,        September 30,     September 30,
                                                              2001              2000                 2001              2000
--------------------------------------------------------------------------------------------------------------------------------
Basic income per common share computation:

   Net income                                            $       1,078      $      86,894       $     11,077        $   112,307
                                                         =============      =============       =============      =============

   Average common shares outstanding                            98,071             96,698             97,754             96,650
                                                         =============      =============       =============      =============

   Basic net income per common share                     $        0.01      $        0.90       $       0.11        $      1.16
                                                         =============      =============       =============      =============

Diluted income per common share computation:

   Net income                                            $       1,078      $      86,894       $     11,077        $   112,307
                                                         =============      =============       =============      =============

     Basic average common shares outstanding                    98,071             96,698             97,754             96,650
     Incremental shares from assumed exercise of
       stock options                                               220                343                194              1,127
                                                         -------------      -------------       -------------      ------------
   Diluted average common shares outstanding                    98,291             97,041             97,948             97,777
                                                         =============      =============       =============      ============

   Diluted net income per common share                  $         0.01      $        0.90       $       0.11        $      1.15
                                                        ==============      =============       =============       ===========

     Options to purchase 7,653,411 and 6,407,322 shares of common stock that were outstanding during the three and nine months ended September 30, 2001, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

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

     The Company has three reportable segments: professional services, e-Business solutions, and information technology (IT) services. The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The professional services division provides experienced expertise in a wide variety of disciplines including accounting and finance, law, engineering and technical, science, career management, executive search, and human resource consulting. The e-Business solutions division, operating under the brand Idea Integration, provides e-Business strategy consulting, design and branding, application development, and integration. The IT services division, operating under the brand Modis, offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support. The Company evaluates segment performance based on revenues, gross profit and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The following table summarizes segment and geographic information:

                                                           Three Months Ended                  Nine Months Ended
                                                    -------------------------------    --------------------------------
                                                      September 30,     September 30,     September 30,    September 30,
                                                          2001              2000              2001             2000
-----------------------------------------------------------------------------------------------------------------------
Revenue
   Professional services                             $    150,501      $    163,220      $    479,000      $    486,915
   e-Business solutions                                    34,736            66,651           138,012           179,986
   IT services                                            183,616           226,394           605,890           711,225
                                                     ------------      ------------      ------------      ------------
         Total revenue                               $    368,853      $    456,265      $  1,222,902      $  1,378,126
                                                     ============      ============      ============      ============

Gross profit
   Professional services                             $     48,011      $     54,025      $    156,874      $    160,976
   e-Business solutions                                     9,670            30,619            46,508            81,339
   IT services                                             40,328            52,861           133,645           158,817
                                                     ------------      ------------      ------------      ------------
         Total gross profit                          $     98,009      $    137,505      $    337,027      $    401,132
                                                     ============      ============      ============      ============

Income before provision for income taxes
   Professional services                             $      7,628      $     16,157      $     33,804      $     46,864
   e-Business solutions                                    (7,481)            4,926           (22,009)           10,537
   IT services                                              3,709             6,265            15,604            22,388
                                                     ------------      ------------      ------------      ------------
                                                            3,856            27,348            27,399            79,789
   Charges (a)                                                  -           (19,665)                -           (19,665)
   Corporate interest and other income                     (1,897)           (6,424)           (7,281)          (16,860)
                                                     ------------      ------------      ------------      ------------
   Total income before provision for income taxes    $      1,959      $      1,259      $     20,118      $     43,264
                                                     ============      ============      ============      ============


Geographic Areas
   Revenues
      United States                                  $    260,813      $    352,474      $    895,599      $  1,051,087
      U.K.                                                104,822           100,813           317,928           318,391
      Other                                                 3,218             2,978             9,375             8,648
                                                     ------------      ------------      ------------      ------------
         Total                                       $    368,853      $    456,265      $  1,222,902      $  1,378,126
                                                     ============      ============      ============      ============



                                                                  September 30,    December 31,
                                                                      2001              2000
----------------------------------------------------------------------------------------------

Assets
   Professional services                                        $    452,176      $    454,127
   e-Business solutions                                              332,261           331,732
   IT services                                                       786,913           851,992
                                                                ------------      ------------
                                                                   1,571,350         1,637,851
      Corporate                                                       15,786            15,709
                                                                ------------      ------------
         Total assets                                           $  1,587,136      $  1,653,560
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $  1,152,680      $  1,223,932
      U.K.                                                           415,907           408,339
      Other                                                           18,549            21,289
                                                                ------------      ------------
         Total                                                  $  1,587,136      $  1,653,560
                                                                ============      ============

(a) Charges for the three and nine months ended September 30, 2000 include (1) $13,122 asset write-down related to the sale of discontinued operations,
     (2) $7,296 of costs related to the cancelled separation and spin-off of the IT services division and the cancelled Initial Public Offering of the e-Business solutions division and (3) $753 restructuring charge recapture. These charges were recognized in third quarter 2000.



8.   Income Taxes

     The Company is subject to periodic review by federal, state and local taxing authorities in the ordinary course of business. During the second quarter of 2001, the Company was notified by the Internal Revenue Service that certain prior year income tax returns will be examined. As part of this examination, the tax benefit associated with an investment in a subsidiary that the Company recognized in 2000 will also be reviewed. The impact or adjustment, if any, as a result of this examination cannot be reasonably estimated at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Modis Professional Services, Inc. ('MPS' or the 'Company') is a global provider of human capital solutions including professional staffing, e-Business and systems integration, information technology (IT) resource management, career management consulting, and human capital management automation. MPS' solutions enable customers and clients to effectively locate, retain, and deploy strategic knowledge worker resources in the areas of information technology, accounting and finance, law, engineering and technical, and science. MPS consists of three divisions: the professional services division; the e-Business solutions division, operating under the brand Idea Integration; and the IT services division, operating under the brand Modis.

The following detailed analysis of operations should be read in conjunction with the 2000 Consolidated Financial Statements and related notes included in the Company's Form 10-K filed April 2, 2001.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenue. Revenue decreased $87.4 million, or 19.2%, to $368.9 million in the three months ended September 30, 2001, from $456.3 million in the year earlier period. The decrease was attributable primarily to a decrease in revenue for the IT services division which accounted for 49.8% and 49.6% of the Company's total revenue for the three months ended September 30, 2001 and 2000, respectively. Revenue in the IT services division decreased $42.8 million, or 18.9%, to $183.6 million in the three months ended September 30, 2001, from $226.4 million in the year earlier period. This decrease in the division's revenue was primarily attributable to the diminished demand for IT services. The Company's customers continue to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the state of the economy. The Company has experienced a decrease in billable headcount for the IT services division subsequent to the three months ended September 30, 2001. This decrease will result in a lower level of revenue from the division if this trend continues.

Revenue in the e-Business solutions division decreased $32.0 million, or 48.0%, to $34.7 million in the three months ended September 30, 2001, from $66.7 million in the year earlier period. This decrease in the division's revenue was primarily attributable to weak demand for e-Business consulting services which is being intensified by the uncertainties relating to the state of the economy. The Company has experienced a decrease in billable headcount for the e-Business solutions division subsequent to the three months ended September 30, 2001. This decrease will result in a lower level of revenue from the division if this trend continues.

Revenue in the professional services division decreased $12.7 million, or 7.8%, to $150.5 million in the three months ended September 30, 2001, from $163.2 million in the year earlier period. This decrease in the division's revenue was primarily attributable to the diminished demand for knowledge worker resources in the services provided by the division. The professional services division operates primarily through five operating units consisting of the accounting and finance, legal, engineering/technical, career management and consulting, and scientific, which contributed 40.9%, 12.7%, 33.4%, 9.7% and 3.3%, respectively, of the division's revenue by group during the three months ended September 30, 2001, as compared to 39.4%, 13.0%, 36.0%, 7.4% and 4.2%, respectively, during the year earlier period. The Company has experienced a decrease in billable headcount for the professional services division subsequent to the three months ended September 30, 2001. This decrease will result in a lower level of revenue from the division if this trend continues.

Gross Profit. Gross profit decreased $39.5 million, or 28.7%, to $98.0 million in the three months ended September 30, 2001, from $137.5 million in the year earlier period. Gross margin decreased to 26.6% in the three months ended September 30, 2001, from 30.1% in the year earlier period.

The gross margin in the e-Business solutions division decreased to 27.8% in the three months ended September 30, 2001, from 45.9% in the year earlier period. Consultant utilization within the e-Business solutions division decreased as a result of (1) the division's business model utilizing salaried consultants and
(2) the weak demand for e-Business consulting services. The Company continued to address consultant utilization within the division through the downsizing of its consultant base. Additionally, the gross profit generated from the e-Business solutions division, which historically maintained the highest gross margin amongst the three divisions, decreased to 9.9% of the Company's total gross profit for the three months ended September 30, 2001, from 22.3% in the year earlier period.

The gross margin in the IT services division decreased to 22.0% in the three months ended September 30, 2001, from 23.3% in the year earlier period. The decrease in gross margin in the IT services division is primarily attributable to a decrease in bill rates, and to a lesser extent, the lower level of direct hire and permanent placement fees, which generate a higher margin, in the three months ended September 30, 2001 as compared to the year earlier period. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 0.6% of revenue in the three months ended September 30, 2001, from 1.0% in the year earlier period.

The gross margin in the professional services division decreased to 31.9% in the three months ended September 30, 2001, from 33.1% in the year earlier period. The decrease in gross margin in the professional services division is attributable to a lower level of direct hire and permanent placement fees in the three months ended September 30, 2001 as compared to the year earlier period. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 6.3% of revenue in the three months ended September 30, 2001, from 8.3% in the year earlier period.

Operating expenses. Operating expenses decreased $35.6 million, or 27.4%, to $94.2 million in the three months ended September 30, 2001, from $129.8 million in the year earlier period. Included in operating expenses in the year earlier period is a $13.1 million charge for an asset write-down related to the sale of discontinued operations and a $0.8 million restructuring charge recapture. The Company's general and administrative ("G&A") expenses decreased $24.6 million, or 23.7%, to $79.0 million in the three months ended September 30, 2001, from $103.6 million in the year earlier period. Included in G&A expenses in the year earlier period is $7.3 million of costs related to the cancelled separation and spin-off of the IT services division and the cancelled Initial Public Offering of e-Business solutions division. Excluding these aforementioned costs, the decrease in G&A expenses is attributable to both the IT services and the e-Business solutions divisions. The IT services division's G&A expenses decreased $10.4 million, or 26.3%, to $29.1 million in the three months ended September 30, 2001, from $39.5 million in the year earlier period. As a percentage of revenue, the division's G&A expenses decreased to 15.9% in the three months ended September 30, 2001, from 17.5% in the year earlier period. The decrease in the IT services division's G&A expenses is associated with the decrease in revenue for the three months ended September 30, 2001, and cost reduction initiatives implemented within the division in both late 2000 and throughout 2001.

The e-Business solutions division's G&A expenses decreased $9.0 million, or 39.0%, to $14.1 million in the three months ended September 30, 2001, from $23.1 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 40.5% in the three months ended September 30, 2001, from 34.6% in the year earlier period. The decrease in the e-Business solutions division's G&A expenses was related to reductions in its workforce that started in early 2001.

The professional services division's G&A expenses increased $2.2 million, or 6.5%, to $35.9 million in the three months ended September 30, 2001, from $33.7 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 23.8% in the three months ended September 30, 2001, from 20.6% in the year earlier period. The increase in the professional services division's G&A expenses was related to an increase in the level of spending to establish the corporate infrastructure in the division. During the third quarter of 2001, the Company continued to eliminate many of these duplicative corporate infrastructure responsibilities in the division, integrating these efforts into the MPS corporate structure. Integrating these efforts are expected to lower the level of spending in the professional services division for the remainder of fiscal 2001.

Income from operations. Income from operations decreased $3.8 million, or 49.4%, to $3.9 million in the three months ended September 30, 2001, from $7.7 million in the year earlier period. The decrease in operating income is due to the lower contribution of operating income primarily from the e-Business solutions division and the professional services division and to a lesser extent the IT services division. Income from operations for the e-Business solutions division decreased $12.4 million, to a $7.5 million loss in the three months ended September 30, 2001, from income of $4.9 million in the year earlier period. Income from operations for the professional services division decreased $8.5 million, or 52.5%, to $7.7 million in the three months ended September 30, 2001, from $16.2 million in the year earlier period. Income from operations for the IT services division decreased $2.6 million, or 41.3 %, to $3.7 million in the three months ended September 30, 2001, from $6.3 million in the year earlier period. For the Company as a whole, income from operations as a percentage of revenue decreased to 1.0% in the three months ended September 30, 2001, from 1.7% in the year earlier period.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facilities and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $4.6 million, or 67.6%, to $2.2 million in the three months ended September 30, 2001, from $6.8 million in the year earlier period. The decrease in interest expense is related to the lower level of borrowings under the Company's credit facilities during the third quarter of 2001. Interest expense was offset by $0.3 million of interest and other income in both the three months ended September 30, 2001 and 2000.

Income Taxes. The Company recognized an income tax provision of $0.9 million in the three months ended September 30, 2001, compared to a net income tax benefit of $85.6 million for the year earlier period. The income tax benefit in the prior year related primarily to a tax benefit associated with an investment in a subsidiary.

Net Income. As a result of the foregoing, net income decreased $85.8 million, or 98.7%, to $1.1 million in the three months ended September 30, 2001, from $86.9 million in the year earlier period. Net income as a percentage of revenue decreased to 0.3% in the three months ended September 30, 2001, from 19.0% in the year earlier period. As a result of the aforementioned revenue trends in each of the Company's divisions, the Company anticipates its net income will be negatively impacted during the remainder of fiscal 2001 as compared to the level of net income produced during the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue. Revenue decreased $155.2 million, or 11.3%, to $1,222.9 million in the nine months ended September 30, 2001, from $1,378.1 million in the year earlier period. The decrease was attributable primarily to a decrease in revenue for the IT services division which accounted for 49.5% and 51.6% of the Company's total revenue for the nine months ended September 30, 2001 and 2000, respectively. Revenue in the IT services division decreased $105.3 million, or 14.8%, to $605.9 million in the nine months ended September 30, 2001, from $711.2 million the year earlier period. This decrease in the division's revenue was primarily attributable to the diminished demand for IT services. The Company's customers continue to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the state of the economy. The Company has experienced a decrease in billable headcount for the IT services division subsequent to the nine months ended September 30, 2001. This decrease will result in a lower level of revenue from Modis if this trend continues.

Revenue in the e-Business solutions division decreased $42.0 million, or 23.3%, to $138.0 million in the nine months ended September 30, 2001, from $180.0 million in the year earlier period. This decrease in the division's revenue was primarily attributable to weak demand for e-Business consulting services which is being intensified by the uncertainties relating to the state of the economy. The Company has experienced a decrease in billable headcount for the e-Business solutions division subsequent to the nine months ended September 30, 2001. This decrease will result in a lower level of revenue from the division if this trend continues.

Revenue in the professional services division decreased $7.9 million, or 1.6%, to $479.0 million in the nine months ended September 30, 2001, from $486.9 million in the year earlier period. This decrease in the division's revenue was primarily attributable to the diminished demand for knowledge worker resources in the services provided by the division. The professional services division operates primarily through five operating units consisting of the accounting and finance, legal, engineering/technical, career management and consulting, and scientific, which contributed 40.6%, 12.4%, 34.3%, 9.1% and 3.6%, respectively, of the division's revenue by group during the nine months ended September 30, 2001, as compared to 40.1%, 12.9%, 34.6%, 8.2% and 4.2%, respectively, during the year earlier period. The Company has experienced a decrease in billable headcount for the professional services division subsequent to the nine months ended September 30, 2001. This decrease will result in a lower level of revenue from the division if this trend continues.

Gross Profit. Gross profit decreased $64.1 million, or 16.0%, to $337.0 million in the nine months ended September 30, 2001, from $401.1 million in the year earlier period. Gross margin decreased to 27.6% in the nine months ended September 30, 2001, from 29.1% in the year earlier period. This decrease in gross margin was primarily attributable to the e-Business solutions division. The gross margin in the e-Business solutions division decreased to 33.7% in the nine months ended September 30, 2001, from 45.2% in the year earlier period. Consultant utilization within the e-Business solutions division decreased as a result of (1) the division's business model utilizing salaried consultants and
(2) the weak demand for e-Business consulting services. The Company addressed consultant utilization within the division through the downsizing of its consultant base. Additionally, the gross profit generated from the e-Business solutions division, which historically maintains the highest gross margin amongst the three divisions, decreased to 13.8% of the Company's total gross profit for the nine months ended September 30, 2001, from 20.3% in the year earlier period.

The gross margin in the IT services division decreased slightly to 22.1% in the nine months ended September 30, 2001, from 22.3% in the year earlier period. The gross margin in the professional services division decreased to 32.8% in the nine months ended September 30, 2001, from 33.1% in the year earlier period.

Operating expenses. Operating expenses decreased $31.4 million, or 9.2%, to $309.6 million in the nine months ended September 30, 2001, from $341.0 million in the year earlier period. Included in operating expenses in the year earlier period is a $13.1 million charge for an asset write-down related to the sale of discontinued operations and a $0.8 million restructuring charge recapture. The Company's G&A expenses decreased $24.8 million, or 8.6%, to $264.4 million in the nine months ended September 30, 2001, from $289.2 million in the year earlier period. Included in G&A expenses in the year earlier period is $7.3 million of costs related to the cancelled separation and spin-off of the IT services division and the cancelled Initial Public Offering of the e-Business solutions division. Excluding these aforementioned costs, the decrease in G&A expenses is attributable to both the IT services and the e-Business solutions divisions. The IT services division's G&A expenses decreased $20.4 million, or 17.6%, to $95.2 million in the nine months ended September 30, 2001, from $115.6 million in the year earlier period. As a percentage of revenue, the division's G&A expenses decreased to 15.7% in the nine months ended September 30, 2001, from 16.3% in the year earlier period. The decrease in the IT services division's G&A expenses is associated with the decrease in revenue for the nine months ended September 30, 2001, and cost reduction initiatives implemented within the division in both late 2000 and throughout 2001.

The e-Business solutions division's G&A expenses decreased $4.3 million, or 6.7%, to $59.5 million in the nine months ended September 30, 2001, from $63.8 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 43.1% in the nine months ended September 30, 2001, from 35.4% in the year earlier period. The decrease in e-Business solutions division's G&A expenses was related to reductions in its workforce that started in early 2001.

The professional services division's G&A expenses increased $7.3 million, or 7.1%, to $109.8 million in the nine months ended September 30, 2001, from $102.5 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 22.9% in the nine months ended September 30, 2001, from 21.0% in the year earlier period. The increase in the professional services division's G&A expenses was related to an increase in the level of spending to establish the corporate infrastructure in the division. During the spring of 2001, the Company began to eliminate many of these duplicative corporate infrastructure responsibilities in the division, integrating these efforts into the MPS corporate structure. Integrating these efforts are expected to lower the level of spending in the professional services division for the remainder of fiscal 2001.

Income from operations. Income from operations decreased $32.7 million, or 54.4%, to $27.4 million in the nine months ended September 30, 2001, from $60.1 million in the year earlier period. Income from operations for the e-Business solutions division decreased $32.5 million, to a $22.0 million loss in the nine months ended September 30, 2001, from income of $10.5 million in the year earlier period. Income from operations for the professional services division decreased $13.1 million, or 27.9%, to $33.8 million in the nine months ended September 30, 2001, from $46.9 million in the year earlier period. Income from operations for the IT services division decreased $6.8 million, or 30.4%, to $15.6 million in the nine months ended September 30, 2001, from $22.4 million in the year earlier period. For the Company as a whole, income from operations as a percentage of revenue decreased to 2.2% in the nine months ended September 30, 2001, from 4.4% in the year earlier period.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facilities and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $9.6 million, or 53.3%, to $8.4 million in the nine months ended September 30, 2001, from $18.0 million in the year earlier period. The decrease in interest expense is related to the lower level of borrowings under the Company's credit facilities during the first nine months of 2001. Interest expense was offset by $1.2 million of interest and other income in the nine months ended September 30, 2001, as compared to $1.1 million in the year earlier period.

Income Taxes. The Company recognized an income tax provision of $9.0 million in the nine months ended September 30, 2001, compared to a net income tax benefit of $69.0 million for the year earlier period. The income tax benefit in the prior year related primarily to a tax benefit associated with an investment in a subsidiary.

Net Income. As a result of the foregoing, net income decreased $101.2 million, or 90.1%, to $11.1 million in the nine months ended September 30, 2001, from $112.3 million in the year earlier period. Net income as a percentage of revenue decreased to 0.9% in the nine months ended September 30, 2001, from 8.1% in the year earlier period. As a result of the aforementioned revenue trends in each of the Company's divisions, the Company anticipates its net income will be negatively impacted during the remainder of fiscal 2001 as compared to the level of net income produced during the nine months ended September 30, 2001.

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

The Company had working capital of $234.9 million and $248.4 million as of September 30, 2001 and December 31, 2000, respectively. The Company had cash and cash equivalents of $18.0 million and $5.0 million as of September 30, 2001 and December 31, 2000, respectively.

For the nine months ended September 30, 2001 and 2000, the Company generated $113.0 million and $69.3 million of cash flow from operations, respectively. The increase in cash flow from operations in the nine months ended September 30, 2001 primarily related to improved receivables collection, decreasing the cash needed to fund accounts receivable.

For the nine months ended September 30, 2001, the Company used $17.6 million of cash for investing activities, of which $13.8 million were used for capital expenditures and $3.8 million for earn-out payments. For the nine months ended September 30, 2000, the Company used $143.3 million of cash for investing activities, of which $123.4 million were used primarily for acquisitions in Idea Integration and to a lesser extent earn-out payments. The Company also used $19.9 million for capital expenditures.

For the nine months ended September 30, 2001, the Company used $75.2 million of cash for financing activities. This amount primarily represented net repayments on the Company's credit facility and on notes issued in connection with the acquisition of certain companies. These repayments were mainly funded from cash flow from operations.

For the nine months  ended  September  30,  2000,  the Company  generated  $64.2 million from financing activities. This amount primarily represented net borrowings from the Company's credit facility, which was used primarily to pay for acquisitions in Idea Integration and to a lesser extent earn-out payments.

On November 4, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of September 30, 2001, no shares have been repurchased under this authorization.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the remainder of fiscal 2001 will be approximately $4.0 million.

The Company believes that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Indebtedness of the Company

The Company has a $350 million revolving credit facility which is syndicated to a group of 13 banks, with Bank of America, as the principal agent. This facility expires on October 27, 2003. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by the material subsidiaries of the Company. In addition, approval is required by the majority of the lenders when the cash consideration of an individual acquisition exceeds 10% of consolidated stockholders' equity of the Company. On October 24, 2001, the Company elected not to renew the additional $50 million 364 day credit facility, so as to more closely align its borrowing capacity to its anticipated funding needs.

As of October 31, 2001, the Company had a balance of approximately $136.0 million outstanding under the credit facility. The Company also had outstanding letters of credit in the amount of $2.3 million, reducing the amount of funds available under the credit facility to approximately $211.7 million as of October 31, 2001.

On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. The actual interest rate on the credit facility is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial balance of $110.4 million as of February 12, 2001, which amortizes to $55.7 million on January 2, 2003 in correlation with the Company's estimate of cash flow needs. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. The agreements, which were approved by the Board of Directors, had a total notional amount of $130.8 million at September 30, 2001, with underlying rates ranging from 4.85% to 5.185%.

The Company has certain notes payable to shareholders of acquired companies which bear interest at rates ranging from 5.0% to 7.0%. As of October 31, 2001, the Company owed approximately $1.4 million in such acquisition indebtedness.

SEASONALITY

The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for professional services is typically lower during the first quarter until customers' operating budgets are finalized, and the profitability of the Company's consultants is generally lower in the fourth quarter due to fewer billing days because of the higher number of holidays and vacation days.


RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ('FASB') issued Statements of Financial Accounting Standards ('SFAS') No. 141, 'Business Combinations' and No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 141 and SFAS No. 142 establish accounting and reporting standards for business combinations and for goodwill and intangible assets resulting from business combinations, respectively. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations and applies to all business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the periodic amortization of goodwill and requires impairment to be tested annually. Further, SFAS No. 142 replaces the measurement guidelines for impairment, whereby goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, and cannot be applied retroactively. SFAS No. 142 is to be applied to all recorded goodwill and intangible assets as of the date of adoption. The Company plans to adopt SFAS No. 142 in the first quarter of 2002. However, the Company has not yet quantified the impact of adoption.

     Additionally, in August and October 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations' and SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' respectively. SFAS No. 143 requires the fair value of a liability be recorded for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 addresses the accounting and reporting for the impairment of long-lived assets, other than goodwill, and for long-lived assets to be disposed of. Further, SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. Both SFAS No. 143 and No. 144 are effective for all fiscal years beginning after December 15, 2001. For both SFAS No. 143 and No. 144, management has not yet quantified the impact from these statements' provisions on the Company's consolidated results of operations and financial position.

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

The Company's short-term and long-term debt obligations totaled $143.4 million as of September 30, 2001, and the Company had $205.7 million available under its credit facilities. The short-term debt obligations include $1.4 million of notes payable to former shareholders of acquired corporations, which are at a fixed rate of interest. The interest rate risk on these notes payable to former shareholders is immaterial due to the dollar amount of these obligations.

On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. The actual interest rate on the credit facility is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial balance of $110.4 million as of February 12, 2001, which amortizes to $55.7 million on January 2, 2003 in correlation with the Company's estimate of cash flow needs. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. The agreements, which were approved by the Board of Directors, had a total notional amount of $130.8 million at September 30, 2001, with underlying rates ranging from 4.85% to 5.185%. Hedging interest rate exposure through the use of swaps are specifically contemplated to manage risk in keeping with management policy. The Company does not utilize derivatives for speculative purposes. These swaps are transaction-specific so that a specific debt instrument determines the amount, maturity and specifics of each swap.

The Company prepared sensitivity analyses of its borrowings under the credit facility and its financial instruments to determine the impact of hypothetical changes in interest rates on the Company's results of operations and cash flows, and the fair value of its financial instruments. The interest-rate analysis assumed a 50 basis point adverse change in interest rates on all borrowings under the credit facility and financial instruments, representing approximately 10% of the Company's weighted average borrowing rate. However, the interest-rate analysis did not consider the effects of the reduced level of economic activity that could exist in such an environment. A 50 basis point adverse move in interest rates on the Company's outstanding borrowings under the credit facilities would have an immaterial impact on the Company's results of operations and cash flows. However, a 50 basis point adverse move in interest rates would decrease the fair value of the Company's interest rate swap agreements by $0.5 million.

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 27% of its consolidated revenues for the nine months ended September 30, 2001 from international operations, approximately 97% of which were from the United Kingdom. The exchange rate has decreased approximately 1% in the nine months ended September 30, 2001, from
1.49 at December 31, 2000 to 1.47 at September 30, 2001. The Company prepared sensitivity analyses to determine the adverse impact of hypothetical changes in the British pound sterling, relative to the U.S. Dollar, on the Company's results of operations and cash flows. However, the analysis did not include the potential impact on sales levels resulting from a change in the British pound sterling. An additional 10% adverse movement in the exchange rate would have had an immaterial impact on the Company's cash flows and financial position for the nine months ended September 30, 2001. While fluctuations in the British pound sterling did not historically have a material impact on the Company's results of operations, the lower level of earnings resulting from a decrease in demand for the services provided by the Company's domestic operations have increased the impact of exchange rate fluctuations. However, the Company did not hold or enter into any foreign currency derivative instruments as of September 30, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

APPROVAL OF COMPANY'S NAME CHANGE TO MPS GROUP, INC.

A Special Meeting of the Company's shareholders was held on October 24, 2001 to vote on the proposal of changing the Company's name to MPS Group, Inc. Proxies were solicited from shareholders of record on the close of business on September 13, 2001. On September 13, 2001, there were 98,129,705 shares outstanding and entitled to vote at the Special Meeting. The name change to MPS Group, Inc. was approved with the following mix of votes:

Name
--------------------------------------------------------
Voting for                                    90,724,630
Voting against                                    83,899
Withhold authority                                40,294



Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

               No disclosure required.

         B.   Reports on Form 8-K

               No disclosure required.

SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                             Date


/s/ Timothy D. Payne             President, Chief              November 13, 2001
Timothy D. Payne                 Executive Officer and
                                 Director


/s/ Robert P. Crouch             Senior Vice President, Chief  November 13, 2001
Robert P. Crouch                 Financial Officer, Treasurer,
                                 and Chief Accounting Officer