Form 10-K
period 2001-12-31
MPS GROUP INC
filed 2002-03-26
CIK 924646

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

                        COMMISSION FILE NUMBER: 0-24484

                                 MPS GROUP, INC.
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but not conceding, that all executive officers and directors are 'affiliates' of the Registrant), based upon the closing sale price of common stock on March 8, 2002 as reported by the New York Stock Exchange, was approximately $763,284,961.

     As of March 8, 2002 the number of shares outstanding of the Registrant's common stock was 98,488,382.

     DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of shareholders are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including but not limited to the specific factors discussed in Part II, Item 5 under 'Market for Registrant's Common Equity and Related Stockholder Matters', 'Liquidity and Capital Resources,' and 'Factors Which May Impact Future Results and Financial Condition.' In some cases, you can identify forward-looking statements by terminology such as 'will,' 'may,' 'should,' 'could,' 'expects,' 'plans,' 'indicates,' 'projects,' 'anticipates,' 'believes,' 'estimates,' 'appears,' 'predicts,' 'potential,' 'continues,' 'would,' or 'become,' or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part II, Item 7A, under 'Quantitative and Qualitative Disclosures About Market Risk' should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

MPS Group, Inc. ('MPS' or the 'Company') (NYSE:MPS) helps its client companies thrive by delivering a unique mix of consulting, solutions, and staffing services in the disciplines of information technology (IT), finance and accounting, legal, e-Business, human capital automation, engineering, executive search, and work force management.

Effective January 1, 2002, the Company completed its name change from Modis Professional Services, Inc. to MPS Group, Inc. The name change was approved by shareholders at a special meeting held in October 2001.

MPS is a leading global provider of human capital services. A Fortune 1000 company with headquarters in Jacksonville, Florida, MPS serves leading businesses with over 200 offices throughout the United States, Canada, the United Kingdom, and continental Europe. MPS generated revenue of $1,548 million in 2001, of which $1,123 million, or 73%, was generated in the United States and $425 million, or 27%, was generated abroad, primarily in the United Kingdom.

MPS consists of three divisions: the professional services division; the e-Business solutions division, operating under the brand Idea Integration; and the IT services division, operating under the brand Modis. See Note 16 to the Company's Consolidated Financial Statements for segment and geographic information for the three years ending December 31, 2001.

PROFESSIONAL SERVICES

The professional services division provides professional business and human capital solutions to Fortune 1000 and middle market clients, with a network of 119 offices, throughout the United States and United Kingdom. The division provides expertise in a wide variety of disciplines including accounting and finance, legal, engineering and technical, career management, executive search, and human resource consulting.

In December 2001, the Company sold the assets of its scientific operating unit, which operated under the brand of Scientific Staffing, to Kforce, Inc. for consideration including $3.5 million in cash and the assets of Kforce, Inc.'s legal operating unit. Revenue generated from the scientific operating unit was $21 million in 2001.

The professional services division generated $609 million of revenue and $198 million of gross profit during 2001, which represents 39.3% of total MPS revenue and 47.0% of total MPS gross profit versus 35.7% and 40.9%, respectively, during 2000. The division has a variable cost business model whereby revenue and cost of revenue are primarily generated on a time-and-materials basis. Less than 8% of the division's revenue in 2001 is generated from permanent placement fees, which are generated when a client hires a professional services-sourced knowledge worker directly.

e-BUSINESS SOLUTIONS

The e-business solutions division, operating under the brand Idea Integration, provides e-business strategy consulting, creative services, application development, and integration to Fortune 1000 and middle market companies through a combination of local, regional, and national practice groups located in twelve markets in the United States and in the United Kingdom. The division integrates the Internet into all aspects of its clients' businesses and is able to deliver these solutions as a result of extensive expertise in key industries, propriety software development and implementation methodologies known as Idea RoadMap
(TM), and a multi-level service delivery model that takes advantage of local, national, and regional service delivery capabilities.

The e-business solutions division generated $169 million in revenue and $55 million in gross profit during 2001, which represents 10.9% of total MPS revenue and 13.1% of total MPS gross profit versus 13.2% and 19.8%, respectively, during 2000. Idea Integration's business model utilizes salaried consultants and delivers solutions primarily under time-and-materials contracts and to a lesser extent under fixed-fee contracts.

IT Services

The IT services division, operating under the brand Modis, provides IT resource management (ITRM) solutions to over 2,000 clients in a wide variety of industries in more than 75 markets in the United States, United Kingdom, Canada and certain parts of continental Europe. ITRM is the deployment of knowledge capital to meet company-wide IT goals to obtain an optimal mix of internal staff, outside consulting resources, and project outsourcing. The division offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support in the areas of application development, systems integration, and EAI.

The IT services division generated $771 million in revenue and $168 million in gross profit during 2001, which represents 49.8% of total MPS revenue and 39.9% of total MPS gross profit versus 51.1% and 39.3%, respectively, during 2000. The division has a variable cost business model whereby revenue and cost of revenue are primarily generated on a time-and-materials basis. Less than 1% of the division's revenue in 2001 was generated from permanent placement fees.

During 2000, MPS launched a service offering named Beeline. Through a Web-based application, Beeline provides a Web-based supplier-neutral and on-site vendor-neutral human capital management automation software solution. Beeline streamlines the creation, distribution, and tracking of position requirements for both full-time hiring and the contingent worker procurement process as well as the interaction between clients and their suppliers. Beeline's corporate customers include TransUnion, Digex, CSX Technology, Lutheran Brotherhood, DHL Worldwide, and Neoforma. Under its business model, Beeline seeks to collect a service charge which is based upon the usage of the service. During 2001, minimal service charges were collected. During 2000 and most of 2001, Beeline was focused on completing its releases and implementing its product at its customers.

MARKET OVERVIEW AND COMPETITION

Businesses continue to migrate to a more flexible work force that employs personnel on a skill-specific or project-specific basis. Key drivers include technology shifts, a move to Internet and Web-enabled applications, increased cost pressures, and skill shortages. This shift has increased the reliance on business service partners to recruit for and provide solutions to these companies on a skill-specific or project-specific basis, or an economic basis.

The Company faces competition in obtaining and retaining qualified consultants. The primary competitive factors in obtaining qualified consultants for professional assignments are wages, responsiveness to work schedules, continuing professional education opportunities, and number of hours of work available. Management believes that MPS' divisions are highly competitive in all of these areas. Specifically, the broad geographic coverage, strong relationships with customers, consultants, and employees, and market leadership positions give MPS' divisions the ability to attract and retain consultants with the skill sets and expertise necessary to meet clients' needs in various industries at competitive prices.

Further, the Company faces competition in obtaining and retaining clients. MPS believes that the primary competitive factors in obtaining and retaining clients are an understanding of clients' specific job requirements, the ability to provide professional personnel in a timely manner, the monitoring of the quality of job performance, and the price of services. A large percentage of business services firms that compete with MPS divisions' services are local companies with fewer than five offices. Within local markets, these firms actively compete with MPS' divisions for business, and in most of these markets no single company has a dominant share of the market. MPS' divisions also compete to a lesser extent with larger full-service competitors in national, regional and local markets, which are listed below.

The principal national competitors of the professional services division include Robert Half International, Inc., the legal division of Kelly Services, Inc., Adecco SA, CDI Corporation, and Kforce Inc.

The principal national competitors of the e-Business solutions division include divisions of Data Dimension Corp. and CIBER, Inc., companies such as Sapient Corporation and Cognizant Technology Solutions Corp., as well as Accenture, Cap Gemini Ernst & Young, and to an extent, the consulting divisions of IBM and the 'Big Five' accounting firms. In addition, in seeking engagements the division often competes against the internal management information services and IT departments of clients and potential clients.

The principal national competitors of the IT services division include Keane, Inc., Computer Horizons Corp., Comsys, CIBER, Inc., Hall, Kinion & Associates, and iGATE Capital Corporation.

GROWTH STRATEGY

The Company's growth strategy is focused on increasing overall revenue and gross profits primarily through our core services offerings relating to IT services, professional services and e-Business solutions and, to a lesser extent, expansion into new specialties. The Company looks to achieve this focus primarily through internal growth and to a lesser extent acquisitions. The decision of growing internally as opposed to an acquisition will be based on the perceived length of time to penetrate a market compared to its cost.
Additionally, the Company is positioning itself for the turn in the economy through the consolidation of back office activities and systems.

The key elements of the Company's internal growth strategy include increasing penetration of existing markets and customer segments, expanding current specialties into new and contiguous geographic markets, concentrating on skill areas that value high levels of service, and identifying and adding new practice areas. As one of the largest global providers of human services, the Company looks to expand on this market footprint. Further, the Company can strengthen its relationships with clients, consultants and employees by enhancing the knowledge and skills of its consultants and employees.

FULL-TIME EMPLOYEES

At March 8, 2002, the Company employed approximately 12,000 consultants and approximately 2,200 corporate employees on a full-time equivalent basis. Approximately 300 of the employees work at corporate headquarters. Full-time employees are covered by life and disability insurance and receive health and other benefits.

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

SERVICE MARKS

The Company and its subsidiaries maintain a number of service marks and other intangible rights, including federally registered service marks for MODIS (and logo), IDEA.COM, IDEA INTEGRATION, BEELINE, BEELINE.COM, ACCOUNTING PRINCIPALS (and logo), MANCHESTER, SPECIAL COUNSEL, DIVERSIFIED SEARCH, PROCOACHING, EXALT, ENTEGEE and THE EXPERTS for its services generally. The Company or its subsidiaries have applications pending before the Patent and Trademark Office for federal registration of the service marks for MPS GROUP, IDEA INTEGRATION logo, and DIVERSIFIED TECHNOLOGY PARTNERS. The Company is also seeking registration of several of its service marks in Canada, the United Kingdom, and the European Community. The Company plans to file affidavits of use and timely renewals, as appropriate, for these and other intangible rights it maintains.

SEASONALITY

The Company's quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for the Company's services has historically been lower during the calendar year-end as a result of holidays, and through February of the following year, as the Company's customers approve annual budgets.

ITEM 2. PROPERTIES

The Company owns no material real property. It leases its corporate headquarters, as well as almost all of its branch offices. The branch office leases generally run for three to five-year terms. The Company believes that its facilities are generally adequate for its needs and does not anticipate difficulty replacing such facilities or locating additional facilities, if needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Except as related to a Special Meeting of the Company's shareholders held on October 24, 2001 to vote on the changing of the Company's name to MPS Group, Inc., hereby incorporated by reference, no matters were submitted to a vote of security holders during the fourth quarter of the twelve months ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

The following table sets forth the reported high and low sales prices of the Company's Common Stock for the quarters indicated as reported on the New York Stock Exchange under the symbol 'MPS'.


For 2000:                                                                                 High                 Low

         First Quarter........................................................           $18.69              $12.31

         Second Quarter.......................................................            13.38                7.44

         Third Quarter........................................................             9.19                4.81

         Fourth Quarter.......................................................             5.25                3.38

For 2001:

         First Quarter........................................................           $ 6.72              $ 3.88

         Second Quarter.......................................................             6.97                3.70

         Third Quarter........................................................             7.00                3.70

         Fourth Quarter.......................................................             8.20                3.80

In addition to the factors set forth below in 'FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION' under 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS', the price of the Company's Common Stock is affected by fluctuations and volatility in the financial and equity markets generally and in the Company's industry sector in particular.

As of March 8, 2002, there were approximately 851 holders of record of the Company's Common Stock.

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

During 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of December 31, 2001, no shares have been repurchased under this authorization. See 'LIQUIDITY AND CAPITAL RESOURCES' under 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS' for additional information.

ITEM 6.  SELECTED FINANCIAL DATA
                                                                         Years Ended
                                       ------------------------------------------------------------------------------------
                                                   Dec. 31,        Dec. 31,        Dec. 31,       Dec. 31,       Dec. 31,
(in thousands, except per share amounts)             2001          2000            1999           1998 (3)       1997 (1,3)
- -------------------------------------------------------------------------------------------------------------------------
Statement of income data:
Revenue                                        $  1,548,489    $  1,827,686      $1,941,649   $  1,702,113    $ 1,164,124
Cost of revenue                                   1,127,444       1,296,834       1,415,901      1,234,537        835,609
                                       ------------------------------------------------------------------------------------
Gross profit                                        421,045         530,852         525,748        467,576        328,515
Operating expenses                                  396,699         440,208         363,786        301,656        211,727
Restructuring and impairment charges                      -            (753)         (3,250)        34,759              -
Asset write-down related to sale of
  discontinued operations                                 -          13,122          25,000              -              -
                                       ------------------------------------------------------------------------------------
Operating income from continuing
   operations                                        24,346          78,275         140,212        131,161        116,788
Other expense, net                                    9,199          21,621           7,794         13,975         14,615
                                        ------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                               15,147          56,654         132,418        117,186        102,173
Provision (benefit) for income taxes                  6,804         (63,099)         50,283         48,326         38,803
                                       ------------------------------------------------------------------------------------
Income from continuing operations                     8,343         119,753          82,135         68,860         63,370
Discontinued operations:
Income from discontinued operations,
   net of income taxes                                    -               -               -         30,020         38,663
Gain on sale of discontinued operations,
   net of income taxes (2)                                -               -          14,955        230,561              -
                                       ------------------------------------------------------------------------------------
Income before extraordinary loss                      8,343         119,753          97,090        329,441        102,033
Extraordinary loss on early
   extinguishment of debt, net of
   income tax benefit                                     -               -               -         (5,610)             -
                                       ------------------------------------------------------------------------------------
Net income                                     $      8,343    $    119,753      $   97,090   $    323,831     $  102,033
                                       ====================================================================================
Basic income (loss) per common share:
   From continuing operations                  $       0.09    $       1.24      $     0.85   $       0.63     $     0.62
                                       ====================================================================================
   From discontinued operations                $          -    $          -      $        -   $       0.28     $     0.38
                                       ====================================================================================
   From gain on sale (2)                       $          -    $          -      $     0.16   $       2.12     $        -
                                       ====================================================================================
   From extraordinary item                     $          -    $          -      $        -   $      (0.05)    $        -
                                       ====================================================================================
   Basic net income per common share           $       0.09    $       1.24      $     1.01   $       2.98     $     1.00
                                       ====================================================================================
Diluted income (loss) per common share:
   From continuing operations                  $       0.08    $       1.23      $     0.85   $       0.61      $    0.59
                                       ====================================================================================
   From discontinued operations                $          -    $          -      $        -   $       0.26     $     0.34
                                       ====================================================================================
   From gain on sale (2)                       $          -    $          -      $     0.15   $       1.97     $        -
                                       ====================================================================================
   From extraordinary item                     $          -    $          -      $        -   $      (0.05)    $        -
                                       ====================================================================================
   Diluted net income per common share         $       0.08    $       1.23      $     1.00   $       2.79     $     0.93
                                       ====================================================================================

Basic average common shares
   outstanding                                       97,868           96,675         96,268        108,518        101,914
Diluted average common                 ====================================================================================
   shares outstanding                                98,178           97,539         97,110        116,882        113,109
                                       ====================================================================================


                                                                         Years Ended
                                       ------------------------------------------------------------------------------------
                                                    Dec. 31,         Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,
(in thousands, except per share amounts)            2001             2000           1999           1998           1997 (1)
---------------------------------------------------------------------------------------------------------------------------

Balance Sheet data:
Working capital                                $     204,722     $    248,388   $  247,111     $     16,138   $   481,362
Total assets                                       1,543,622        1,653,560    1,596,395        1,571,881     1,402,626
Long term debt                                       101,000          194,000      238,615           15,525       434,035
Stockholders' equity                               1,310,811        1,303,218    1,182,515        1,070,110       812,842


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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

The following detailed analysis of operations should be read in conjunction with the 2001 Financial Statements and related notes included elsewhere in this Form 10-K.

                       2001 COMPARED TO 2000

Revenue. Revenue decreased $279.2 million, or 15.3%, to $1,548.5 million in 2001 from $1,827.7 million in 2000. The decrease was attributable primarily to a decrease in revenue for the IT services division which accounted for 49.8% and 51.1% of the Company's total revenue for 2001 and 2000, respectively. Revenue in the IT services division decreased $163.2 million, or 25.7%, to $770.8 million in 2001, from $934.0 million in 2000. This decrease in the division's revenue was primarily attributable to the diminished demand for IT services. The Company's customers continue to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Revenue in the e-Business solutions division decreased $72.3 million, or 30.0%, to $168.8 million in 2001, from $241.1 million in 2000. This decrease in the division's revenue was primarily attributable to weak demand for e-Business consulting services which is being intensified by the uncertainties relating to the economy.

Revenue in the professional services division decreased $43.7 million, or 6.7%, to $608.9 million 2001, from $652.6 million in 2000. This decrease in the division's revenue was primarily attributable to the diminished demand for knowledge worker resources in the services provided by the division, primarily in the United States. Revenue generated in the United Kingdom increased 5.3% in 2001 from 2000, while revenue generated in the United States decreased 11.4%. The professional services division operates primarily through five operating units consisting of the accounting and finance, legal, engineering/technical, career management and consulting, and scientific, which contributed 40.6%, 12.2%, 34.3%, 9.5% and 3.4%, respectively, of the division's revenue by group during 2001, as compared to 39.4%, 13.2%, 34.7%, 8.5% and 4.2%, respectively, during 2000. In December 2001, the Company sold the assets of its scientific operating unit, which operated under the brand of Scientific Staffing.

Gross Profit. Gross profit decreased $109.9 million, or 20.7%, to $421.0 million in 2001 from $530.9 million in 2000. Gross margin decreased to 27.2% in 2001, from 29.0% in 2000.

The gross margin in the e-Business solutions division decreased to 32.4% in the 2001, from 43.5% in 2000. Consultant utilization within the e-Business solutions division decreased as a result of (1) the division's business model utilizing salaried consultants and (2) the weak demand for e-Business consulting services. The Company continued to address consultant utilization within the division through the downsizing of its consultant base. Additionally, the gross profit generated from the e-Business solutions division, which historically maintained the highest gross margin among the three divisions, decreased to 13.0% of the Company's total gross profit for 2001, from 19.8% 2000.

The gross margin in the IT services division decreased to 21.8% in 2001, from 22.3% 2000. The decrease in gross margin in the IT services division is primarily attributable to a decrease in bill rates and, to a lesser extent, the lower level of direct hire and permanent placement fees, which generate a higher margin, in 2001 as compared to 2000. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 0.6% of revenue in 2001, from 1.1% in 2000.

The gross margin in the professional services division decreased to 32.5% in 2001, from 33.3% in 2000. The decrease in gross margin in the professional services division is attributable to a lower level of direct hire and permanent placement fees in the 2001 as compared to 2000. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 6.3% of revenue in 2001, from 8.0% in 2000.

Operating expenses. Total operating expenses decreased $55.9 million, or 12.4%, to $396.7 million in 2001, from $452.6 million in 2000. The Company's general and administrative ('G&A') expenses decreased $49.7 million, or 12.9%, to $336.6 million in 2001, from $386.3 million in 2000. Included in total operating expenses in 2000 is a $13.1 million charge for an asset write-down related to the sale of discontinued operations, $7.3 million of costs related to the cancelled separation and spin-off of the IT services division and the cancelled initial public offering of the e-Business solutions division, and a $0.8 million restructuring charge recapture.

Excluding these aforementioned costs, operating expenses decreased $36.3 million, or 8.4%, to $396.7 million in 2001, from $433.0 million in 2000, and G&A expenses decreased $42.4 million, or 11.2%, to $336.6 million in 2001, from $379.0 million in 2000. Excluding these aforementioned costs, the decrease in G&A expenses is attributable to both the IT services and the e-Business solutions divisions.

The IT services division's G&A expenses decreased $25.6 million, or 17.0%, to $124.6 million in 2001, from $150.2 million in 2000. As a percentage of revenue, the division's G&A expenses increased slightly to 16.2% in 2001, from 16.1% in 2000. The decrease in the IT services division's G&A expenses is associated with the decrease in revenue for 2001, and cost reduction initiatives implemented within the division in both late 2000 and throughout 2001.

The e-Business solutions division's G&A expenses decreased $17.5 million, or 19.6%, to $71.6 million in 2001, from $89.1 million in 2000. As a percentage of revenue, the division's G&A expenses increased to 42.4% in 2001, from 37.0% in 2000. The decrease in the e-Business solutions division's G&A expenses was related to reductions in its work force that started in early 2001.

The professional services division's G&A expenses increased $0.7 million, or 0.5%, to $140.4 million in 2001, from $139.7 million in 2000. As a percentage of revenue, the division's G&A expenses increased to 23.1% in 2001, from 21.4% in 2000. The increase in the professional services division's G&A expenses was related to an increase in the level of spending to establish the corporate infrastructure in the division. During the spring of 2001, the Company began to eliminate many of these duplicative corporate infrastructure responsibilities in the division, integrating these efforts into the MPS corporate structure.

Income from operations. Income from operations decreased $54.0 million, or 69.0%, to $24.3 million in 2001, from $78.3 million in 2000. Income from operations for the e-Business solutions division decreased $34.7 million, to a $28.9 million loss in 2001, from income of $5.8 million in 2000. Income from operations for the professional services division decreased $21.9 million, or 35.5%, to $39.8 million in 2001, from $61.7 million in 2000. Income from operations for the IT services division decreased $17.0 million, or 55.9 %, to $13.4 million in the 2001, from $30.4 million in 2000. For the Company as a whole, income from operations as a percentage of revenue decreased to 1.6% in 2001, from 4.3% in 2000.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facilities and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $12.4 million, or 53.9%, to $10.6 million in 2001, from $23.0 million in 2000. The decrease in interest expense is related to the lower level of borrowings under the Company's credit facilities during 2001. Interest expense was offset by $1.4 million of interest and other income in both 2001 and 2000.

Income Taxes. The Company recognized an income tax provision of $6.8 million in 2001, compared to a net income tax benefit of $63.1 million in 2000. The income tax benefit in the prior year related primarily to a tax benefit associated with an investment in a subsidiary. Absent this net benefit in 2000, the Company's effective tax rate increased to 44.9% in 2001 as compared to 41.0% in 2000. This increase is attributable to state tax expense, a higher level of non-deductible expenses, and a lower level of income which is partially offset by a tax benefit associated with a reorganization of a subsidiary.

Net Income. As a result of the foregoing, net income decreased $111.5 million, or 93.1%, to $8.3 million in 2001, from $119.8 million in 2000. Net income as a percentage of revenue decreased to 0.5% in 2001, from 6.6% in 2000.



                              2000 COMPARED TO 1999

Revenue. Revenue decreased $113.9 million, or 5.9%, to $1,827.7 million in 2000 from $1,941.6 million in 1999. The decrease was attributable to a decrease in revenue for the IT services division which accounted for 51.1% and 60.8% of the Company's total revenue for 2000 and 1999, respectively. Revenue in the IT services division decreased $247.0 million, or 20.9%, to $934.0 million in 2000, from $1,181.0 million in 1999. This decrease in revenue was primarily attibutable to the diminished demand for information technology services as the Company's customers re-evaluated their information technology infrastructure needs after addressing their year 2000 issues.

Revenue in the professional services division increased $60.1 million, or 10.1%, to $652.6 million in 2000 from $592.5 million in 1999. The increase in revenue was due to internal growth. The professional services division operated primarily through five operating units consisting of the accounting and finance, legal, engineering/technical, career management and consulting and scientific units which contributed 39.4%, 13.2%, 34.7%, 8.5% and 4.2%, respectively, of the division's revenue by group during 2000 as compared to 38.4%, 13.7%, 33.1%, 9.7% and 5.1%, respectively, during 1999.

Revenue in the e-Business solutions division increased $72.9 million, or 43.3%, to $241.1 million in 2000, from $168.2 million in 1999. This increase in revenue was due to a combination of internal growth and a contribution of revenue from companies acquired in the first quarter of 2000.

Gross Profit. Gross profit increased $5.2 million or 1.0% to $530.9 million in 2000 from $525.7 million in 1999. Gross margin increased to 29.0% in 2000 from 27.1% in 1999. The overall increase in gross margin was primarily due to the increased revenue contribution of the Company's e-Business solutions division, which generated a gross margin of 43.5% in 2000 as compared to 41.8% in 1999. Revenue contributed from the e-Business solutions division increased to 13.2% in 2000 from 8.7% in 1999. The gross margin in the professional services division increased to 33.3% in 2000 from 32.9% in 1999. The gross margin in the IT services division increased to 22.3% in 2000 from 22.1% in 1999.

Operating expenses. Operating expenses increased $67.1 million or 17.4% to $452.6 million in 2000 from $385.5 million in 1999. The Company's G&A expenses increased $67.7 million or 21.2% to $386.3 million in 2000, from $318.6 million in 1999. Included in operating expenses in 1999 is a $25.0 million charge for an asset write-down related to the sale of discontinued operations and a $0.8 million restructuring charge recapture. Included in operating expenses in 2000 is an additional $13.1 million charge for an asset write-down related to the sale of discontinued operations, $7.3 million of costs related to the cancelled separation and spin-off of the IT services division and the cancelled initial public offering of the e-Business solutions division, and an additional $0.8 million restructuring charge recapture.

Excluding these aforementioned costs, operating expenses increased $69.2 million, or 19.0%, to $433.0 million in 2000, from $363.8 million in 1999, and G&A expenses increased $60.4 million, or 19.0%, to $379.0 million in 2000, from $318.6 million in 1999. Excluding these costs, the overall increase in G&A expenses was attributable primarily to the e-Business solutions division and to a lesser extent the professional services division.

The e-Business solution division's G&A expenses increased $51.5 million, or 137.0%, to $89.1 million in 2000 from $37.6 million in 1999. As a percentage of revenue, the e-Business solution division's G&A expenses increased to 37.0% in 2000 from 22.4% in 1999. The increase in the division's G&A expenses was primarily related to increased expenses to support the growth of the division, including sales, marketing and brand recognition.

The professional services division's G&A expenses increased $12.8 million, or 10.1%, to $139.7 million in 2000 from $126.9 million in 1999, even though G&A expenses as a percentage of revenue remained constant at 21.4% for the respective years. The increase in the professional services division's G&A expenses was primarily related to the internal growth of its operating units and increased expenses to support the growth of the division.

G&A expenses for the IT services division decreased $3.9 million, or 2.5%, to $150.2 million in 2000 from $154.1 million in 1999. The decrease in the division's G&A expenses was associated with the decrease in revenue for 2000. During the fourth quarter of 2000, the Company implemented cost reduction initiatives within the Modis division that resulted in a decrease in G&A expenses during the quarter.

Income from operations. Income from operations decreased $61.9 million, or 44.2%, to $78.3 million in 2000, from $140.2 million in 1999. The decrease in operating income is due to the lower contribution of operating income from the Company's e-Business solutions and IT services divisions. The Company elected to increase expenditures in the e-Business solutions division to support sales, marketing and brand recognition. Additionally, the IT services division's costs decreased slightly with a reduction in revenue. Income from operations for the professional services division, however, increased $7.3 million, or 13.4%, to $61.7 million in 2000, from $54.4 million in 1999, mainly as a result of the increase in revenue in the division. For the Company as a whole, income from operations as a percentage of revenue decreased to 4.3% in 2000, from 7.2% in 1999.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facilities and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense increased $10.8 million, or 88.5%, to $23.0 million in 2000, from $12.2 million in 1999. Interest expense in 1999 was significantly reduced as a result of the net cash on hand related to the sale of the Company's discontinued Commercial operations and Teleservices division in 1998 resulting in an overall lower level of borrowings under the Company's credit facilities during 1999. Interest expense was offset by $1.4 million of interest and other income in 2000 as compared to $4.4 million in 1999.

Income Taxes. The Company recognized a net income tax benefit for 2000 of $63.1 million as compared to an income tax provision of $50.3 million in 1999. The income tax benefit related primarily to a tax benefit of $99.7 million associated with an investment in a subsidiary. This tax benefit was partially offset by a $13.4 million valuation allowance. Absent this net benefit, the Company's effective tax rate increased to 41.0% in 2000 as compared to 38.0% in 1999, due to (1) the effect of foreign tax credits recognized in 1999, and (2) the increased effect of non-deductible expense items on a lower level of income in 2000.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $37.7 million, or 45.9%, to $119.8 million in 2000, from $82.1 million in 1999. Income from continuing operations as a percentage of revenue increased to 6.6% in 2000, from 4.2% in 1999.

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

The Company had working capital of $204.7 million and $248.4 million as of December 31, 2001 and 2000, respectively. The Company had cash and cash equivalents of $49.2 million and $5.0 million as of December 31, 2001 and 2000, respectively.

For the years ended December 31, 2001 and 2000, the Company generated $183.6 million and $192.7 million of cash flow from operations, respectively. Excluding the effect of a net tax benefit of $86.3 million associated with an investment in a subsidiary in 2000, the increase in cash flows from operations in 2001 from 2000 primarily related to improved receivables collection, decreasing the cash needed to fund accounts receivable. The Company's continued consolidation of back office activities and systems and increased collection efforts led to improved collections in 2001. For the year ended December 31, 1999, the Company generated $75.7 million of cash flow from operations. The increase in cash flow from operations in 2000 from 1999 primarily related to the net tax benefit.

For the year ended December 31, 2001, the Company used $15.3 million of cash for investing activities, primarily for capital expenditures. For the year ended December 31, 2000, the Company used $148.8 million of cash for investing activities, primarily as a result of acquisitions in the e-Business solutions division and to a lesser extent earn-out payments. The Company also used $25.2 million for capital expenditures. For the year ended December 31, 1999, the Company used $392.5 million of cash flow for investing activities, mainly as a result of the payment of a tax liability, net worth adjustment and certain transaction expenses of $191.4 million relating to the sale of the Company's Commercial operations and Teleservices division. Additionally, the Company used $160.7 million for acquisitions and earn-out payments, $21.2 million for capital expenditures, and $19.2 million for advances associated with the sale of the Company's Health Care division in 1998.

For the year ended December 31, 2001, the Company used $116.6 million of cash for financing activities. This amount primarily represented net repayments on the Company's credit facility and on notes issued in connection with the acquisition of certain companies. These repayments were mainly funded from cash flows from operations.

For the year ended December 31, 2000, the Company used $47.4 million of cash for financing activities. This amount primarily represented net repayments on the Company's credit facility and on notes issued in connection with the acquisition of certain companies. These repayments were mainly funded from a net tax benefit associated with an investment in a subsidiary.

For the year ended December 31, 1999, the Company generated $223.0 million from financing activities. During 1999, this amount primarily represented net borrowings from the Company's credit facility, which was used primarily to pay the tax liability and other payments related to the sale of the Company's Commercial operations and Teleservices division. Additionally, in connection with the Company's 1998 share buyback program, the Company was refunded a portion of the purchase price in 1999.

On November 4, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of December 31, 2001, no shares have been repurchased under this authorization.

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

Indebtedness, Contractual Obligations, and Commercial Commitments of the Company

The following are contractual cash obligations and other commercial commitments of the Company at December 31, 2001:

                                                                       Payments Due by Period
                                           ------------------------------------------------------------------------------
                                                             Less than          1 - 3           4 - 5           After 5
                                             Total             1 Year           Years           Years            Years
Contractual Cash Obligations
(in thousands)
Long term debt                              $ 101,000        $       -        $ 101,000        $       -       $       -
Operating leases                               65,664           18,387           38,084            5,614           3,579
                                           ------------------------------------------------------------------------------
Total Contractual Cash Obligations          $ 166,664        $  18,387        $ 139,084        $   5,614       $   3,579
                                           ==============================================================================



                                                            Amount of Commitment Expiration per Period
                                           ------------------------------------------------------------------------------
                                                             Less than          1 - 3           4 - 5           After 5
                                             Total             1 Year           Years           Years            Years
Commercial Commitments
(in thousands)

Lines of credit                             $ 350,000        $       -        $ 350,000        $       -       $       -
Standby letters of credit                       2,309                -            2,309                -               -
                                           ------------------------------------------------------------------------------
Total Commercial Commitments                $ 352,309        $       -        $ 352,309        $       -       $       -
                                           ==============================================================================


The Company has a $350 million revolving credit facility which is syndicated to a group of 13 banks with Bank of America as the principal agent. This facility expires on October 27, 2003. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by the material subsidiaries of the Company. In addition, approval is required by the majority of the lenders when the cash consideration of an individual acquisition exceeds 10% of consolidated stockholders' equity of the Company. On October 24, 2001, the Company elected not to renew an additional $50 million 364 day credit facility so as to more closely align its borrowing capacity to its anticipated funding needs. The election not to renew reduced the overall credit commitment to the Company to $350 million at December 31, 2001 from $400 million at December 31, 2000.

As of March 8, 2002, the Company had a balance of approximately $91.7 million outstanding under the credit facility. The Company also had outstanding letters of credit in the amount of $2.3 million, reducing the amount of funds available under the credit facility to approximately $256.0 million as of March 8, 2002.

On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. The actual interest rate on the credit facility is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial notional amount of $110.4 million as of February 12, 2001, which amortizes to $55.7 million on January 2, 2003 in correlation with the Company's estimate of cash flow needs. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. These agreements were approved by the Board of Directors. In the fourth quarter of 2001, the Company settled the interest rate swap agreement entered into on March 2, 2001 for a $0.2 million loss. As of December 31, 2001, the outstanding agreement had a total notional amount of $100.7 million, with an underlying rate of 5.185%.

The Company has certain notes payable to shareholders of acquired companies which bear interest at rates ranging from 5.0% to 7.0%. As of March 8, 2002, the Company owed approximately $0.8 million in such acquisition indebtedness.

CRITICAL ACCOUNTING POLICIES

The Company believes the following are its most critical accounting policies in that they are the most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgements

Revenue Recognition

The Company recognizes revenue at the time services are provided. In most cases, the consultant is the Company's employee and all costs of employing the worker are the responsibility of the Company and are included in cost of revenue. Revenues generated when the Company permanently places an individual with a client are recorded at the time of placement less a reserve for employees not expected to meet the probationary period. The Company, to a lesser extent, is also involved in fixed price engagements whereby revenues are recognized under the percentage-of-completion method of accounting.

Allowance for Doubtful Accounts

The Company regularly monitors and assesses its risk of not collecting amounts owed to it by its customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts for this risk. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

Asset Impairment

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset.


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ('FASB') issued Statements of Financial Accounting Standards ('SFAS') No. 141, 'Business Combinations' and No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 141 and SFAS No. 142 establish accounting and reporting standards for business combinations and for goodwill and intangible assets resulting from business combinations, respectively. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations and applies to all business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the periodic amortization of goodwill (and intangible assets deemed to have indefinite lives) and requires impairment to be tested annually. Further, SFAS No. 142 replaces the measurement guidelines for impairment, whereby goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, and cannot be applied retroactively. SFAS No. 142 is to be applied to all recorded goodwill and intangible assets as of the date of adoption.

The Company has applied SFAS No. 142 for the accounting of goodwill and other intangible assets beginning January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to increase income from operations by approximately $40 million per year. Additionally, the Company is currently in the process of performing the required transitionary impairment test of goodwill under SFAS No. 142. As a result of this transitionary impairment test, the Company expects to incur a non-cash charge of between $550 million and $700 million ($450 - $600 million, net of tax) in the first quarter of 2002. This charge will be accounted for as a change in accounting principle.

Additionally, in August and October 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations' and SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' respectively. SFAS No. 143 requires the fair value of a liability be recorded for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 addresses the accounting and reporting for the impairment of long-lived assets, other than goodwill, and for long-lived assets to be disposed of. Further, SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. Both SFAS No. 143 and No. 144 are effective for all fiscal years beginning after December 15, 2001. For both SFAS No. 143 and No. 144, management does not expect the impact from these statements' provisions to have a material effect on the Company's consolidated results of operations and financial position.

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

The Company's short-term and long-term debt obligations totaled $101.8 million as of December 31, 2001, and the Company had $246.7 million available under its credit facilities. The short-term debt obligations include $0.8 million of notes payable to former shareholders of acquired corporations, which are at a fixed rate of interest. The interest rate risk on these notes payable to former shareholders is immaterial due to the dollar amount of these obligations.

On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. The actual interest rate on the credit facility is equal to this base rate plus an additional spread, determined by the Company's financial performance. This swap agreement had an initial notional amount of $110.4 million as of February 12, 2001, which amortizes to $55.7 million on January 2, 2003 in correlation with the Company's estimate of cash flow needs. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. These agreements were approved by the Board of Directors. In the fourth quarter of 2001, the Company settled the interest rate swap agreement entered into on March 2, 2001 for a $0.2 million loss. As of December 31, 2001, the outstanding agreement had a total notional amount of $101.0 million, with an underlying rate of 5.185%. Hedging interest rate exposure through the use of swaps are specifically contemplated to manage risk in keeping with management policy. The Company does not utilize derivatives for speculative purposes. These swaps are transaction-specific so that a specific debt instrument determines the amount, maturity and specifics of each swap.

The Company prepared sensitivity analyses of its borrowings under the credit facility and its financial instruments to determine the impact of hypothetical changes in interest rates on the Company's results of operations and cash flows, and the fair value of its financial instruments. The interest-rate analysis assumed a 50 basis point adverse change in interest rates on all borrowings under the credit facility and financial instruments, representing approximately 10% of the Company's weighted average borrowing rate. However, the interest-rate analysis did not consider the effects of the reduced level of economic activity that could exist in such an environment. A 50 basis point adverse move in interest rates on the Company's outstanding borrowings under the credit facility would have an immaterial impact on the Company's results of operations and cash flows. However, a 50 basis point adverse move in interest rates would decrease the fair value of the Company's interest rate swap agreement by approximately $0.3 million.

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 27% of its 2001 consolidated revenues from international operations, approximately 97% of which were from the United Kingdom. The exchange rate has decreased approximately 3% in 2001, from
1.49 at December 31, 2000 to 1.45 at December 31, 2001. The Company prepared sensitivity analyses to determine the adverse impact of hypothetical changes in the British pound sterling, relative to the U.S. Dollar, on the Company's results of operations and cash flows. However, the analysis did not include the potential impact on sales levels resulting from a change in the British pound sterling. An additional 10% adverse movement in the exchange rate would have had an immaterial impact on the Company's cash flows and financial position for 2001. While fluctuations in the British pound sterling have not historically had a material impact on the Company's results of operations, the lower level of earnings resulting from a decrease in demand for the services provided by the Company's domestic operations have increased the impact of exchange rate fluctuations. However, the Company did not hold or enter into any foreign currency derivative instruments as of December 31, 2001.

FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

Effect of Fluctuations in the General Economy

Demand for the Company's business services is significantly affected by the general level of economic activity in the markets served by the Company. During periods of slowing economic activity, companies may reduce the use of outside consultants and staff augmentation services prior to undertaking layoffs of full-time employees. Also during such periods, companies may elect to defer installation of new IT systems and platforms (such as Enterprise Resource Planning systems) or upgrades to existing systems and platforms. As a result, any significant or continued economic downturn could have a material adverse effect on the Company's results of operations or financial condition.

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

Ability  to  Continue  Acquisition  Strategy;   Ability  to  Integrate  Acquired
Operations

Historically, the Company has included acquisitions are a part of the Company's overall growth strategy. Although the Company continues to seek acquisition opportunities, there can be no assurance that the Company will be able to negotiate acquisitions on economic terms acceptable to the Company or that the Company will be able to successfully identify acquisition candidates and integrate all acquired operations into the Company.

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

Financial Covenants

The Company's credit facility requires that specified financial ratios be maintained. The Company's ability to meet these financial ratios can be affected by events beyond its control. Failure to meet those financial ratios could allow its lenders to terminate the credit facility and to declare all amounts outstanding under those facilities to be immediately due and payable. Further, the Company may not be able to obtain a replacement credit facility on terms and conditions or at interest rates as favorable as those in current agreements.

Income Tax Audits

The Company is subject to periodic review by federal, state, and local taxing authorities in the ordinary course of business. During 2001, the Company was notified by the Internal Revenue Service that certain prior year income tax returns will be examined. As part of this examination, the net tax benefit associated with an investment in a subsidiary that the Company recognized in 2000 of $86.3 million is also being reviewed. There can be no assurance that the Internal Revenue Service will not disallow any or all of the tax benefit. A disallowance would result in the Company having to repay any or all of the tax benefit to the Internal Revenue Service which may affect the Company's financial condition and financial covenants.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements: The following consolidated financial statements are included in this Annual Report on Form 10-K:



        Report of Independent Certified Public Accountants
        Consolidated Balance Sheets at December 31, 2001 and 2000
        Consolidated Statements of Income for the years ended
           December 31, 2001, 2000, and 1999
        Consolidated Statements of Stockholders' Equity and Comprehensive Income
           for the years ended December 31, 2001, 2000, and 1999
        Consolidated Statements of Cash Flows for the years ended
           December 31, 2001, 2000, and 1999
        Notes to Consolidated Financial Statements



               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of MPS Group, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of MPS Group, Inc. (formerly, Modis Professional Services, Inc.) and its Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Jacksonville, Florida
March 20, 2002

MPS Group, Inc. and Subsidiaries
Consolidated Balance Sheets


                                                                                      DECEMBER 31,      DECEMBER 31,
(dollar amounts in thousands except per share amounts)                                   2001               2000
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $    49,208      $      5,013
   Accounts receivable, net of allowance of $19,533 and $19,433                           227,069           340,827
   Prepaid expenses                                                                         6,444             9,404
   Deferred income taxes                                                                    5,873             6,687
   Other                                                                                   12,102            10,376
                                                                                     ----------------------------------
      Total current assets                                                                300,696           372,307
Furniture, equipment, and leasehold improvements, net                                      48,742            55,711
Goodwill, net                                                                           1,165,961         1,199,849
Other assets, net                                                                          28,223            25,693
                                                                                     ----------------------------------
    Total assets                                                                      $ 1,543,622      $  1,653,560
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                      $       757      $     24,719
   Accounts payable and accrued expenses                                                   48,450            50,648
   Accrued payroll and related taxes                                                       39,524            41,540
   Income taxes payable                                                                     7,243             7,012
                                                                                     ----------------------------------
     Total current liabilities                                                             95,974           123,919
Notes payable, long-term portion                                                          101,000           194,000
Deferred income taxes                                                                      22,214            28,584
Other                                                                                      13,623             3,839
                                                                                     ----------------------------------
     Total liabilities                                                                    232,811           350,342
                                                                                     ----------------------------------
Commitments and contingencies (Notes 3, 4, 6, and 7) Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                          -                 -
   Common stock, $.01 par value; 400,000,000 shares authorized;
      98,306,783 and 96,796,217 shares issued and outstanding, respectively                   983               968
   Additional contributed capital                                                         594,061           587,854
   Retained earnings                                                                      730,085           721,742
   Accumulated other comprehensive loss                                                    (9,400)           (6,945)
   Deferred stock compensation                                                             (4,918)             (401)
                                                                                     ----------------------------------
     Total stockholders' equity                                                         1,310,811         1,303,218
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                       $ 1,543,622      $  1,653,560
                                                                                     ==================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MPS Group, Inc. and Subsidiaries
Consolidated Statements of Income


                                                                               Years Ended December 31,
                                                                      ------------------------------------------
(dollar amounts in thousands except per share amounts)                      2001          2000            1999
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                               $  1,548,489   $  1,827,686   $  1,941,649
Cost of revenue                                                          1,127,444      1,296,834      1,415,901
                                                                      ------------------------------------------
   Gross profit                                                            421,045        530,852        525,748
                                                                      ------------------------------------------
Operating expenses:
   General and administrative                                              336,577        386,327        318,593
   Depreciation                                                             21,724         16,852         13,727
   Amortization of goodwill                                                 38,398         37,029         31,466
   Restructuring recapture                                                       -           (753)        (3,250)
   Asset impairment related to sale of discontinued operations                   -         13,122         25,000
                                                                      ------------------------------------------
      Total operating expenses                                             396,699        452,577        385,536
                                                                      ------------------------------------------
Income from operations                                                      24,346         78,275        140,212
Other expense, net                                                           9,199         21,621          7,794
                                                                      ------------------------------------------
Income from continuing operations before income taxes                       15,147         56,654        132,418
Provision (benefit) for income taxes                                         6,804        (63,099)        50,283
                                                                      ------------------------------------------
Income from continuing operations                                            8,343        119,753         82,135
Gain on sale of discontinued operations                                          -              -         14,955
                                                                      ------------------------------------------
Net income                                                            $      8,343   $    119,753   $     97,090
                                                                      ==========================================
Basic income per common share from continuing operations              $       0.09   $       1.24   $       0.85
                                                                      ==========================================
Basic income per common share from gain on sale of
   discontinued operations                                            $          -   $          -   $       0.16
                                                                      ==========================================
Basic net income per common share                                     $       0.09   $       1.24   $       1.01
                                                                      ==========================================
Average common shares outstanding, basic                                    97,868         96,675         96,268
                                                                      ==========================================
Diluted income per common share from continuing operations            $       0.08   $       1.23   $       0.85
                                                                      ==========================================
Diluted income per common share from gain on sale of
   discontinued operations                                            $          -   $          -   $       0.15
                                                                      ==========================================
Diluted net income per common share                                   $       0.08   $       1.23   $       1.00
                                                                      ==========================================
Average common shares outstanding, diluted                                  98,178         97,539         97,110
                                                                      ==========================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MPS Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income

                                                                                      Accumulated
                                                                                         Other
                                                   Common       Additional           Comprehensive    Deferred
(dollar amounts in thousands                       Stock       Contributed  Retained     Income        Stock
except per share amounts)                      Shares   Amount   Capital    Earnings     (Loss)     Compensation  Total
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                 96,579,673   $  966  $ 563,725    $504,899    $   520    $     -   $1,070,110
Comprehensive income:
   Net income                                       -        -          -      97,090          -          -
   Foreign currency translation                     -        -          -           -     (3,512)         -
Total comprehensive income                          -        -          -           -          -          -       93,578
Repurchase of common stock, net              (615,687)      (6)    11,877           -          -          -       11,871
Exercise of stock options and related
   tax benefit                                352,634        3      6,953           -          -          -        6,956
                                           ------------------------------------------------------------------------------
Balance, December 31, 1999                 96,316,620      963    582,555     601,989     (2,992)         -    1,182,515
Comprehensive income:
   Net income                                       -        -          -     119,753          -          -
   Foreign currency translation                     -        -          -           -     (3,953)         -
Total comprehensive income                          -        -          -           -          -          -      115,800
Exercise of stock options and related
   tax benefit                                379,597        4      4,875           -          -          -        4,879
Issuance of restricted stock                  100,000        1        424           -          -       (425)           -
Vesting of restricted stock                         -        -          -           -          -         24           24
                                           ------------------------------------------------------------------------------
Balance, December 31, 2000                 96,716,217      968    587,854     721,742     (6,945)      (401)   1,303,218
Comprehensive income:
   Net income                                       -        -          -       8,343          -          -
   Foreign currency translation                     -        -          -           -     (9,132)         -
   Foreign currency translation, tax benefit        -        -          -           -      8,185          -
   Derivative instruments, net of
      related tax benefit                           -        -          -           -     (1,508)         -
Total comprehensive income                          -        -          -           -          -          -        5,888
Exercise of stock options and related
   tax benefit                                150,566        1        373           -          -          -          374
Issuance of restricted stock                1,360,000       14      5,834           -          -     (5,848)           -
Vesting of restricted stock                         -        -          -           -          -      1,331        1,331
                                           ------------------------------------------------------------------------------
Balance, December 31, 2001                 98,306,783   $  983  $ 594,061    $730,085    $(9,400)   $(4,918)  $1,310,811
                                           ==============================================================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MPS Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                                                             Years Ended December 31,
                                                                    ------------------------------------------
(dollar amounts in thousands except for per share amounts)               2001          2000           1999
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Income from continuing operations                                $    8,343      $ 119,753      $   82,135
   Adjustments to income from continuing operations to net
    cash provided by operating activities:
       Restructuring recapture                                               -           (753)         (3,250)
       Asset write-down related to sale of discontinued operations           -         13,122          25,000
       Depreciation                                                     21,724         16,852          13,727
       Amortization of goodwill                                         38,398         37,029          31,466
       Deferred income taxes                                             3,553          4,422          21,487
       Deferred compensation                                             1,331             24               -
       Changes in assets and liabilities:
         Accounts receivable                                           111,238        (13,994)          1,316
         Prepaid expenses and other assets                               3,073          6,805          (5,806)
         Accounts payable and accrued expenses                              (2)        12,802         (82,811)
         Accrued payroll and related taxes                              (1,851)        (3,401)         (9,523)
         Other, net                                                     (2,216)            54           1,918
                                                                    -----------------------------------------
           Net cash provided by operating activities                   183,591        192,715          75,659
                                                                    -----------------------------------------
Cash flows from investing activities:
   Advances associated with sale of discontinued operations,
     net of repayments                                                       -            (10)        (19,205)
   Income taxes and other cash expenses related to sale of net assets of discontinued Commercial operations
     and Teleservices division                                               -              -        (191,409)
   Purchase of furniture, equipment, and leasehold
     improvements, net of disposals                                    (14,814)       (25,150)        (21,234)
   Purchase of businesses, including additional earn-outs on
     acquisitions, net of cash acquired and businesses sold               (509)      (123,623)       (160,663)
                                                                    -----------------------------------------
           Net cash used in investing activities                       (15,323)      (148,783)       (392,511)
                                                                    -----------------------------------------
Cash flows from financing activities:
   Refunds of common stock                                                   -              -          11,871
   Proceeds from stock options exercised                                   373          4,880           3,952
   Borrowings on indebtedness                                            2,000        543,000         602,000
   Repayments on indebtedness                                         (118,962)      (595,284)       (394,789)
                                                                    -----------------------------------------
           Net cash (used in) provided by financing activities        (116,589)       (47,404)        223,034
                                                                    -----------------------------------------
Effect of exchange rate changes on cash and cash equivalents            (7,484)           (41)         (3,472)
                                                                    -----------------------------------------
Net increase (decrease) in cash and cash equivalents                    44,195         (3,513)        (97,290)

Cash and cash equivalents, beginning of year                             5,013          8,526         105,816
                                                                    -----------------------------------------
Cash and cash equivalents, end of year                              $   49,208     $    5,013      $    8,526
                                                                    =========================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                               Years Ended December 31,
(dollar amounts in thousands except for per share amounts)                 2001           2000           1999
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                      $    12,711    $     22,112   $     12,631
   Income taxes paid                                                       13,873          11,586        179,624




NON-CASH INVESTING AND FINANCING ACTIVITIES

During 2000 and 1999, the Company completed numerous acquisitions. In connection with the acquisitions, liabilities were assumed as follows:

                                                                                        Years Ended December 31,
                                                                                          2000           1999
------------------------------------------------------------------------------------------------------------------


   Fair value of assets acquired                                                     $    73,344    $     89,217
   Cash paid                                                                             (63,550)        (72,223)
                                                                                       ----------     -----------
   Liabilities assumed                                                               $     9,794    $     16,994
                                                                                       ==========     ===========





1.   DESCRIPTION OF BUSINESS

     MPS Group, Inc. ('MPS' or the 'Company') (NYSE:MPS) helps its client companies thrive by delivering a unique mix of consulting, solutions, and staffing services in the disciplines of information technology (IT), finance and accounting, legal, e-Business, human capital automation, engineering, executive search, and work force management.

     Effective January 1, 2002, the Company completed its name change from Modis Professional Services, Inc. to MPS Group, Inc. The name change was approved by shareholders at a special meeting held in October 2001.

     MPS consists of three divisions: the professional services division; the e-Business solutions division, operating under the brand Idea Integration; and the IT services division, operating under the brand Modis.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Furniture, Equipment, and Leasehold Improvements

     Furniture, equipment, and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the assets. The Company has developed a proprietary software package which allows the Company to implement imaging, time capture, and data-warehouse reporting. The costs associated with the development of this proprietary software package have been capitalized, and are being amortized over a five-year period. For a further discussion, see Note 14 to the Consolidated Financial Statements.

     The Company evaluates the recoverability of its carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Carrying value write-downs and gains and losses on disposition of property and equipment are reflected in 'Income from operations.'

Goodwill

     The Company has allocated the purchase price of acquired companies according to the fair market value of the assets acquired. Goodwill represents the excess of the cost over the fair value of the net tangible and identifiable intangible assets acquired through these acquisitions, including any contingent consideration paid (as discussed in Note 3 to the Consolidated Financial Statements), and is being amortized on a straight-line basis over periods ranging from 15 to 40 years, with an average amortization period of 35 years. Management periodically reviews the potential impairment of goodwill on an undiscounted cash flow basis to assess recoverability. If the estimated future cash flows are projected to be less than the carrying amount, an impairment write-down to fair value (representing the carrying amount of the goodwill that exceeds the discounted expected future cash flows) would be recorded as a period expense. Accumulated amortization was $160,037 and $121,639 as of December 31, 2001 and 2000, respectively.

     In December 2001, the Company sold the assets of its scientific operating unit, which operated under the brand of Scientific Staffing, to Kforce, Inc. for consideration including $3.5 million in cash and the assets of Kforce, Inc.'s legal operating unit. There was no gain or loss on the transaction.

Revenue Recognition

     The Company recognizes revenue at the time services are provided. In most cases, the consultant is the Company's employee and all costs of employing the worker are the responsibility of the Company and are included in cost of revenue. Revenues generated when the Company permanently places an individual with a client are recorded at the time of placement less a reserve for employees not expected to meet the probationary period. The Company, to a lesser extent, is also involved in fixed price engagements whereby revenues are recognized under the percentage-of-completion method of accounting.

Foreign Operations

     The financial position and operating results of foreign operations are consolidated using the local currency as the functional currency. These operating results are considered to be permanently invested in foreign operations. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period.

Stock-Based Compensation

     The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. Pro forma information relating to the fair value of stock-based compensation is presented in Note 9 to the Consolidated Financial Statements.

Derivative Instruments and Hedging Activities

     In the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 133, 'Accounting for Derivative Instruments and Hedging Activities'. The adoption of SFAS No. 133 did not have an initial impact on the Company as the Company did not hold any derivatives prior to 2001. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in fair value of a derivative accounted for as a hedge depends on the intended use of the derivative and the resulting designation of the hedged exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in fair value is reported either in earnings or in other comprehensive income.

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

     During 2000, the Company recognized a tax benefit of $99.7 million associated with an investment in a subsidiary. This tax benefit was partially offset by a $13.4 million valuation allowance. For a further discussion, see
Note 7 to the Consolidated Financial Statements.

Net Income per Common Share

     The consolidated financial statements include 'basic' and 'diluted' per share information. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations were 97.9 million, 96.7 million, and 96.3 million in 2001, 2000 and 1999, respectively. The only difference in the computation of basic and diluted earnings per share is the inclusion of 0.3 million, 0.9 million, and 0.8 million potential common shares in 2001, 2000 and 1999, respectively. See Note 10 to the Consolidated Financial Statements.

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

Reclassifications

     Certain amounts have been reclassified in 1999 and 2000 to conform to the 2001 presentation.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ('FASB') issued Statements of Financial Accounting Standards ('SFAS') No. 141, 'Business Combinations' and No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 141 and SFAS No. 142 establish accounting and reporting standards for business combinations and for goodwill and intangible assets resulting from business combinations, respectively. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations and applies to all business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the periodic amortization of goodwill (and intangible assets deemed to have indefinite lives) and requires impairment to be tested annually. Further, SFAS No. 142 replaces the measurement guidelines for impairment, whereby goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, and cannot be applied retroactively. SFAS No. 142 is to be applied to all recorded goodwill and intangible assets as of the date of adoption.

The Company has applied SFAS No. 142 for the accounting of goodwill and other intangible assets beginning January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to increase income from operations by approximately $40 million per year. Additionally, the Company is currently in the process of performing the required transitionary impairment test of goodwill under SFAS No. 142. As a result of this transitionary impairment test, the Company expects to incur a non-cash charge of between $550 million and $700 million ($450 - $600 million, net of tax) in the first quarter of 2002. This charge will be accounted for as a change in accounting principle.

     Additionally, in August and October 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations' and SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' respectively. SFAS No. 143 requires the fair value of a liability be recorded for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 addresses the accounting and reporting for the impairment of long-lived assets, other than goodwill, and for long-lived assets to be disposed of. Further, SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. Both SFAS No. 143 and No. 144 are effective for all fiscal years beginning after December 15, 2001. For both SFAS No. 143 and No. 144, management does not expect the impact from these statements' provisions to have a material effect on the Company's consolidated results of operations and financial position.

3.  ACQUISITIONS

     During 2000 and 1999, all acquisitions made by the Company were accounted for under the purchase method of accounting. The Company has allocated the purchase price according to the fair value of the assets acquired in the acquisitions. The excess of the purchase price, including any contingent consideration paid, over the fair value of the tangible and identifiable intangible assets (goodwill) is being amortized on a straight line basis over a period of 40 years for all acquisitions in 2000 and 1999. Because these acquisitions did not have a material effect on results of operations, pro forma information has not been shown.

For the Year Ended December 31, 2000

     The Company acquired the following companies during the year ended December 31, 2000: Catapult Technology, Inc.; Brahma Software Solutions, Inc.; Brahma Technolutions, Inc.; T1 Design, Inc.; Red Eye Digital Media, LLC; ITIC, Inc.; Integral Results, Inc.; G.B. Roberts & Associates, Inc. d/b/a Ramworks; and Corporate Consulting Services, Inc. Purchase consideration for these 2000 acquisitions totaled $70,940, comprised of $63,550 in cash and $7,390 in notes payable to former stockholders.

For the Year Ended December 31, 1999

     The Company acquired the following companies during the year ended December 31, 1999: Consulting Solutions, Inc.; Brenda Pejovich & Associates, Inc.;
Intelligent Solutions, Ltd.; Zeal, Inc.; UTEK, Inc.; Data Management Consultants, Inc.; Open Management Systems, Inc.; and Forsythe, Inc. Purchase consideration for these 1999 acquisitions totaled $94,293, comprised of $83,666 in cash and $10,627 in notes payable to former stockholders. Purchase consideration includes consideration paid after closing based on the increase in earnings before interest and taxes ('EBIT'), as defined (earn-outs). The sellers for the aforementioned 1999 acquisitions are not entitled to any additional purchase consideration.


Earn-Out Payments

     Prior to January 1, 2002, the Company was obligated under certain acquisition agreements to make earn-out payments to former stockholders of some of the aforementioned acquired companies accounted for under the purchase method of accounting upon attainment of certain earnings targets of the acquired companies. The agreements do not specify a fixed payment of contingent consideration to be issued; however, the Company has limited its maximum exposure under some earn-out agreements to a cap which is negotiated at the time of acquisition.

     The Company recorded these payments as goodwill in accordance with EITF 95-8, 'Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination', rather than compensation expense. Earn-outs are utilized by the Company to supplement the partial consideration initially paid to the stockholders of the acquired companies, if certain earnings targets are achieved. All earn-out payments are tied to the ownership interests of the selling stockholders of the acquired companies rather than being contingent upon any further employment with the Company. Any former owners who remain as employees of the Company receive a compensation package which is comparable to other employees of the Company at the same level of responsibility.

     The Company has accrued contingent payments related to earn-out obligations in Accounts payable and accrued expenses of $1.1 million and $41.0 million as of December 31, 2000 and 1999, respectively. These accrued contingent payments represent the liabilities related to earn-out payments that are readily determinable, as a result of resolved and issuable earn-outs, as of the respective fiscal year ends. The Company applies the relevant profits related to the earn-out period to the earn-out formula, and determines the appropriate amount to accrue. There is no accrued contingent payments related to earn-out obligations as of December 31, 2001 as currently, there are no earn-out agreements that extend beyond 2001 for any of the acquired companies.

4.  NOTES PAYABLE
Notes payable at December 31, 2001 and 2000 consisted of the following:

                                                                                          2001            2000
----------------------------------------------------------------------------------------------------------------
Credit facilities (weighted average interest rate of 5.8% - See Note 5 to the Consolidated Financial Statements for a discussion of the
   interest rate)                                                                    $   101,000    $    194,000
Notes payable to former shareholders of acquired companies (interest
   ranging from 5.0% to 7.0%)                                                                757          24,719
                                                                                     ---------------------------
                                                                                         101,757         218,719
Current portion of notes payable                                                             757          24,719
                                                                                     ---------------------------
Long-term portion of notes payable                                                   $   101,000    $    194,000
                                                                                     ===========================

     The Company has a $350 million revolving credit facility which is syndicated to a group of 13 banks with Bank of America, as the principal agent. This facility expires on October 27, 2003. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by the material subsidiaries of the Company. In addition, approval is required by the majority of the lenders when the cash consideration of an individual acquisition exceeds 10% of consolidated stockholders' equity of the Company. On October 24, 2001, the Company elected not to renew the additional $50 million 364 day credit facility so as to more closely align its borrowing capacity to its anticipated funding needs. The election not to renew reduced the overall credit commitment to the Company to $350 million at December 31, 2001 from $400 million at December 31, 2000. The Company incurred certain costs directly related to obtaining the credit facility in the amount of approximately $2.4 million. These costs have been capitalized and are being amortized over the life of the credit facility.

     Maturities of notes payable are as follows for the fiscal years subsequent to December 31, 2001:


Fiscal year
- ------------------------------------
2002                        $    757
2003                         101,000
                            --------
                            $101,757
                            ========


5.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In 2001, the Company has engaged in derivatives classified as cash flow hedges. Accordingly, changes in the fair value of these hedges are recorded in 'Accumulated other comprehensive loss' on the balance sheet. The Company formally documents all relations between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking hedging transactions. The Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The non-effective portions of these hedges are recorded as a component of current earnings.

     The Company is currently a party to and in the future may enter into interest rate swap agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. Interest rate swap agreements are considered hedges of specific borrowings, and differences received under the swap agreements are recognized as adjustments to interest expense. On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. The actual interest rate on the credit facility is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial notional amount of $110.4 million as of February 12, 2001, which amortizes to $55.7 million on January 2, 2003 in correlation with the Company's estimate of cash flow needs. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. These agreements were approved by the Board of Directors. In the fourth quarter of 2001, the Company settled the interest rate swap agreement entered into on March 2, 2001 for a $0.2 million loss. As of December 31, 2001, the outstanding agreement had a total notional amount of $100.7 million, with an underlying rate of 5.185%.

     Hedging interest rate exposure through the use of swaps are specifically contemplated to manage risk in keeping with management policy. The Company does not utilize derivatives for speculative purposes. These swaps are transaction-specific so that a specific debt instrument determines the amount, maturity and specifics of each swap.


6.  COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases office space under various noncancelable operating leases. The following is a schedule of future minimum lease payments with terms in excess of one year:


Year
-------------------------------------------------------------------------------------------------------
2002                                                                                           $ 18,387
2003                                                                                             16,125
2004                                                                                             12,923
2005                                                                                              9,036
2006                                                                                              3,195
Thereafter                                                                                        5,998
                                                                                               --------
                                                                                               $ 65,664
                                                                                               ========

     Total  rent  expense  for 2001,  2000, and 1999 was  $28,228,  $25,823, and
$21,727, respectively.

Litigation

     The Company is a party to a number of lawsuits and claims arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company, its financial position, its results of operations, or its cash flows.

7.    INCOME TAXES

     A comparative analysis of the provision (benefit) for income taxes from continuing operations is as follows:


                              2001         2000         1999
--------------------------------------------------------------
Current:
   Federal                $  (2,273) $  (76,659)    $  17,210
   State                      1,657       2,945           903
   Foreign                    3,867       6,193        10,683
                          ------------------------------------
                              3,251     (67,521)       28,796
                          ------------------------------------
Deferred:
   Federal                   11,604       3,220        15,981
   State                      3,080      (3,032)        1,696
   Foreign                  (11,131)      4,234         3,810
                          ------------------------------------
                              3,553       4,422        21,487
                          ------------------------------------
                          $   6,804  $  (63,099)    $  50,283
                          ====================================


     The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes is attributable to the following:


                                                           2001                   2000                    1999
                                                         -------------------------------------------------------------------
                                                          AMOUNT   PERCENTAGE    AMOUNT   PERCENTAGE     AMOUNT  PERCENTAGE
----------------------------------------------------------------------------------------------------------------------------
Tax computed using the federal statutory rate             $    5,301    35.0%   $  19,829     35.0%    $  46,346     35.0%
State income taxes, net of federal income tax effect           4,737    31.3          (87)    (0.1)        2,599      2.0
Non-deductible goodwill                                        3,187    21.0        2,957      5.2         2,628      2.0
Foreign tax credit carryforward                                  525     3.5       13,378     23.6             -        -
Investment in subsidiary                                           -       -      (99,705)  (176.0)            -        -
Reorganization of subsidiary                                  (7,909)  (52.2)           -        -             -        -
Other permanent differences                                      963     6.3          529      0.9        (1,290)    (1.0)
                                                         -------------------------------------------------------------------
                                                          $    6,804    44.9%   $ (63,099)  (111.4)%   $  50,283     38.0%
                                                         ===================================================================


     The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets are as follows:

                                                                                          2001            2000
------------------------------------------------------------------------------------------------------------------
Gross deferred tax assets:
   Self-insurance reserves                                                           $   2,003     $      2,185
   Allowance for doubtful accounts receivable                                            5,968            4,904
   Foreign tax credit carryforward                                                      21,389           22,356
   Net operating loss carryforward                                                      17,734            4,440
   Other                                                                                 6,083            4,803
                                                                                     ---------------------------
    Total gross deferred tax assets                                                     53,177           38,688
                                                                                     ---------------------------
    Valuation allowance                                                                (16,303)         (13,378)
                                                                                     ---------------------------
      Total gross deferred tax assets, net of valuation allowance                       36,874           25,310
                                                                                     ---------------------------

Gross deferred tax liabilities:
   Amortization of goodwill                                                            (44,558)         (44,643)
   Other                                                                                (8,657)          (2,564)
                                                                                     ---------------------------
      Total gross deferred tax liabilities                                             (53,215)         (47,207)
                                                                                     ---------------------------
      Net deferred tax liability                                                     $ (16,341)    $    (21,897)
                                                                                     ===========================

     Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with temporary differences, operating loss carryforwards and tax credits will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur.

     The Company has recognized a deferred tax asset of $12,275 for a 2001 federal net operating loss carryforward. On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 was signed into law, which allows a 2001 federal net operating loss to be carried back five years instead of two years. This new law converted the 2001 federal net operating loss carryforward into a federal net operating loss that will be fully absorbed within the five year carryback period.

     The Company's valuation allowance at December 31, 2001, consisted of $13,903 in foreign tax credit carryforwards and $2,400 in state net operating loss carryforwards. The valuation allowance at December 31, 2000, consisted entirely of foreign tax credit carryforwards.

     In addition to deferred tax expense, the Company's deferred tax liability changed in 2001 for the tax effect of certain adjustments recorded in equity that reduced the Company's deferred tax liability. These adjustments are $8,185 for foreign currency and $924 for derivative instruments.

     The Company is subject to periodic review by federal, state and local taxing authorities in the ordinary course of business. During 2001, the Company was notified by the Internal Revenue Service that certain prior year income tax returns will be examined. As part of this examination, the tax benefit associated with an investment in a subsidiary that the Company recognized in 2000 is also being reviewed. The impact or adjustment, if any, as a result of this examination cannot be reasonably estimated at this time.


8.  EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

     The Company has a qualified contributory 401(k) profit sharing plan which covers all full-time employees over age twenty-one with over 90 days of employment and 375 hours of service. The Company made matching contributions of approximately $7,105, $7,037, and $6,883, net of forfeitures, to the profit sharing plan for 2001, 2000, and 1999, respectively. The Company also has a non-qualified deferred compensation plan for its highly compensated employees. The non-qualified deferred compensation plan does not provide for any matching, either discretionary or formula-based, by the Company. The Company invests the assets of the deferred compensation plan based on investment allocations of the employee.

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

9.  STOCKHOLDERS' EQUITY

Stock Repurchase Plan

     In 1998, the Company's Board of Directors authorized repurchases of up to $310.0 million of the Company's common stock pursuant to a share buyback program. As of December 31, 1998, the Company had repurchased approximately 21,751,000 shares under the share buyback program. Included in the shares repurchased as of December 31, 1998 were approximately 6,150,000 shares repurchased under an accelerated stock acquisition plan ('ASAP'). The Company entered into the ASAP with an investment bank that agreed to sell the Company shares at a certain cost. The investment bank borrowed these shares from its customers and was required to enter into market transactions, subject to Company approval, and purchase shares to return to its customers. The Company, pursuant to the agreement, agreed to compensate the investment bank for any increases in the Company's stock price that would cause the investment bank to pay an amount to purchase the stock over the ASAP price. Conversely, the Company received a refund in the purchase price if the Company's stock price fell below the ASAP price. Subsequent to 1998, the Company used refunded proceeds from the ASAP to complete the program during 1999, with the repurchase of approximately 597,000 shares, bringing the total shares repurchased under the program to approximately 22,348,000 shares. All of these shares were retired upon purchase.

     On November 4, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of December 31, 2001, no shares have been repurchased under this authorization.


Incentive Employee Stock Plans

     During 1993, the Board of Directors approved the 1993 Stock Option Plan (the 1993 Plan) which provided for the granting of options for the purchase of up to an aggregate of 2,400,000 shares of common stock to key employees.

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

     During 1995, the Board of Directors approved the 1995 Stock Option Plan (the 1995 Plan) which provided for the granting of options up to an aggregate of 3,000,000 shares of common stock to key employees under terms and provisions similar to the 1993 Plan. During 1998 and 1997, the 1995 Plan was amended to provide for the granting of an additional 8,000,000 and 3,000,000 shares, respectively. During 1998, the 1995 Plan was also amended to, among other things, require the exercise price of non-qualified stock options to not be less than 100% of the fair value of the stock on the date the option is granted, to limit the persons eligible to participate in the plan to employees, to eliminate the Company's ability to issue SARS and to amend the definition of a director to comply with Rule 16b-3 of the Securities Exchange Act of 1934, as amended and with Section 162(m) of the Internal Revenue Code of 1986, as amended. There were no amendments to the 1995 Plan in 2001 or 2000.

     The Company assumed the stock option plans of its subsidiaries, Career Horizons, Inc., Actium, Inc. and Consulting Partners, Inc., upon acquisition in accordance with terms of the respective merger agreements. At the date of the respective acquisitions, the assumed plans had 2,566,252 options outstanding. As of December 31, 2001 and 2000, the assumed plans had 13,523 and 28,841 options outstanding, respectively.

Non-Employee Director Stock Plan

     During 1993, the Board of Directors of the Company approved a stock option plan (Director Plan) for non-employee directors, whereby 600,000 shares of common stock, subsequently amended in 1997 to 1.6 million shares, have been reserved for issuance to non-employee directors. The Director Plan allows each non-employee director to purchase 60,000 shares at an exercise price equal to the fair value at the date of the grant upon election to the Board. In addition, each non-employee director is granted 20,000 options upon the anniversary date of the director's initial election date. The options become exercisable ratably over a five-year period and expire ten years from the date of the grant. However, the options are exercisable for a maximum of three years after the individual ceases to be a director and, if the director ceases to be a director within one year of appointment, the options are cancelled. In 2001, 2000 and 1999, the Company granted 490,000, 500,000 and 60,000 options, respectively, at an average exercise price of $3.88, $5.13 and $13.63, respectively.



     The following table summarizes the Company's Stock Option Plans:

                                                                                                         Weighted
                                                                                       Range of          Average
                                                                         Shares     Exercise Prices   Exercise Price
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                                             11,203,993   $ 0.83 - $33.38      $  15.38
   Granted                                                              6,317,285   $ 8.13 - $16.69      $  12.92
   Exercised                                                             (352,634)  $ 0.83 - $14.44      $   7.11
   Canceled                                                            (2,115,956)  $ 4.24 - $26.13      $  16.63
                                                                       ----------------------------------------------
Balance, December 31, 1999                                             15,052,688   $ 1.25 - $33.38      $  14.32
   Granted                                                              3,365,768   $ 3.56 - $18.00      $   9.70
   Exercised                                                             (379,597)  $ 1.25 - $14.70      $  12.22
   Canceled                                                            (3,421,498)  $ 2.54 - $33.38      $  12.00
                                                                       ----------------------------------------------
Balance, December 31, 2000                                             14,617,361   $ 1.25 - $33.38      $  13.83
   Granted                                                             12,489,156   $ 3.85 - $ 6.90      $   5.46
   Exercised                                                             (150,566)  $ 1.25 - $ 7.87      $   6.31
   Canceled                                                           (11,668,729)  $ 3.63 - $33.38      $  14.83
                                                                       ----------------------------------------------
Balance, December 31, 2001                                             15,289,222   $ 1.25 - $33.38      $   6.50
                                                                       ==============================================

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

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                         Outstanding                          Exercisable
                                           ------------------------------------------- -----------------------------
                                                                        Average                        Average
                                                          Average       Exercise                       Exercise
                                            Shares        Life (a)       Price           Shares         Price
--------------------------------------------------------------------------------------------------------------------
$  1.25 - $  3.85                           2,898,025     9.42          $  3.77          133,200     $  2.21
$  3.94 - $  5.17                           1,119,850     6.80             4.90          758,151        4.99
$  5.60 - $  6.00                           8,658,224     9.62             6.00        7,351,124        6.00
$  6.10 - $ 11.06                           1,421,188     8.07             8.70          655,520        8.93
$ 11.13 - $ 22.88                           1,091,935     6.97            13.77          654,275       14.17
$ 25.32 - $ 33.38                             100,000     5.54            27.41           88,000       27.70
                                           -------------------------------------------------------------------------
Total                                      15,289,222     9.01          $  6.44        9,640,270     $  6.82
                                           =========================================================================

(a) Average contractual life remaining in years.

     At year-end 2000, options with an average exercise price of $14.98 were exercisable on 8.9 million shares; at year-end 1999, options with an average exercise price of $15.10 were exercisable on 6.8 million shares.

     If the Company had elected to recognize compensation cost for options granted in 2001, 2000, and 1999, based on the fair value of the options granted at the grant date, net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                                   2001            2000           1999
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)
   As reported                                                                $      8,343   $    119,753   $     97,090
   Pro forma                                                                  $     (2,694)  $    111,984   $     80,937
Basic net income (loss) per common share
   As reported                                                                $       0.09   $       1.24   $       1.01
   Pro forma                                                                  $      (0.03)  $       1.16   $       0.84
Diluted net income (loss) per common share
   As reported                                                                $       0.08   $       1.23   $       1.00
   Pro forma                                                                  $      (0.03)  $       1.15   $       0.83

     The weighted average fair values of options granted during 2001, 2000, and 1999 were $2.68, $4.57, and $5.29 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                                                   2001            2000           1999
--------------------------------------------------------------------------------------------------------------------------
Expected dividend yield                                                                  -              -              -
Expected stock price volatility                                                        .42            .35            .34
Risk-free interest rate                                                               4.88           4.99           6.14
Expected life of options (years)                                                      7.87           7.15           5.64


     During 2001, the Company's Board of Directors issued restricted stock grants of 200,000 shares to the Company's President and Chief Executive Officer, and grants of 200,000 shares and 100,000 shares to other members of senior management in 2001 and 2000, respectively. Additionally, the Company's Board of Directors issued a restricted stock grant of 960,000 shares to the Company's Chairman of the Board, which is scheduled to vest on the fifth anniversary of issuance. The Company recorded $5.85 million and $0.4 million in Stockholders' equity for deferred compensation in 2001 and 2000, respectively. The Company recorded $1.3 million is compensation expense in 2001 for the vesting of certain of the grants. The deferred compensation is amortized on a straight line basis over the vesting period of the grants.

10.  NET INCOME PER COMMON SHARE

     The calculation of basic net income per common share and diluted net income per common share from continuing and discontinued operations is presented below:

                                                                            2001           2000            1999
-----------------------------------------------------------------------------------------------------------------
Basic net income per common share computation:
   Income from continuing operations                                  $      8,343   $    119,753   $     82,135
                                                                      ------------------------------------------
   Gain on sale of discontinued operations, net of income
      taxes                                                           $          -   $          -   $     14,955
                                                                      ------------------------------------------
   Basic average common shares outstanding                                  97,868         96,675         96,268
                                                                      ------------------------------------------
   Basic income per common share from continuing
      operations                                                      $       0.09   $       1.24   $       0.85
                                                                      ==========================================
   Basic income per common share from gain on sale of
      discontinued operations                                                    -              -           0.16
                                                                      ==========================================
   Basic net income per common share                                  $       0.09   $       1.24   $       1.01
                                                                      ==========================================

Diluted net income per common share computation:
   Income from continuing operations                                  $      8,343   $    119,753   $     82,135
                                                                      ------------------------------------------
   Average common shares outstanding                                        97,868         96,675         96,268
   Incremental shares from assumed exercise of
      stock options                                                            310            864            842
                                                                      ------------------------------------------
   Diluted average common shares outstanding                                98,178         97,539         97,110
                                                                      ------------------------------------------
   Diluted income per common share from continuing
      operations                                                      $       0.08   $       1.23   $       0.85
                                                                      ==========================================
   Diluted income per common share from gain on sale of
      discontinued operations                                                    -              -           0.15
                                                                      ==========================================
   Diluted net income per common share                                $       0.08   $       1.23   $       1.00
                                                                      ==========================================


     Options to purchase 7,783,927 shares of common stock that were outstanding during 2001 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

11. RELATED PARTY

     During 2001, the Company's President and Chief Executive Officer issued the Company a promissory note for $1.5 million, bearing interest at 4.7%. Under the conditions of the note, if employment terms are met over 2001 and 2002, the unpaid principal and accrued interest will be forgiven. Accordingly, $0.8 million of unpaid principal and accrued interest was forgiven in 2001. At December 31, 2001, the Company had a receivable balance of $0.7 million which is included in Accounts receivable in the Company's Consolidated balance sheet. If employment terms are met during 2002, the remaining amount of the receivable along with the accrued interest will be forgiven.


12. CONCENTRATION OF CREDIT RISK

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


14.  FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

     A summary of furniture, equipment, and leasehold improvements at December 31, 2001 and 2000 is as follows:

                                                   Estimated
                                                   Useful Life
                                                    in Years            2001              2000
                                                  -------------     -------------------------------

Furniture, equipment, and leasehold                  5 - 15 /
  improvements                                      lease term       $    98,871     $      91,152
Software                                                3                 10,353             7,263
Software development                                    5                 18,469            15,107
                                                                    -------------    --------------
                                                                         127,693           113,522
  Accumulated depreciation and amortization                               78,951            57,811
                                                                    -------------    --------------
Total furniture, equipment, and leasehold
  improvements, net                                                  $    48,742     $      55,711
                                                                    =============    ==============


     Total depreciation and amortization expense was $21,752, $16,852, and $13,727 for 2001, 2000, and 1999, respectively.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     For the Three Months Period Ended                  For the
                                       ----------------------------------------------------------     Year Ended
                                          Mar. 31,        June 30,       Sept. 30,       Dec. 31,       Dec. 31,
                                            2001            2001           2001           2001            2001
-------------------------------------------------------------------------------------------------   ---------------
Revenue                                 $   444,410   $    409,639    $    368,853   $    325,587   $  1,548,489
Gross profit                                123,715        115,303          98,009         84,018        421,045
Net income (loss)                             6,418          3,581           1,078         (2,734)         8,343
Basic net income (loss) per
  common share                                 0.07           0.04            0.01          (0.03)          0.09
Diluted net income (loss) per
  common share                                 0.07           0.04            0.01          (0.03)          0.08


                                                     For the Three Months Period Ended                  For the
                                       ----------------------------------------------------------     Year Ended
                                          Mar. 31,        June 30,       Sept. 30,       Dec. 31,       Dec. 31,
                                            2000            2000           2000           2000            2000
-------------------------------------------------------------------------------------------------   ---------------
Revenue                                 $   457,411   $    464,450    $    456,265   $    449,560   $  1,827,686
Gross profit                                127,511        136,116         137,505        129,720        530,852
Net income                                   13,018         12,395          86,894          7,446        119,753
Basic net income per common share              0.13           0.13            0.90           0.08           1.24
Diluted net income per common share            0.13           0.13            0.90           0.08           1.23


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

     The Company has three reportable segments: professional services, e-Business solutions, and information technology (IT) services. The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The professional services division provides expertise in a wide variety of disciplines including accounting and finance, law, engineering and technical, scientific, career management, executive search, and human resource consulting. The e-Business solutions division, operating under the brand Idea Integration, provides e-Business strategy consulting, design and branding, application development, and integration. The IT services division, operating under the brand Modis, offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support.

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

     The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The following table summarizes segment and geographic information:

                                                          2001              2000              1999
-----------------------------------------------------------------------------------------------------

Revenue
   Professional services                             $    608,850      $    652,626      $    592,455
   e-Business solutions                                   168,809           241,092           168,158
   IT services                                            770,830           933,968         1,181,036
                                                     ------------      ------------      ------------
         Total revenue                               $  1,548,489      $  1,827,686      $  1,941,649
                                                     ============      ============      ============

Gross profit
   Professional services                             $    197,997      $    217,464      $    194,993
   e-Business solutions                                    54,731           104,925            70,209
   IT services                                            168,317           208,463           260,546
                                                     ------------      ------------      ------------
         Total gross profit                          $    421,045      $    530,852      $    525,748
                                                     ============      ============      ============

Income (loss) before provision for income taxes
   Professional services                             $     39,809      $     61,699      $     54,390
   e-Business solutions                                   (28,870)            5,842            26,540
   IT services                                             13,407            30,399            81,032
                                                     ------------      ------------      ------------
                                                           24,346            97,940           161,962
   Charges (a)                                                  -           (19,665)          (21,750)
   Corporate interest and other income                     (9,199)          (21,621)           (7,794)
                                                     ------------      ------------      ------------
   Total income before provision for income taxes    $     15,147      $     56,654      $    132,418
                                                     ============      ============      ============


Geographic Areas
   Revenues
      United States                                  $  1,123,360      $  1,398,876      $  1,440,071
      U.K.                                                412,528           417,414           485,302
      Other                                                12,601            11,396            16,276
                                                     ------------      ------------      ------------
         Total                                       $  1,548,489      $  1,827,686      $  1,941,649
                                                     ============      ============      ============



                                                                          December 31,
                                                               -------------------------------
                                                                     2001              2000
----------------------------------------------------------------------------------------------

Assets
   Professional services                                        $    426,547      $    454,127
   e-Business solutions                                              319,284           331,732
   IT services                                                       781,845           851,992
                                                                ------------      ------------
                                                                   1,527,676         1,637,851
      Corporate                                                       15,946            15,709
                                                                ------------      ------------
         Total assets                                           $  1,543,622      $  1,653,560
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $  1,133,372      $  1,223,932
      U.K.                                                           399,259           408,339
      Other                                                           10,991            21,289
                                                                ------------      ------------
         Total                                                  $  1,543,622      $  1,653,560
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

                                    PART III

     Information required by Part III is incorporated by reference to the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A ('the Proxy Statement') not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the section entitled 'Election of Directors,' 'Executive Compensation' and 'Section 16(a) Beneficial Ownership Reporting Compliance' contained in the proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section entitled 'Executive Compensation' contained in the Proxy Statement.

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section entitled 'Principal Shareholders and Securities Ownership of Management' contained in the Proxy Statement.

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

(a)

1.  Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Certified Public Accountants

Consolidated  Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Income for each of the three years in the period ended December 31, 2001

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001

Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the three years in the period ended December 31, 2001

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

               Financial statement schedules required to be included in this report are either shown in the financial statements and notes thereto included in Item 8 of this report or have been omitted because they are not applicable.

3. Exhibits


3.1     Amended and restated Articles of Incorporation. (1)

3.2     Amended and Restated Bylaws. (2)

10.1    Modis Professional Services, Inc. 2001 Employee Stock Purchase
        Plan. (5)

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

10.7    Modis Professional Services, Inc. Amended and Restated Stock
        Option Plan. (5)

10.8 Form of Stock Option Agreement under Modis Professional Services, Inc. amended and restated 1995 Stock Option Plan. (2)

10.9    Executive Employment Agreement with Derek E. Dewan. (4)

10.10   Executive Employment Agreement with Michael D. Abney. (4)

10.11   Executive Employment Agreement with Marc M. Mayo. (4)

10.12   Executive Employment Agreement with Timothy D. Payne. (4)

10.12(a)Stock Option Agreement with Timothy D. Payne.

10.13   Executive Employment Agreement with John L. Marshall III. (5)

10.14   Executive Employment Agreement with Robert P. Crouch. (4)

10.15   Senior Executive Annual Incentive Plan. (1)

10.16   Form of Director's Indemnification Agreement.

10.17   Form of Officer's Indemnification Agreement.

10.18 Form of Award Notification under the Modis Professional Services, Inc. Senior Executive Annual Incentive Plan. (5)

10.19   Executive Deferred Compensation Plan.

21      Subsidiaries of the Registrant.

23      Consent of PricewaterhouseCoopers LLP.

99.1    Audit Committee Charter.

99.1(a) Report of the Audit Committee.

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 15, 1999.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 1999.

(3) Incorporated by reference to the Company's Registration on Form S-1 (No. 33-78906).

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 16, 1999.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 8, 2001.

(b) reports on Form 8-K. No reports on form 8-K were filed during the final quarter of fiscal 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPS GROUP, INC.


By:  /s/ Timothy D. Payne
     Timothy D. Payne
     President and Chief Executive Officer

Date:  March 26, 2002

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                             Date


/s/ Timothy D. Payne             President, Chief                March 26, 2002
Timothy D. Payne                 Executive Officer and
                                 Director


/s/ Robert P. Crouch             Senior Vice President, Chief    March 26, 2002
Robert P. Crouch                 Financial Officer, Treasurer,
                                 and Chief Accounting Officer


/s/ Derek E. Dewan               Chairman of the Board           March 26, 2002
Derek E. Dewan


/s/ Michael D. Abney             Director                        March 26, 2002
Michael D. Abney


/s/ T. Wayne Davis               Director                        March 26, 2002
T. Wayne Davis


/s/ Michael L. Huyghue           Director                        March 26, 2002
Michael L. Huyghue


/s/ William M. Isaac             Director                        March 26, 2002
William M. Isaac


/s/ John R. Kennedy              Director                        March 26, 2002
John R. Kennedy


/s/ George J. Mitchell           Director                        March 26, 2002
George J. Mitchell


/s/ Peter J. Tanous              Director                        March 26, 2002
Peter J. Tanous





EXHIBIT INDEX

10.12(a)        Stock Option Agreement with Timothy D. Payne.

10.19           Executive Deferred Compensation Plan.

21              Subsidiaries of the Registrant.

23              Consent of PricewaterhouseCoopers LLP.

99.1            Audit Committee Charter.

99.1(a)         Report of the Audit Committee.