Form 10-Q
period 2002-03-31
MPS GROUP INC
filed 2002-05-14
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. April 30, 2002.

Common Stock, $0.01 par value         Outstanding: 99,078,359 (No. of  shares)

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including but not limited to the specific factors discussed in Part I,
Item 2 under 'Liquidity and Capital Resources,' 'Seasonality,' and 'Factors Which May Impact Future Results and Financial Condition.' In some cases, you can identify forward-looking statements by terminology such as 'will,' 'may,' 'should,' 'could,' 'expects,' 'plans,' 'indicates,' 'projects,' 'anticipates,' 'believes,' 'estimates,' 'appears,' 'predicts,' 'potential,' 'continues,' 'would,' or 'become' or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part I, Item 3, under 'Quantitative and Qualitative Disclosures About Market Risk' should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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



                                          MPS Group, Inc. and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited)
                 and December 31, 2001..............................................................................     3

             Unaudited Condensed Consolidated Statements of Income for the Three Months
                 ended March 31, 2002 and 2001......................................................................     4

             Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
                 ended March 31, 2002 and 2001......................................................................     5

             Unaudited Notes to Condensed Consolidated Financial Statements.........................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    12

Item 3       Quantitative and Qualitative Disclosures About Market Risks............................................    17

Part II      Other Information

Item 1       Legal Proceedings......................................................................................    19

Item 2       Changes in Securities and Use of Proceeds..............................................................    19

Item 3       Defaults Upon Senior Securities........................................................................    19

Item 4       Submission of Matters to a Vote of Security Holders....................................................    19

Item 5       Other Information......................................................................................    19

Item 6       Exhibits and Reports on Form 8-K.......................................................................    19

             Signatures.............................................................................................    20

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets


                                                                                       March 31,        December 31,
(dollar amounts in thousands except per share amounts)                                   2002               2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $    34,160      $     49,208
   Accounts receivable, net                                                               205,377           227,069
   Prepaid expenses                                                                         6,964             6,444
   Deferred income taxes                                                                    5,632             5,873
   Other                                                                                    5,026            12,102
                                                                                     ----------------------------------
      Total current assets                                                                257,159           300,696
Furniture, equipment, and leasehold improvements, net                                      44,257            48,742
Goodwill, net                                                                             499,296         1,165,961
Deferred income taxes, long-term                                                           85,539                 -
Other assets, net                                                                          29,022            28,223
                                                                                     ----------------------------------
    Total assets                                                                      $   915,273      $  1,543,622
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                              $    43,600      $     49,207
   Accrued payroll and related taxes                                                       39,708            39,524
   Income taxes payable                                                                     3,415             7,243
                                                                                     ----------------------------------
     Total current liabilities                                                             86,723            95,974
Credit facility                                                                            56,000           101,000
Deferred income taxes                                                                           -            22,214
Other                                                                                      11,594            13,623
                                                                                     ----------------------------------
     Total liabilities                                                                    154,317           232,811
                                                                                     ----------------------------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                          -                 -
   Common stock, $.01 par value; 400,000,000 shares authorized;
      98,638,205 and 98,306,783 shares issued and outstanding, respectively                   986               983
   Additional contributed capital                                                         596,643           594,061
   Retained earnings                                                                      178,319           730,085
   Accumulated other comprehensive loss                                                    (9,977)           (9,400)
   Deferred stock compensation                                                             (5,015)           (4,918)
                                                                                     ----------------------------------
     Total stockholders' equity                                                           760,956         1,310,811
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                       $   915,273      $  1,543,622
                                                                                     ==================================

See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income

                                                                       Three months ended March 31,
                                                                      ------------------------------
(dollar amounts in thousands except per share amounts)                      2002          2001
----------------------------------------------------------------------------------------------------
                                                                        (unaudited)    (unaudited)
Revenue                                                               $    296,453   $    444,410
Cost of revenue                                                            220,195        320,695
                                                                      ------------------------------
   Gross profit                                                             76,258        123,715
                                                                      ------------------------------
Operating expenses:
   General and administrative                                               66,547         94,506
   Depreciation                                                              4,998          5,368
   Amortization of goodwill                                                      -          9,599
                                                                      ------------------------------
      Total operating expenses                                              71,545        109,473
                                                                      ------------------------------
Income from operations                                                       4,713         14,242
Other expense, net                                                           1,574          3,177
                                                                      ------------------------------
Income before provision for income taxes and
  cumulative effect of accounting change                                     3,139         11,065
Provision for income taxes                                                   1,193          4,647
                                                                      ------------------------------
Income before cumulative effect of accounting change                         1,946          6,418
Cumulative effect of accounting change (net of
  a $112,953 income tax benefit)                                          (553,712)             -
                                                                      ------------------------------
Net (loss) income                                                     $   (551,766)  $      6,418
                                                                      ==============================

Basic (loss) income per common share:
  Income before cumulative effect of accounting change                $       0.02   $       0.07
  Cumulative effect of accounting change                                     (5.62)             -
                                                                      ------------------------------
Basic net (loss) income per common share                              $      (5.60)  $       0.07
                                                                      ==============================
Average common shares outstanding, basic                                    98,475         97,173
                                                                      ==============================

Diluted (loss) income per common share:
  Income before cumulative effect of accounting change                $       0.02   $       0.07
  Cumulative effect of accounting change                                     (5.49)             -
                                                                      ------------------------------
Diluted net (loss) income per common share                            $      (5.47)  $       0.07
                                                                      ==============================
Average common shares outstanding, diluted                                 100,799         97,359
                                                                      ==============================


See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                                               Three months ended March 31,
                                                                              ------------------------------
(dollar amounts in thousands except per share amounts)                              2002          2001
------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)    (unaudited)
Cash flows from operating activities:

   Net (loss) income                                                         $  (551,766)   $      6,418
      Adjustments to net (loss) income to net cash provided by
         by operating activities:
            Depreciation                                                           4,998           5,368
            Amortization of goodwill                                                   -           9,599
            Cumulative effect of accounting change                               666,665               -
            Deferred income taxes                                               (108,020)          3,412
            Deferred compensation                                                    400             117
            Changes in certain assets and liabilities:
               Accounts receivable                                                20,059           3,052
               Prepaid expenses and other assets                                    (520)         (3,745)
               Accounts payable and accrued expenses                              (7,209)          5,522
               Accrued payroll and related taxes                                     269           1,521
               Other, net                                                          4,169            (925)
                                                                          --------------- ---------------
                 Net cash provided by operating activities                        29,045          30,339
                                                                          --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                                (513)         (4,766)
   Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                                               -          (1,504)
                                                                          --------------- ---------------
                  Net cash used in investing activities                             (513)         (6,270)
                                                                          --------------- ---------------

Cash flows from financing activities:
   Proceeds from stock options exercised                                           2,088              24
   Repayments on indebtedness                                                    (45,359)        (23,030)
                                                                          --------------- ---------------
                  Net cash used in financing activities                          (43,271)        (23,006)
                                                                          --------------- ---------------
Effect of exchange rate changes on cash and cash equivalents                        (309)         (4,829)

Net decrease in cash and cash equivalents                                        (15,048)         (3,766)

Cash and cash equivalents, beginning of period                                    49,208           5,013
                                                                          --------------- ---------------
Cash and cash equivalents, end of period                                    $     34,160    $      1,247
                                                                          =============== ===============



See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollar amounts in thousands except for per share amounts)

1.  Basis of Presentation.

     The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ('SEC'). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K, as filed with the SEC on March 26, 2002.

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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ('FASB') issued Statements of Financial Accounting Standards ('SFAS') No. 142, 'Goodwill and Other Intangible Assets,' which is required to be adopted in fiscal 2002. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 includes provisions discontinuing the periodic amortization of and assessing the potential impairments of goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaces the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS 142 also requires that the Company complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step is not required. SFAS 142 requires completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss. The second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. In the initial year of adoption, any impairment loss identified is presented as a change in accounting principle, net of applicable income tax benefit, and recorded as of the beginning of that year. In years subsequent to the initial year of adoption, any impairment loss recognized would be recorded as a charge to income from operations.

     The Company has adopted SFAS 142 as of January 1, 2002. During the quarter ended March 31, 2002, the Company completed both steps of the transitional goodwill impairment tests which resulted in an impairment charge of $553,712, net of an income tax benefit of $112,953. Refer to Note 4, 'Goodwill' for further discussion of the impact of SFAS 142 on the Company's financial position and results of operations.

     Additionally, in August and October 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations' and SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' respectively. SFAS No. 143 requires the fair value of a liability be recorded for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 addresses the accounting and reporting for the impairment of long-lived assets, other than goodwill, and for long-lived assets to be disposed of. Further, SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The Company has adopted both SFAS No. 143 and No. 144 for 2002. The adoption of these statements' did not have an effect on the Company's consolidated results of operations and financial position.

2.   Comprehensive Income

     The Company discloses other comprehensive income in accordance with SFAS No. 130, 'Reporting Comprehensive Income'. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting. A summary of comprehensive income for the three months ended March 31, 2002 and 2001, is as follows:


                                                Three months ended March 31,
                                               ------------------------------
                                                   2002               2001
-----------------------------------------------------------------------------
Net (loss) income                              $ (551,766)        $    6,418

  Unrealized loss on foreign currency
    translation adjustments (a)                    (1,407)            (8,198)
  Unrealized gain (loss) on derivative
    instruments, net of deferred income taxes         830               (620)
                                               -----------         ----------
  Total other comprehensive loss                     (577)            (8,818)

Comprehensive loss                             $ (552,343)        $   (2,400)
                                               ===========         ==========


(a) The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.


3.   Derivative Instruments and Hedging Activities

     In 2001, the Company engaged in derivatives classified as cash flow hedges. Accordingly, changes in the fair value of these hedges are recorded in 'Accumulated other comprehensive loss' on the balance sheet. The Company formally documents all relations between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking hedging transactions. The Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The non-effective portions of these hedges are recorded as a component of current earnings.

     The Company is currently a party to and in the future may enter into interest rate swap agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. Interest rate swap agreements are considered hedges of specific borrowings, and differences received under the swap agreements are recognized as adjustments to interest expense. On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. The actual interest rate on the credit facility is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial notional amount of $110.4 million as of February 12, 2001, which amortizes to $55.7 million on January 2, 2003. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. This additional agreement was settled in the fourth quarter of 2001. These agreements were approved by the Board of Directors. As of March 31, 2002, the Company had an outstanding interest rate swap agreement with a total notional amount of $55.7 million and an underlying rate of 5.185%.

     Hedging interest rate exposure through the use of swaps is specifically intended to manage risk in keeping with management policy. The Company does not utilize derivatives for speculative purposes. These swaps are transaction-specific so that a specific debt instrument determines the amount, maturity and specifics of each swap.

4.   Goodwill

     The Company adopted SFAS 142, Goodwill and Other Intangibles, effective January 1, 2002. In connection with the adoption of SFAS 142, the Company discontinued amortizing goodwill. The changes in the carrying amount of goodwill for the three months ended March 31, 2002, are as follows:

                                                                                    Information
                                               Professional        e-Business        Technology
                                                 Services           Solutions         Services            Total
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2001                $  312,952         $  260,972         $  592,037         $1,165,961
Impairment losses                                 (87,969)          (240,247)          (338,449)          (666,665)
                                               -----------        -----------        -----------        -----------
Balance as of March 31, 2002                   $  224,983         $   20,725         $  253,588         $  499,296
                                               ===========        ===========        ===========        ===========

     In accordance with SFAS 142, the Company performed transitional goodwill impairment tests at the reporting unit level as defined in SFAS 142. Reporting units are equal to or one level below reportable segments. The Company engaged independent valuation consultants to assist with the transitional goodwill impairment tests.

     The fair value of each of the reporting units was calculated on an enterprise value basis using the following approaches: (i) market multiple approach and (ii) discounted cash flow approach. Under the market multiple approach, market ratios and performance fundamentals relating to similar public companies' stock prices or enterprise values were applied to the reporting units to determine their enterprise value. Under the discounted cash flow ("DCF") approach, the indicated enterprise value was determined using the present value of the projected future cash flows to be generated considering appropriate discount rates. The discount rates used in the calculation reflected all associated risks of realizing the projected future cash flows.

     The fair value conclusion of the reporting units reflects an equally blended value of the market multiple approach and the DCF approach discussed above. As a result of performing steps 1 and 2 of the goodwill impairment test, a loss of $553,712, net of an income tax benefit of $112,953, was recognized and recorded as a cumulative effect of accounting change in the accompanying Condensed Consolidated Statements of Income.

     The following table provides comparative disclosure of adjusted net income excluding goodwill amortization expense, net of income taxes, for the periods presented:

                                                                             Three months ended March 31,
                                                                           ------------------------------
                                                                                 2002             2001
---------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change, as reported          $      1,946   $      6,418
Goodwill amortization, net of income taxes                                            -          6,748
                                                                           ------------------------------
Income before cumulative effect of accounting change, as adjusted          $      1,946   $     13,166
Cumulative effect of accounting change, net of income taxes                    (553,712)             -
                                                                           ------------------------------
Net (loss) income, as adjusted                                             $   (551,766)  $     13,166
                                                                           ==============================

Basic (loss) income per common share:
  Income before cumulative effect of accounting change, as reported        $       0.02   $       0.07
  Goodwill amortization, net of income taxes                                          -           0.07
                                                                           ------------------------------
  Income before cumulative effect of accounting change, as adjusted        $       0.02   $       0.14
  Cumulative effect of accounting change, net of income taxes                     (5.62)             -
                                                                           ------------------------------
Basic net (loss) income per common share                                   $      (5.60)  $       0.14
                                                                           ==============================

Diluted (loss) income per common share:
  Income before cumulative effect of accounting change, as reported        $       0.02   $       0.07
  Goodwill amortization, net of income taxes                                          -           0.07
                                                                           ------------------------------
  Income before cumulative effect of accounting change, as adjusted        $       0.02   $       0.14
  Cumulative effect of accounting change, net of income taxes                     (5.49)             -
                                                                           ------------------------------
Diluted net (loss) income per common share                                 $      (5.47)  $       0.14
                                                                           ==============================

5.   Net Income per Common Share

     The calculation of basic net (loss) income per common share and diluted net
(loss) income per common share is presented below:

                                                                       Three months ended March 31,
                                                                      ------------------------------
                                                                            2002             2001
----------------------------------------------------------------------------------------------------

Basic (loss) income per common share computation:
    Income before cumulative effect of accounting change              $      1,946   $      6,418
    Cumulative effect of accounting change, net of income taxes           (553,712)             -
                                                                      ------------------------------
  Net (loss) income                                                   $   (551,766)  $      6,418
                                                                      ==============================
  Basic average common shares outstanding                                   98,475         97,173
                                                                      ==============================
  Basic (loss) income per common share:
    Income before cumulative effect of accounting change              $       0.02   $       0.07
    Cumulative effect of accounting change, net of income taxes              (5.62)             -
                                                                      ------------------------------
Basic net (loss) income per common share                              $      (5.60)  $       0.07
                                                                      ==============================

Diluted (loss) income per common share computation:
    Income before cumulative effect of accounting change              $      1,946   $      6,418
    Cumulative effect of accounting change, net of income taxes           (553,712)             -
                                                                      ------------------------------
  Net (loss) income                                                   $   (551,766)  $      6,418
                                                                      ==============================
    Basic average common shares outstanding                                 98,475         97,173
    Incremental shares from assumed exercise of stock options                2,324            186
                                                                      ------------------------------
  Diluted average common shares outstanding                                100,799         97,359
                                                                      ==============================
  Diluted (loss) income per common share:
    Income before cumulative effect of accounting change              $       0.02   $       0.07
    Cumulative effect of accounting change, net of income taxes              (5.49)             -
                                                                      ------------------------------
Diluted net (loss) income per common share                            $      (5.47)  $       0.07
                                                                      ==============================


     Options to purchase 2,399,799 shares of common stock that were outstanding as of March 31, 2002, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares during the three months ended March 31, 2002.


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

     The Company has three reportable segments: information technology (IT) services, e-Business solutions, and professional services. The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The IT services division, operating under the brand Modis, offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support. The e-Business solutions division, operating under the brand Idea Integration, provides e-Business strategy consulting, design and branding, application development, and integration. The professional services division provides expertise in a wide variety of disciplines including accounting and finance, law, engineering and technical, career management, executive search, and human resource consulting. For the three months ended March 31, 2001, results from the scientific operating unit of which the Company sold the assets of in December 2001 are included therein. The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The following table summarizes segment and geographic information:

                                                           Three Months Ended
                                                    -------------------------------
                                                       March 31,         March 31,
                                                          2002              2001
-----------------------------------------------------------------------------------
Revenue
   IT services                                       $    150,747      $    219,509
   e-Business solutions                                    22,798            54,717
   Professional services                                  122,908           170,184
                                                     ------------      ------------
         Total revenue                               $    296,453      $    444,410
                                                     ============      ============

Gross profit
   IT services                                       $     30,935      $     48,661
   e-Business solutions                                     7,350            18,103
   Professional services                                   37,973            56,951
                                                     ------------      ------------
         Total gross profit                          $     76,258      $    123,715
                                                     ============      ============

Income before provision for income taxes and
  cumulative effect of accounting change
   IT services                                       $        691      $      6,573
   e-Business solutions                                    (2,223)           (7,409)
   Professional services                                    6,245            15,078
                                                     ------------      ------------
                                                            4,713            14,242
   Corporate interest and other income                     (1,574)           (3,177)
                                                     ------------      ------------
   Total income before provision for income taxes
     and cumulative effect of accounting change      $      3,139      $     11,065
                                                     ============      ============

Geographic Areas
   Revenues
      United States                                  $    201,667      $    331,625
      U.K.                                                 91,537           109,769
      Other                                                 3,249             3,016
                                                     ------------      ------------
         Total                                       $    296,453      $    444,410
                                                     ============      ============


                                                                   March 31,       December 31,
                                                                      2002              2001
----------------------------------------------------------------------------------------------

Assets
   IT services                                                  $    460,273      $    781,845
   e-Business solutions                                               99,663           319,284
   Professional services                                             339,224           426,547
                                                                ------------      ------------
                                                                     899,160         1,527,676
      Corporate                                                       16,113            15,946
                                                                ------------      ------------
         Total assets                                           $    915,273      $  1,543,622
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $    662,495      $  1,133,372
      U.K.                                                           245,340           399,259
      Other                                                            7,438            10,991
                                                                ------------      ------------
         Total                                                  $    915,273      $  1,543,622
                                                                ============      ============

                                       10

8.   Income Taxes

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MPS Group, Inc. ('MPS' or the 'Company') (NYSE:MPS) helps its client companies thrive by delivering a unique mix of consulting, solutions, and staffing services in the disciplines of information technology (IT), finance and accounting, legal, e-Business, human capital automation, engineering, executive search, and work force management. MPS consists of three divisions: the IT services division, operating under the brand Modis; the e-Business solutions division, operating under the brand Idea Integration; and the professional services division.

Effective January 1, 2002, the Company completed its name change from Modis Professional Services, Inc. to MPS Group, Inc. The name change was approved by shareholders at a special meeting held in October 2001.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 142, 'Goodwill and Other Intangibles.' Comparability of results prior to 2002 is affected by the Company's adoption of SFAS 142 as SFAS 142 requires the discontinuance of goodwill amortization.

The following detailed analysis of operations should be read in conjunction with the 2001 Consolidated Financial Statements and related notes included in the Company's Form 10-K filed March 26, 2002.


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenue. Revenue decreased $147.9 million, or 33.3%, to $296.5 million in the three months ended March 31, 2002, from $444.4 million in the year earlier period. The decrease was attributable primarily to diminished demand for services provided by the Company's divisions.

For the IT services division, which accounted for 50.9% and 49.4% of the Company's total revenue for the three months ended March 31, 2002 and 2001, respectively, the Company's customers continued to limit spending on IT initiatives due to uncertainties relating to the economy. Revenue in the IT services division decreased $68.8 million, or 31.3%, to $150.7 million in 2002, from $219.5 million in the year earlier period.

For the e-Business solutions division, weak demand for e-Business consulting services was intensified by the uncertainties relating to the economy. Revenue in the division decreased $31.9 million, or 58.8%, to $22.8 million in the three months ended March 31, 2002, from $54.7 million in the year earlier period.

Revenue in the professional services division decreased $47.3 million, or 27.8%, to $122.9 million in the three months ended March 31, 2002, from $170.2 million in the year earlier period. Included in revenue in the year earlier period is $6.3 million of revenue from the division's scientific operating unit, which was sold in December 2001. Excluding the results of the scientific unit in the year earlier period, revenue in the professional services division decreased 25.0% in the three months ended March 31, 2002, from the year earlier period. This decrease in the division's revenue was primarily attributable to the diminished demand for knowledge worker resources in the services provided by the division, primarily in the United States. Excluding the results of the scientific unit in the year earlier period, revenue generated in the United Kingdom decreased 15.5% year over year, while revenue generated in the United States decreased 29.4%. Excluding the results of the scientific unit, the professional services division operates primarily through four operating units consisting of the accounting and finance, legal, engineering/technical, and career management and consulting, which contributed 43.3%, 11.1%, 34.7%, and 10.9%, respectively, of the division's revenue by group during the three months ended March 31, 2002, as compared to 42.2%, 12.8%, 36.2%, and 8.8%, respectively, during the year earlier period.

Gross Profit. Gross profit decreased $47.4 million or 38.3% to $76.3 million in the three months ended March 31, 2002, from $123.7 million in the year earlier period. Gross margin decreased to 25.7% in the three months ended March 31, 2002, from 27.8% in the year earlier period.

The gross margin in the IT services division decreased to 20.5% in the three months ended March 31, 2002, from 22.2% in the year earlier period. The decrease in gross margin in the IT services division is primarily attributable to a decrease in bill rates and, to a lesser extent, the lower level of direct hire and permanent placement fees, which generate a higher margin. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 0.4% of revenue in the three months ended March 31, 2002, from 1.0% of revenue in the year earlier period.

The gross margin in the e-Business solutions division decreased to 32.2% in the three months ended March 31, 2002, from 33.1% in the year earlier period. Consultant utilization within the e-Business solutions division decreased as a result of (1) the division's business model utilizing salaried consultants and
(2) the weak demand for e-Business consulting services. The Company continued to address consultant utilization within the division through the downsizing of its consultant base.

The gross margin in the professional services division decreased to 30.9% in the three months ended March 30, 2002, from 33.5% in the year earlier period. The decrease in gross margin in the professional services division is primarily attributable to a lower level of direct hire and permanent placement fees in the three months ended March 31, 2002 as compared to 2001. Excluding the results of the scientific unit, as a percentage of revenue, the division's direct hire and permanent placement fees decreased to 5.4% of revenue in the three months ended March 31, 2002, from 7.4% in the year earlier period.

Operating expenses. Operating expenses decreased $38.0 million or 34.7% to $71.5 million in the three months ended March 31, 2002, from $109.5 million in the year earlier period. During the year earlier period, operating expenses included $9.6 million of goodwill amortization. The Company's general and administrative ('G&A') expenses decreased $28.0 million or 29.6% to $66.5 million in the three months ended March 31, 2002, from $94.5 million in the year earlier period.

The IT services division's G&A expenses decreased $6.5 million, or 18.9%, to $27.9 million in the three months ended March 31, 2002, from $34.4 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 18.5% in the three months ended March 31, 2002, from 15.7% in the year earlier period. The decrease in the IT services division's G&A expenses is associated with the decrease in revenue for the three months ended March 31, 2002, and cost reduction initiatives implemented within the division throughout 2001 and into the first quarter of 2002.

The e-Business solutions division's G&A expenses decreased $14.3 million, or 63.3%, to $8.3 million in the three months ended March 31, 2002, from $22.6 million in the year earlier period. As a percentage of revenue, the division's G&A expenses decreased to 36.6% in the three months ended March 31, 2002, from 41.3% in the year earlier period. The decrease in the e-Business solutions division's G&A expenses was related to reductions in its work force that started in early 2001 and has continued through the first quarter of 2002.

The professional services division's G&A expenses decreased $7.2 million, or 19.2%, to $30.3 million in the three months ended March 31, 2002, from $37.5 million in the year earlier period. Excluding the results of the scientific unit in the year earlier period, the professional services G&A expenses decreased 16.3% in the three months ended March 31, 2002, from the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 24.6% in the three months ended March 31, 2002, from 22.0% in the year earlier period. The decrease in the professional services division's G&A expenses is associated with the decrease in revenue for the three months ended March 31, 2002, and cost reduction initiatives implemented within the division beginning in the spring of 2001 and into the first quarter of 2002.

Income from operations. Income from operations decreased $9.5 million, or 66.9%, to $4.7 million in the three months ended March 31, 2002, from $14.2 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income from operations decreased 80.3% in the three months ended March 31, 2002, from the year earlier period. Income from operations for the IT services division decreased $5.9 million, or 89.4 %, to $0.7 million in the three months ended March 31, 2002, from $6.6 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income from operations for the IT services division decreased 93.9% in the three months ended March 31, 2002, from the year earlier period. Loss from operations for the e-Business solutions division decreased $5.2 million, to a $2.2 million loss in the three months ended March 31, 2002, from a $7.4 million loss in the year earlier period. Excluding goodwill amortization in the year earlier period, loss from operations for the e-Business solutions division decreased to a $2.2 million loss in the three months ended March 31, 2002, from a $5.5 million loss in the year earlier period. Income from operations for the professional services division decreased $8.9 million, or 58.9%, to $6.2 million in the three months ended March 31, 2002, from $15.1 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income from operations for the professional services division decreased 65.4% in the three months ended March 31, 2002, from the year earlier period. For the Company as a whole, income from operations as a percentage of revenue decreased to 1.6% in the three months ended March 31, 2002, from 3.2% in the year earlier period. Excluding goodwill amortization in the year earlier period, for the Company as a whole, income from operations as a percentage of revenue decreased to 1.6% in the three months ended March 31, 2002, from 5.4% in the year earlier period.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facility and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $1.8 million, or 48.6%, to $1.9 million in the three months ended March 31, 2002, from $3.7 million in the year earlier period. The decrease in interest expense is related to the lower level of borrowings under the Company's credit facility during the first quarter of 2002. Interest expense was offset by $0.3 million of interest and other income in the three months ended March 31, 2002, as compared to $0.5 million in the year earlier period.

Income taxes. The Company's effective tax rate decreased to 38.0% in the three months ended March 31, 2002, as compared to 42.0% in the year earlier period, due to the discontinuance of goodwill amortization required by SFAS 142. In the year earlier period, non-deductible goodwill amortization on certain acquisitions had an increased effect on the Company's effective tax rate.

Income before cumulative effect of accounting change. As a result of the foregoing, income before cumulative effect of accounting change decreased $4.5 million, or 70.3%, to $1.9 million in the three months ended March 31, 2002, from $6.4 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income before cumulative effect of accounting change decreased 85.6% in the three months ended March 31, 2002, from the year earlier period. Income before cumulative effect of accounting change as a percentage of revenue decreased to 0.7% in the three months ended March 31, 2002, from 1.4% in the year earlier period. Excluding goodwill amortization in the year earlier period, income before cumulative effect of accounting change as a percentage of revenue decreased to 0.7% in the three months ended March 31, 2002, from 3.0% in the year earlier period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have principally been related to the acquisition of businesses, working capital needs, and capital expenditures. These requirements have been met through a combination of bank debt and internally generated funds. The Company's operating cash flows and working capital requirements are affected significantly by the timing of payroll and by the receipt of payment from the customer. Generally, the Company pays its consultants weekly or semi-monthly, and receives payments from customers within 30 to 90 days from the date of invoice.

The Company had working capital of $170.4 million and $204.7 million as of March 31, 2002 and December 31, 2001, respectively. The Company had cash and cash equivalents of $34.2 million and $49.2 million as of March 31, 2002 and December 31, 2001, respectively.

For the three months ended March 31, 2002 and 2001, the Company generated $29.0 million and $30.3 million of cash flow from operations, respectively.

For the three months ended March 31, 2002, the Company used $0.5 million of cash for investing activities. For the three months ended March 31, 2001, the Company used $6.3 million of cash for investing activities, of which $4.8 million were used for capital expenditures and $1.5 million for earn-out payments.

For the three months ended March 31, 2002 and 2001, the Company used $43.3 million and $23.0 million of cash for financing activities, respectively. This amount primarily represented repayments on the Company's credit facility and on notes issued in connection with the acquisition of certain companies. These repayments were mainly funded from cash flow from operations.

On November 4, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of March 31, 2002, no shares have been repurchased under this authorization.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the remainder of 2002, will be approximately $7.0 million.

The Company believes that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.


Indebtedness of the Company

The Company has a $350 million revolving credit facility which is syndicated to a group of 13 banks with Bank of America as the principal agent. This facility expires on October 27, 2003. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by the material subsidiaries of the Company. In addition, approval of an individual acquisition is required by the majority of the lenders when cash consideration for the acquisition exceeds 10% of consolidated stockholders' equity of the Company.

As of April 30, 2002, the Company had a balance of approximately $56.0 million outstanding under the credit facility. The Company also had outstanding letters of credit in the amount of $2.0 million, reducing the amount of funds available under the credit facility to approximately $292.0 million as of April 30, 2002.

On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. The actual interest rate on the credit facility is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial notional amount of $110.4 million as of February 12, 2001, which amortizes to $55.7 million on January 2, 2003. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. This additional agreement was settled in the fourth quarter of 2001. These agreements were approved by the Board of Directors. As of March 31, 2002, the Company had an outstanding interest rate swap agreement with a total notional amount of $55.7 million and an underlying rate of 5.185%.

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

Interest Rates. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations under its credit facility and to the Company's investments.

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

The Company's debt obligations totaled $56.4 million as of March 31, 2002, and the Company had $292.0 million available under its credit facility.

On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. The actual interest rate on the credit facility is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial notional amount of $110.4 million as of February 12, 2001, which amortizes to $55.7 million on January 2, 2003. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. This additional agreement was settled in the fourth quarter of 2001. These agreements were approved by the Board of Directors. As of March 31, 2002, the Company had an outstanding interest rate swap agreement with a total notional amount of $55.7 million and an underlying rate of 5.185%. Hedging interest rate exposure through the use of swaps are specifically contemplated to manage risk in keeping with management policy. The Company does not utilize derivatives for speculative purposes. These swaps are transaction-specific so that a specific debt instrument determines the amount, maturity and specifics of each swap.

The Company prepared sensitivity analyses of its borrowings under the credit facility and its financial instruments to determine the impact of hypothetical changes in interest rates on the Company's results of operations and cash flows, and the fair value of its financial instruments. The interest-rate analysis assumed a 50 basis point adverse change in interest rates on all borrowings under the credit facility and financial instruments, representing approximately 10% of the Company's weighted average borrowing rate. However, the interest-rate analysis did not consider the effects of the reduced level of economic activity that could exist in such an environment. A 50 basis point adverse move in interest rates on the Company's outstanding borrowings under the credit facility would have an immaterial impact on the Company's results of operations and cash flows. However, a 50 basis point adverse move in interest rates would decrease the fair value of the Company's interest rate swap agreement by approximately $0.2 million.

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 32% of its consolidated revenues for the three months ended March 31, 2002 from international operations, approximately 97% of which were from the United Kingdom. The exchange rate has decreased approximately 1% in the three months ended March 31, 2002, from 1.45 at December 31, 2001 to 1.43 at March 31, 2002. The Company prepared sensitivity analyses to determine the adverse impact of hypothetical changes in the British pound sterling, relative to the U.S. Dollar, on the Company's results of operations and cash flows. However, the analysis did not include the potential impact on sales levels resulting from a change in the British pound sterling. An additional 10% adverse movement in the exchange rate would have had an immaterial impact on the Company's cash flows and financial position for 2001. While fluctuations in the British pound sterling have not historically had a material impact on the Company's results of operations, the lower level of earnings resulting from a decrease in demand for the services provided by the Company's domestic operations have increased the impact of exchange rate fluctuations. As of March 31, 2002, the Company did not hold or has not previously entered into any foreign currency derivative instruments.

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

         A.   Exhibits

              3.1     Amended and Restated Articles of Incorporation.

         B.   Reports on Form 8-K

              No disclosure required.

SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                             Date


/s/ Timothy D. Payne             President, Chief                May 14, 2002
Timothy D. Payne                 Executive Officer and
                                 Director


/s/ Robert P. Crouch             Senior Vice President, Chief    May 14, 2002
Robert P. Crouch                 Financial Officer, Treasurer,
                                 and Chief Accounting Officer