Form 10-Q
period 2002-06-30
MPS GROUP INC
filed 2002-08-14
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. July 31, 2002.

Common Stock, $0.01 par value         Outstanding: 102,603,340 (No. of  shares)

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including but not limited to the specific factors discussed in Part I,
Item 3 under 'Liquidity and Capital Resources,' 'Seasonality,' and 'Factors Which May Impact Future Results and Financial Condition.' In some cases, you can identify forward-looking statements by terminology such as 'will,' 'may,' 'should,' 'could,' 'expects,' 'plans,' 'indicates,' 'projects,' 'anticipates,' 'believes,' 'estimates,' 'appears,' 'predicts,' 'potential,' 'continues,' 'would,' or 'become' or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part I, Item 3, under 'Quantitative and Qualitative Disclosures About Market Risk' should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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



                                          MPS Group, Inc. and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited)
                 and December 31, 2001..............................................................................     3

             Unaudited Condensed Consolidated Statements of Income for the Three and Six Months
                 ended June 30, 2002 and 2001.......................................................................     4

             Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
                 ended June 30, 2002 and 2001.......................................................................     5

             Unaudited Notes to Condensed Consolidated Financial Statements.........................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    12

Item 3       Quantitative and Qualitative Disclosures About Market Risks............................................    19

Part II      Other Information

Item 1       Legal Proceedings......................................................................................    21

Item 2       Changes in Securities and Use of Proceeds..............................................................    21

Item 3       Defaults Upon Senior Securities........................................................................    21

Item 4       Submission of Matters to a Vote of Security Holders....................................................    21

Item 5       Other Information......................................................................................    21

Item 6       Exhibits and Reports on Form 8-K.......................................................................    21

             Signatures.............................................................................................    22

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets


                                                                                       June 30,         December 31,
(dollar amounts in thousands except per share amounts)                                   2002               2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $    63,232      $     49,208
   Accounts receivable, net                                                               199,408           227,069
   Prepaid expenses                                                                         5,563             6,444
   Deferred income taxes                                                                    5,786             5,873
   Other                                                                                    9,303            12,102
                                                                                     ----------------------------------
      Total current assets                                                                283,292           300,696
Furniture, equipment, and leasehold improvements, net                                      42,716            48,742
Goodwill, net                                                                             499,296         1,165,961
Deferred income taxes, long-term                                                           68,980                 -
Other assets, net                                                                          42,878            28,223
                                                                                     ----------------------------------
    Total assets                                                                      $   937,162      $  1,543,622
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                              $    42,336      $     49,207
   Accrued payroll and related taxes                                                       40,845            39,524
   Income taxes payable                                                                         -             7,243
                                                                                     ----------------------------------
     Total current liabilities                                                             83,181            95,974
Credit facility                                                                            56,000           101,000
Deferred income taxes                                                                           -            22,214
Other                                                                                      10,665            13,623
                                                                                     ----------------------------------
     Total liabilities                                                                    149,846           232,811
                                                                                     ----------------------------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                          -                 -
   Common stock, $.01 par value; 400,000,000 shares authorized;
      101,448,773 and 98,306,783 shares issued and outstanding, respectively                1,014               983
   Additional contributed capital                                                         612,505           594,061
   Retained earnings                                                                      182,495           730,085
   Accumulated other comprehensive loss                                                    (4,672)           (9,400)
   Deferred stock compensation                                                             (4,026)           (4,918)
                                                                                     ----------------------------------
     Total stockholders' equity                                                           787,316         1,310,811
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                       $   937,162      $  1,543,622
                                                                                     ==================================

See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income


                                                                  Three Months Ended                  Six Months Ended
                                                            -------------------------------    -------------------------------
                                                              June 30,          June 30,          June 30,         June 30,
(dollar amounts in thousands except per share amounts)          2002              2001              2002             2001
------------------------------------------------------------------------------------------------------------------------------
                                                            (unaudited)       (unaudited)       (unaudited)      (unaudited)

Revenue                                                      $   288,653       $   409,639     $     585,106     $    854,049
Cost of revenue                                                  214,132           294,336           434,327          615,031
                                                            -------------     -------------    --------------    -------------
   Gross profit                                                   74,521           115,303           150,779          239,018
                                                            -------------     -------------    --------------    -------------
Operating expenses:
   General and administrative                                     61,550            90,915           128,097          185,421
   Depreciation                                                    4,925             5,385             9,923           10,753
   Amortization of goodwill                                            -             9,702                 -           19,301
                                                            -------------     -------------    --------------    -------------
      Total operating expenses                                    66,475           106,002           138,020          215,475
                                                            -------------     -------------    --------------    -------------
Income from operations                                             8,046             9,301            12,759           23,543
Other expense, net                                                   981             2,207             2,555            5,384
                                                            -------------     -------------    --------------    -------------
Income before provision for income taxes and
  cumulative effect of accounting change                           7,065             7,094            10,204           18,159
Provision for income taxes                                         2,889             3,513             4,082            8,160
                                                            -------------     -------------    --------------    -------------
Income before cumulative effect of accounting change               4,176             3,581             6,122            9,999
Cumulative effect of accounting change (net of
  a $112,953 income tax benefit)                                       -                 -          (553,712)               -
                                                            -------------     -------------    --------------    -------------
Net income (loss)                                            $     4,176        $    3,581       $  (547,590)      $    9,999
                                                            =============     =============    ==============    =============

Basic net income (loss) per common share:
  Income before cumulative effect of accounting change       $      0.04        $     0.04       $      0.06       $     0.10
  Cumulative effect of accounting change, net of tax                   -                 -             (5.57)               -
                                                            -------------     -------------    --------------    -------------
Basic net income (loss) per common share                     $      0.04        $     0.04       $     (5.51)      $     0.10
                                                            =============     =============    ==============    =============
Average common shares outstanding, basic                         100,166            98,018            99,320           97,596
                                                            =============     =============    ==============    =============

Diluted net income (loss) per common share:
  Income before cumulative effect of accounting change       $      0.04        $     0.04       $      0.06       $     0.10
  Cumulative effect of accounting change, net of tax                   -                 -             (5.43)               -
                                                            -------------     -------------    --------------    -------------
Diluted net income (loss) per common share                   $      0.04        $     0.04       $     (5.37)      $     0.10
                                                            =============     =============    ==============    =============
Average common shares outstanding, diluted                       102,996            98,193           101,897           97,776
                                                            =============     =============    ==============    =============

See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                                                Six months ended June 30,
                                                                              ------------------------------
(dollar amounts in thousands)                                                       2002          2001
------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)    (unaudited)
Cash flows from operating activities:

   Net (loss) income                                                         $  (547,590)   $      9,999
      Adjustments to net (loss) income to net cash provided
         by operating activities:
            Depreciation                                                           9,923          10,753
            Amortization of goodwill                                                   -          19,301
            Cumulative effect of accounting change, net of tax                   553,712               -
            Deferred income taxes                                                  9,003           8,882
            Deferred compensation                                                    864             462
            Changes in assets and liabilities:
               Accounts receivable                                                32,367          28,416
               Prepaid expenses and other assets                                    (128)         (2,282)
               Accounts payable and accrued expenses                             (11,395)         (2,770)
               Accrued payroll and related taxes                                     689          (1,136)
               Other, net                                                         (2,220)         (1,728)
                                                                          --------------- ---------------
                 Net cash provided by operating activities                        45,225          69,897
                                                                          --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                              (2,645)        (10,905)
   Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                                               -          (3,807)
                                                                          --------------- ---------------
                  Net cash used in investing activities                           (2,645)        (14,712)
                                                                          --------------- ---------------

Cash flows from financing activities:
   Proceeds from stock options exercised                                          16,313              28
   Repayments on indebtedness                                                    (45,382)        (37,883)
                                                                          --------------- ---------------
                  Net cash used in financing activities                          (29,069)        (37,855)
                                                                          --------------- ---------------
Effect of exchange rate changes on cash and cash equivalents                         513          (5,436)

Net increase in cash and cash equivalents                                         14,024          11,894

Cash and cash equivalents, beginning of period                                    49,208           5,013
                                                                          --------------- ---------------
Cash and cash equivalents, end of period                                    $     63,232    $     16,907
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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ('FASB') issued Statements of Financial Accounting Standards ('SFAS') No. 142, 'Goodwill and Other Intangible Assets,' which is required to be adopted in fiscal 2002. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 includes provisions discontinuing the periodic amortization of and assessing the potential impairments of goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaces the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS 142 also requires that the Company complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step is not required. SFAS 142 requires completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss. The second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Upon the initial adoption, any impairment loss identified is presented as a change in accounting principle, net of applicable income tax benefit, and recorded as of the beginning of that year. Subsequent to the initial adoption, any impairment loss recognized would be recorded as a charge to income from operations.

     The Company has adopted SFAS 142 as of January 1, 2002. During the first quarter of 2002, the Company completed both steps of the transitional goodwill impairment tests which resulted in an impairment charge of $553,712, net of an income tax benefit of $112,953. Refer to Note 4, 'Goodwill' for further discussion of the impact of SFAS 142 on the Company's financial position and results of operations.

     In August and October 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations' and SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' respectively. SFAS No. 143 requires the fair value of a liability be recorded for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 addresses the accounting and reporting for the impairment of long-lived assets, other than goodwill, and for long-lived assets to be disposed of. Further, SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The Company has adopted both SFAS No. 143 and No. 144 for 2002. The adoption of these statements did not have a material effect on the Company's consolidated results of operations and financial position.

     Additionally, in July 2002, the FASB issued SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities.' SFAS No. 146 establishes that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to recognition based on the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not anticipate the adoption of this statement to have a material effect on the Company's consolidated results of operations and financial position.

2.   Comprehensive Income

     Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting. A summary of comprehensive income for the three and six months ended June 30, 2002 and 2001 is as follows:

                                                        Three Months Ended                  Six Months Ended
                                                  -------------------------------    -------------------------------
                                                      June 30,          June 30,          June 30,         June 30,
                                                        2002              2001              2002             2001
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $     4,176       $     3,581     $    (547,590)    $      9,999

  Unrealized gain (loss) on foreign currency
     translation adjustments (a)                         5,208              (679)            3,801           (8,877)
  Unrealized gain (loss) on derivative
     instruments, net of deferred income taxes              97              (245)              927             (865)
                                                  -------------     -------------    --------------    -------------
  Total other comprehensive income (loss)                5,305              (924)            4,728           (9,742)

Comprehensive income (loss)                        $     9,481       $     2,657     $    (542,862)    $        257
                                                  =============     =============    ==============    =============

(a) The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.


3.   Derivative Instruments and Hedging Activities

     In 2001, the Company engaged in derivatives classified as cash flow hedges. Accordingly, changes in the fair value of these hedges are recorded in 'Accumulated other comprehensive loss' on the balance sheets. The Company formally documents all relations between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking hedging transactions. The Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The non-effective portions of these hedges are recorded as a component of current earnings.

     The Company is currently a party to and in the future may enter into interest rate swap agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. Interest rate swap agreements are considered hedges of specific borrowings, and differences received under the swap agreements are recognized as adjustments to interest expense. On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. The actual interest rate on the credit facility is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial notional amount of $110.4 million as of February 12, 2001, amortizing to $55.7 million on January 2, 2003. In the first quarter of 2002, the Company fixed the notional amount on this agreement at $55.7 million through January 2, 2003. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. This additional agreement was settled in the fourth quarter of 2001. These agreements were approved by the Board of Directors. As of June 30, 2002, the Company had an outstanding interest rate swap agreement with a total notional amount of $55.7 million and an underlying rate of 5.185%.

     Hedging interest rate exposure through the use of swaps is specifically intended to manage risk in keeping with management policy. The Company does not utilize derivatives for speculative purposes. These swaps are transaction-specific so that a specific debt instrument determines the amount, maturity and specifics of each swap.


4.   Goodwill

     The Company adopted SFAS 142, 'Goodwill and Other Intangibles', effective January 1, 2002. In connection with the adoption of SFAS 142, the Company discontinued amortizing goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

                                                                                    Information
                                               Professional        e-Business        Technology
                                                 Services           Solutions         Services            Total
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2001                $  312,952         $  260,972         $  592,037         $1,165,961
Impairment losses                                 (87,969)          (240,247)          (338,449)          (666,665)
                                               -----------        -----------        -----------        -----------
Balance as of June 30, 2002                    $  224,983         $   20,725         $  253,588         $  499,296
                                               ===========        ===========        ===========        ===========

     In accordance with SFAS 142, the Company performed transitional goodwill impairment tests at the reporting unit level as defined in SFAS 142. Reporting units are equal to or one level below reportable segments. The Company engaged an independent valuation consultant to assist with the transitional goodwill impairment tests.

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

     The following table provides comparative disclosure of adjusted net income excluding goodwill amortization expense, net of income taxes, for the periods presented:

                                                                        Three Months Ended                   Six Months Ended
                                                                ------------------------------       ------------------------------
                                                                   June 30,          June 30,           June 30,          June 30,
                                                                    2002              2001               2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change,
  as reported                                                   $     4,176       $     3,581        $     6,122        $    9,999
Goodwill amortization, net of income taxes                                -             6,823                  -            13,571
                                                                ------------      ------------       ------------      ------------
Income before cumulative effect of accounting change,
  as adjusted                                                   $     4,176       $    10,404        $     6,122        $   23,570
Cumulative effect of accounting change, net of income taxes               -                 -           (553,712)                -
                                                                ------------      ------------       ------------      ------------
Net income (loss), as adjusted                                  $     4,176       $    10,404        $  (547,590)       $   23,570
                                                                ============      ============       ============      ============

Basic income (loss) per common share:
  Income before cumulative effect of accounting change,
    as reported                                                 $      0.04       $      0.04        $      0.06        $     0.10
  Goodwill amortization, net of income taxes                              -              0.07                  -              0.14
                                                                ------------      ------------       ------------      ------------
  Income before cumulative effect of accounting change,
    as adjusted                                                 $      0.04       $      0.11        $      0.06        $     0.24
  Cumulative effect of accounting change, net of income taxes             -                 -              (5.57)                -
                                                                ------------      ------------       ------------      ------------
Basic net income (loss) per common share, as adjusted           $      0.04       $      0.11        $     (5.51)       $     0.24
                                                                ============      ============       ============      ============

Diluted income (loss) per common share:
  Income before cumulative effect of accounting change,
    as reported                                                 $      0.04       $      0.04        $      0.06        $     0.10
  Goodwill amortization, net of income taxes                              -              0.07                  -              0.14
                                                                ------------      ------------       ------------      ------------
  Income before cumulative effect of accounting change,
    as adjusted                                                 $      0.04       $      0.11        $      0.06        $     0.24
  Cumulative effect of accounting change, net of income taxes             -                 -              (5.43)                -
                                                                ------------      ------------       ------------      ------------
Diluted net income (loss) per common share, as adjusted         $      0.04       $      0.11        $     (5.37)       $     0.24
                                                                ============      ============       ============      ============

                                        8

5.   Net Income per Common Share

     The calculation of basic net income (loss) per common share and diluted net income (loss) per common share is presented below:

                                                                        Three Months Ended                   Six Months Ended
                                                                ------------------------------       ------------------------------
                                                                   June 30,          June 30,           June 30,          June 30,
                                                                    2002              2001               2002              2001
-----------------------------------------------------------------------------------------------------------------------------------

Basic income (loss) per common share computation:
    Income before cumulative effect of accounting change        $     4,176       $     3,581        $     6,122        $    9,999
    Cumulative effect of accounting change, net of
      income taxes                                                        -                 -           (553,712)                -
                                                                ------------      ------------       ------------      ------------
  Net income (loss)                                             $     4,176       $     3,581        $  (547,590)       $    9,999
                                                                ============      ============       ============      ============
  Basic average common shares outstanding                           100,166            98,018             99,320            97,596
                                                                ============      ============       ============      ============
  Basic income (loss) per common share:
    Income before cumulative effect of accounting change        $      0.04       $      0.04        $      0.06        $     0.10
    Cumulative effect of accounting change, net of
      income taxes                                                        -                 -              (5.57)                -
                                                                ------------      ------------       ------------      ------------
Basic net income (loss) per common share                        $      0.04       $      0.04        $     (5.51)       $     0.10
                                                                ============      ============       ============      ============

Diluted income (loss) per common share computation:
    Income before cumulative effect of accounting change        $     4,176       $     3,581        $     6,122        $    9,999
    Cumulative effect of accounting change, net of
      income taxes                                                        -                 -           (553,712)                -
                                                                ------------      ------------       ------------      ------------
  Net income (loss)                                             $     4,176       $     3,581        $  (547,590)       $    9,999
                                                                ============      ============       ============      ============
    Basic average common shares outstanding                         100,166            98,018             99,320            97,596
    Incremental shares from assumed exercise of stock options         2,830               175              2,577               180
                                                                ------------      ------------       ------------      ------------
  Diluted average common shares outstanding                         102,996            98,193            101,897            97,776
                                                                ============      ============       ============      ============
  Diluted income (loss) per common share:
    Income before cumulative effect of accounting change        $      0.04       $      0.04        $      0.06        $     0.10
    Cumulative effect of accounting change, net of
      income taxes                                                        -                 -              (5.43)                -
                                                                ------------      ------------       ------------      ------------
Diluted net income (loss) per common share                      $      0.04       $      0.04        $     (5.37)       $     0.10
                                                                ============      ============       ============      ============

     Options to purchase 1,472,864 and 1,957,507 shares of common stock that were outstanding during the three and six months ended June 30, 2002, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.


6.   Commitments and Contingencies

Litigation

     The Company is a party to a number of lawsuits and claims arising out of the ordinary conduct of its business. In the opinion of management, the lawsuits and claims pending are not likely to have a material adverse effect on the Company, its financial position, its results of operations, or its cash flows.


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

     The Company has three reportable segments: information technology (IT) services, e-Business solutions, and professional services. The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The IT services division, operating under the brand Modis, offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support. The e-Business solutions division, operating under the brand Idea Integration, provides e-Business strategy consulting, design and branding, application development, and integration. The professional services division provides expertise in a wide variety of disciplines including accounting and finance, law, engineering and technical, career management, executive search, and human resource consulting. For the three and six months ended June 30, 2001, results from the scientific operating unit of which the Company sold the assets of in December 2001 are included therein. The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The following table summarizes segment and geographic information:

                                                           Three Months Ended                   Six Months Ended
                                                    -------------------------------    --------------------------------
                                                        June 30,          June 30,          June 30,         June 30,
                                                          2002              2001              2002             2001
-----------------------------------------------------------------------------------------------------------------------
Revenue
   IT services                                       $    145,974      $    202,765      $    296,721      $    422,274
   e-Business solutions                                    21,049            48,559            43,847           103,276
   Professional services                                  121,630           158,315           244,538           328,499
                                                     ------------      ------------      ------------      ------------
         Total revenue                               $    288,653      $    409,639      $    585,106      $    854,049
                                                     ============      ============      ============      ============

Gross profit
   IT services                                       $     31,231      $     44,656      $     62,166      $     93,317
   e-Business solutions                                     6,492            18,735            13,842            36,838
   Professional services                                   36,798            51,912            74,771           108,863
                                                     ------------      ------------      ------------      ------------
         Total gross profit                          $     74,521      $    115,303      $    150,779      $    239,018
                                                     ============      ============      ============      ============

Income before provision for income taxes and
  cumulative effect of accounting change
   IT services                                       $      4,256      $      5,322      $      4,947      $     11,895
   e-Business solutions                                    (2,077)           (7,119)           (4,300)          (14,528)
   Professional services                                    5,867            11,098            12,112            26,176
                                                     ------------      ------------      ------------      ------------
                                                            8,046             9,301            12,759            23,543
   Corporate interest and other income                       (981)           (2,207)           (2,555)           (5,384)
                                                     ------------      ------------      ------------      ------------
   Total income before provision for income taxes
     and cumulative effect of accounting change      $      7,065      $      7,094      $     10,204      $     18,159
                                                     ============      ============      ============      ============

Geographic Areas
   Revenue
      United States                                  $    196,006      $    303,162      $    397,673      $    634,786
      United Kingdom                                       89,202           103,336           180,739           213,106
      Other                                                 3,445             3,141             6,694             6,157
                                                     ------------      ------------      ------------      ------------
         Total                                       $    288,653      $    409,639      $    585,106      $    854,049
                                                     ============      ============      ============      ============



                                                                    June 30,       December 31,
                                                                      2002              2001
----------------------------------------------------------------------------------------------

Assets
   IT services                                                  $    464,450      $    781,845
   e-Business solutions                                              113,579           319,284
   Professional services                                             342,860           426,547
                                                                ------------      ------------
                                                                     920,889         1,527,676
      Corporate                                                       16,273            15,946
                                                                ------------      ------------
         Total assets                                           $    937,162      $  1,543,622
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $    678,359      $  1,133,372
      United Kingdom                                                 250,924           399,259
      Other                                                            7,879            10,991
                                                                ------------      ------------
         Total                                                  $    937,162      $  1,543,622
                                                                ============      ============

8.   Income Taxes

     The Company is subject to periodic review by federal, state, and local taxing authorities in the ordinary course of business. During 2001, the Company was notified by the Internal Revenue Service that certain prior year income tax returns will be examined. As part of this examination, the net tax benefit associated with an investment in a subsidiary that the Company recognized in 2000 of $86.3 million is also being reviewed. There can be no assurance that the Internal Revenue Service will not disallow any or all of the tax benefit. A disallowance would result in the Company having to repay any or all of the tax benefit to the Internal Revenue Service which may affect the Company's financial condition and financial covenants of the Company's credit facility.


8.   Subsequent Event

     In July 2002, the Company acquired Elite Medical, Inc., a health care staffing business. Purchase consideration totaled $7.0 million in cash at closing, a $1.0 million deferred cash payment and 1,141,269 shares of stock valued at $8.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MPS Group, Inc. ('MPS' or the 'Company') helps its client companies thrive by delivering a unique mix of consulting, solutions, and staffing services in the disciplines of information technology (IT), finance and accounting, legal, e-Business, human capital automation, engineering, executive search, and work force management. MPS consists of three divisions: the IT services division, operating under the brand Modis; the e-Business solutions division, operating under the brand Idea Integration; and the professional services division.

Effective January 1, 2002, the Company completed its name change from Modis Professional Services, Inc. to MPS Group, Inc. The name change was approved by shareholders at a special meeting held in October 2001.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 142, 'Goodwill and Other Intangibles.' Comparability of results prior to 2002 is affected by the Company's adoption of SFAS 142 as SFAS 142 requires the discontinuance of goodwill amortization. While the Company did not recognize any goodwill amortization for 2002, the Company recorded $9.7 million and $19.3 million of goodwill amortization for the three and six months ended June 30, 2001, respectively. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of SFAS 142.

The following detailed analysis of operations should be read in conjunction with the 2001 Consolidated Financial Statements and related notes included in the Company's Form 10-K filed March 26, 2002.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenue. Revenue decreased $120.9 million, or 29.5%, to $288.7 million in the three months ended June 30, 2002, from $409.6 million in the year earlier period. The decrease was attributable primarily to diminished demand for services provided by the Company's divisions. This diminished demand has primarily led to a reduction in billable headcount throughout the Company's divisions and, to a lesser extent, a reduction in the Company's bill rates.

For the IT services division, which accounted for 50.6% and 49.6% of the Company's total revenue for the three months ended June 30, 2002 and 2001, respectively, the Company's customers continued to limit spending on IT initiatives due to uncertainties relating to the economy. Revenue in the IT services division decreased $56.8 million, or 28.0%, to $146.0 million in the three months ended June 30, 2002, from $202.8 million in the year earlier period.

For the e-Business solutions division, weak demand for e-Business consulting services was intensified by the uncertainties relating to the economy. Revenue in the division decreased $27.6 million, or 56.8%, to $21.0 million in the three months ended June 30, 2002, from $48.6 million in the year earlier period.

Revenue in the professional services division decreased $36.7 million, or 23.2%, to $121.6 million in the three months ended June 30, 2002, from $158.3 million in the year earlier period. Included in revenue in the year earlier period is $5.9 million of revenue from the division's scientific operating unit, which was sold in December 2001. Excluding the results of the scientific unit in the year earlier period, revenue in the professional services division decreased 20.2% in the three months ended June 30, 2002, from the year earlier period. This decrease in the division's revenue was primarily attributable to the diminished demand for knowledge worker resources in the services provided by the division, primarily in the United States. Excluding the results of the scientific unit in the year earlier period, revenue generated in the United Kingdom decreased 8.9% year over year, while revenue generated in the United States decreased 25.5%. Excluding the results of the scientific unit, the professional services division operates primarily through four operating units consisting of accounting and finance, legal, engineering/technical, and career management and consulting, which contributed 43.4%, 11.6%, 36.2%, and 8.8%, respectively, of the division's revenue by group during the three months ended June 30, 2002, as compared to 41.9%, 12.7%, 35.9%, and 9.5%, respectively, during the year earlier period.

Gross Profit. Gross profit decreased $40.8 million or 35.4% to $74.5 million in the three months ended June 30, 2002, from $115.3 million in the year earlier period. Gross margin decreased to 25.8% in the three months ended June 30, 2002, from 28.1% in the year earlier period.

The gross margin in the IT services division decreased to 21.4% in the three months ended June 30, 2002, from 22.0% in the year earlier period. The decrease in gross margin in the IT services division is mainly attributable to a decrease in bill rates, which could not be passed onto pay rates, in the existing services provided by the division, along with a shift in the mix of services provided by the division.

The gross margin in the e-Business solutions division decreased to 30.8% in the three months ended June 30, 2002, from 38.6% in the year earlier period. Consultant utilization within the e-Business solutions division decreased as a result of (1) the division's business model utilizing salaried consultants and
(2) the weak demand for e-Business consulting services. The Company continued to address consultant utilization within the division through the downsizing of its consultant base.

The gross margin in the professional services division decreased to 30.3% in the three months ended June 30, 2002, from 32.8% in the year earlier period. The decrease in gross margin in the professional services division is primarily attributable to a decrease in bill rates in the services provided by the division and, to a lesser extent, the lower level of direct hire and permanent placement fees, which generate a higher margin. Excluding the results of the scientific unit, as a percentage of revenue, the division's direct hire and permanent placement fees decreased to 5.9% of revenue in the three months ended June 30, 2002, from 6.6% in the year earlier period.

Operating expenses. Operating expenses decreased $39.5 million or 37.3% to $66.5 million in the three months ended June 30, 2002, from $106.0 million in the year earlier period. During the year earlier period, operating expenses included $9.7 million of goodwill amortization, while the Company did not recognize any goodwill amortization during the current year period as a result of the adoption of SFAS 142 in 2002. The Company's general and administrative ('G&A') expenses decreased $29.3 million or 32.2% to $61.6 million in the three months ended June 30, 2002, from $90.9 million in the year earlier period.

The IT services division's G&A expenses decreased $7.0 million, or 22.2%, to $24.6 million in the three months ended June 30, 2002, from $31.6 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 16.9% in the three months ended June 30, 2002, from 15.6% in the year earlier period. The decrease in the IT services division's G&A expenses is associated with the decrease in revenue for the three months ended June 30, 2002, and cost reduction initiatives implemented within the division throughout 2001 and continuing into the first half of 2002.

The e-Business solutions division's G&A expenses decreased $15.3 million, or 67.1%, to $7.5 million in the three months ended June 30, 2002, from $22.8 million in the year earlier period. As a percentage of revenue, the division's G&A expenses decreased to 35.9% in the three months ended June 30, 2002, from 47.0% in the year earlier period. The decrease in the e-Business solutions division's G&A expenses was related to reductions in its work force that started in early 2001 and has continued through the first half of 2002.

The professional services division's G&A expenses decreased $7.0 million, or 19.2%, to $29.4 million in the three months ended June 30, 2002, from $36.4 million in the year earlier period. Excluding the results of the scientific unit in the year earlier period, the professional services G&A expenses decreased 16.6% in the three months ended June 30, 2002, from the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 24.1% in the three months ended June 30, 2002, from 23.0% in the year earlier period. The decrease in the professional services division's G&A expenses is associated with the decrease in revenue for the three months ended June 30, 2002, and cost reduction initiatives implemented within the division beginning in 2001 and continuing into the first half of 2002.

Income from operations. Income from operations decreased $1.3 million, or 14.0%, to $8.0 million in the three months ended June 30, 2002, from $9.3 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income from operations decreased 57.9% in the three months ended June 30, 2002, from the year earlier period. Income from operations for the IT services division decreased $1.0 million, or 18.9 %, to $4.3 million in the three months ended June 30, 2002, from $5.3 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income from operations for the IT services division decreased 57.8% in the three months ended June 30, 2002, from the year earlier period. Loss from operations for the e-Business solutions division decreased $5.0 million, to a $2.1 million loss in the three months ended June 30, 2002, from a $7.1 million loss in the year earlier period. Excluding goodwill amortization in the year earlier period, loss from operations for the e-Business solutions division decreased to a $2.1 million loss in the three months ended June 30, 2002, from a $5.3 million loss in the year earlier period. Income from operations for the professional services division decreased $5.2 million, or 46.8%, to $5.9 million in the three months ended June 30, 2002, from $11.1 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income from operations for the professional services division decreased 57.9% in the three months ended June 30, 2002, from the year earlier period. For the Company as a whole, income from operations as a percentage of revenue increased to 2.8% in the three months ended June 30, 2002, from 2.3% in the year earlier period. Excluding goodwill amortization in the year earlier period, for the Company as a whole, income from operations as a percentage of revenue decreased to 2.8% in the three months ended June 30, 2002, from 4.6% in the year earlier period.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facility and notes issued in connection with acquisitions, net of interest income related to investment income from certain investments owned by the Company and cash and cash equivalents on hand. Interest expense decreased $1.4 million, or 53.8%, to $1.2 million in the three months ended June 30, 2002, from $2.6 million in the year earlier period. The decrease in interest expense is related to the lower level of borrowings under the Company's credit facility during the second quarter of 2002. Interest expense was offset by $0.2 million of interest and other income in the three months ended June 30, 2002, as compared to $0.4 million in the year earlier period.

Income taxes. The Company's effective tax rate decreased to 40.9% in the three months ended June 30, 2002, as compared to 49.5% in the year earlier period, due to the discontinuance of goodwill amortization required by SFAS 142. In the year earlier period, non-deductible goodwill amortization on certain acquisitions had an increased effect on the Company's effective tax rate.

Income before cumulative effect of accounting change. As a result of the foregoing, income before cumulative effect of accounting change increased $0.6 million, or 16.7%, to $4.2 million in the three months ended June 30, 2002, from $3.6 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income before cumulative effect of accounting change decreased 59.6% in the three months ended June 30, 2002, from the year earlier period. Income before cumulative effect of accounting change as a percentage of revenue increased to 1.4% in the three months ended June 30, 2002, from 0.9% in the year earlier period. Excluding goodwill amortization in the year earlier period, income before cumulative effect of accounting change as a percentage of revenue decreased to 1.4% in the three months ended June 30, 2002, from 2.5% in the year earlier period.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenue. Revenue decreased $268.9 million, or 31.5%, to $585.1 million in the six months ended June 30, 2002, from $854.0 million in the year earlier period. The decrease was attributable primarily to diminished demand for services provided by the Company's divisions. This diminished demand has primarily led to a reduction in billable headcount throughout the Company's divisions and, to a lesser extent, a reduction in the Company's bill rates.

For the IT services division, which accounted for 50.7% and 49.4% of the Company's total revenue for the six months ended June 30, 2002 and 2001, respectively, the Company's customers continued to limit spending on IT initiatives due to uncertainties relating to the economy. Revenue in the IT services division decreased $125.6 million, or 29.7%, to $296.7 million in the six months ended June 30, 2002, from $422.3 million in the year earlier period.

For the e-Business solutions division, weak demand for e-Business consulting services was intensified by the uncertainties relating to the economy. Revenue in the division decreased $59.5 million, or 57.6%, to $43.8 million in the six months ended June 30, 2002, from $103.3 million in the year earlier period.

Revenue in the professional services division decreased $84.0 million, or 25.6%, to $244.5 million in the six months ended June 30, 2002, from $328.5 million in the year earlier period. Included in revenue in the year earlier period is $12.2 million of revenue from the division's scientific operating unit, which was sold in December 2001. Excluding the results of the scientific unit in the year earlier period, revenue in the professional services division decreased 22.7% in the six months ended June 30, 2002, from the year earlier period. This decrease in the division's revenue was primarily attributable to the diminished demand for knowledge worker resources in the services provided by the division, primarily in the United States. Excluding the results of the scientific unit in the year earlier period, revenue generated in the United Kingdom decreased 12.3% year over year, while revenue generated in the United States decreased 27.5%. Excluding the results of the scientific unit, the professional services division operates primarily through four operating units consisting of accounting and finance, legal, engineering/technical, and career management and consulting, which contributed 43.4%, 11.3%, 35.4%, and 9.9%, respectively, of the division's revenue by group during the six months ended June 30, 2002, as compared to 42.1%, 12.7%, 36.1%, and 9.1%, respectively, during the year earlier period.

Gross Profit. Gross profit decreased $88.2 million or 36.9% to $150.8 million in the six months ended June 30, 2002, from $239.0 million in the year earlier period. Gross margin decreased to 25.8% in the six months ended June 30, 2002, from 28.0% in the year earlier period.

The gross margin in the IT services division decreased to 21.0% in the six months ended June 30, 2002, from 22.1% in the year earlier period. The decrease in gross margin in the IT services division is mainly attributable to a decrease in bill rates, which could not be passed onto pay rates, in the existing services provided by the division, along with a shift in the mix of services provided by the division.

The gross margin in the e-Business solutions division decreased to 31.6% in the six months ended June 30, 2002, from 35.7% in the year earlier period. Consultant utilization within the e-Business solutions division decreased as a result of (1) the division's business model utilizing salaried consultants and
(2) the weak demand for e-Business consulting services. The Company continued to address consultant utilization within the division through the downsizing of its consultant base.

The gross margin in the professional services division decreased to 30.6% in the six months ended June 30, 2002, from 33.1% in the year earlier period. The decrease in gross margin in the professional services division is primarily attributable to a decrease in bill rates in the services provided by the division and, to a lesser extent, the lower level of direct hire and permanent placement fees, which generate a higher margin. Excluding the results of the scientific unit, as a percentage of revenue, the division's direct hire and permanent placement fees decreased to 5.6% of revenue in the six months ended June 30, 2002, from 7.0% in the year earlier period.

Operating expenses. Operating expenses decreased $77.5 million or 36.0% to $138.0 million in the six months ended June 30, 2002, from $215.5 million in the year earlier period. During the year earlier period, operating expenses included $19.3 million of goodwill amortization, while the Company did not recognize any goodwill amortization during the current year period as a result of the adoption of SFAS 142 in 2002. The Company's general and administrative ('G&A') expenses decreased $57.3 million or 30.9% to $128.1 million in the six months ended June 30, 2002, from $185.4 million in the year earlier period.

The IT services division's G&A expenses decreased $13.4 million, or 20.3%, to $52.6 million in the six months ended June 30, 2002, from $66.0 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 17.7% in the six months ended June 30, 2002, from 15.6% in the year earlier period. The decrease in the IT services division's G&A expenses is associated with the decrease in revenue for the six months ended June 30, 2002, and cost reduction initiatives implemented within the division throughout 2001 and continuing into the first half of 2002.

The e-Business solutions division's G&A expenses decreased $29.5 million, or 65.0%, to $15.9 million in the six months ended June 30, 2002, from $45.4 million in the year earlier period. As a percentage of revenue, the division's G&A expenses decreased to 36.3% in the six months ended June 30, 2002, from 44.0% in the year earlier period. The decrease in the e-Business solutions division's G&A expenses was related to reductions in its work force that started in early 2001 and has continued through the first half of 2002.

The professional services division's G&A expenses decreased $14.3 million, or 19.4%, to $59.6 million in the six months ended June 30, 2002, from $73.9 million in the year earlier period. Excluding the results of the scientific unit in the year earlier period, the professional services G&A expenses decreased 16.5% in the six months ended June 30, 2002, from the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 24.4% in the six months ended June 30, 2002, from 22.5% in the year earlier period. The decrease in the professional services division's G&A expenses is associated with the decrease in revenue for the six months ended June 30, 2002, and cost reduction initiatives implemented within the division beginning in 2001 and continuing into the first half of 2002.

Income from operations. Income from operations decreased $10.7 million, or 45.5%, to $12.8 million in the six months ended June 30, 2002, from $23.5 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income from operations decreased 70.1% in the six months ended June 30, 2002, from the year earlier period. Income from operations for the IT services division decreased $7.0 million, or 58.8%, to $4.9 million in the six months ended June 30, 2002, from $11.9 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income from operations for the IT services division decreased 77.4% in the six months ended June 30, 2002, from the year earlier period. Loss from operations for the e-Business solutions division decreased $10.2 million, to a $4.3 million loss in the six months ended June 30, 2002, from a $14.5 million loss in the year earlier period. Excluding goodwill amortization in the year earlier period, loss from operations for the e-Business solutions division decreased to a $4.3 million loss in the six months ended June 30, 2002, from a $10.8 million loss in the year earlier period. Income from operations for the professional services division decreased $14.1 million, or 53.8%, to $12.1 million in the six months ended June 30, 2002, from $26.2 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income from operations for the professional services division decreased 62.2% in the six months ended June 30, 2002, from the year earlier period. For the Company as a whole, income from operations as a percentage of revenue decreased to 2.2% in the six months ended June 30, 2002, from 2.8% in the year earlier period. Excluding goodwill amortization in the year earlier period, for the Company as a whole, income from operations as a percentage of revenue decreased to 2.2% in the six months ended June 30, 2002, from 5.0% in the year earlier period.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facility and notes issued in connection with acquisitions, net of interest income related to investment income from certain investments owned by the Company and cash and cash equivalents on hand. Interest expense decreased $3.2 million, or 50.8%, to $3.1 million in the six months ended June 30, 2002, from $6.3 million in the year earlier period. The decrease in interest expense is related to the lower level of borrowings under the Company's credit facility during 2002. Interest expense was offset by $0.6 million of interest and other income in the six months ended June 30, 2002, as compared to $0.9 million in the year earlier period.

Income taxes. The Company's effective tax rate decreased to 40.0% in the six months ended June 30, 2002, as compared to 44.9% in the year earlier period, due to the discontinuance of goodwill amortization required by SFAS 142. In the year earlier period, non-deductible goodwill amortization on certain acquisitions had an increased effect on the Company's effective tax rate.

Income before cumulative effect of accounting change. As a result of the foregoing, income before cumulative effect of accounting change decreased $3.9 million, or 39.0%, to $6.1 million in the six months ended June 30, 2002, from $10.0 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income before cumulative effect of accounting change decreased 74.0% in the six months ended June 30, 2002, from the year earlier period. Income before cumulative effect of accounting change as a percentage of revenue decreased to 1.0% in the six months ended June 30, 2002, from 1.2% in the year earlier period. Excluding goodwill amortization in the year earlier period, income before cumulative effect of accounting change as a percentage of revenue decreased to 1.0% in the six months ended June 30, 2002, from 2.8% in the year earlier period.

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

The Company had working capital of $200.1 million and $204.7 million as of June 30, 2002 and December 31, 2001, respectively. The Company had cash and cash equivalents of $63.2 million and $49.2 million as of June 30, 2002 and December 31, 2001, respectively.

For the six months ended June 30, 2002 and 2001, the Company generated $45.2 million and $69.9 million of cash flow from operations, respectively.

For the six months ended June 30, 2002, the Company used $2.6 million of cash for investing activities, all of which was used for capital expenditures. For the six months ended June 30, 2001, the Company used $14.7 million of cash for investing activities, of which $10.9 million were used for capital expenditures and $3.8 million for earn-out payments.

For the six months ended June 30, 2002, the Company used $29.1 million of cash for financing activities, of which $45.4 million was used for repayments on the Company's credit facility and $16.3 million was generated from stock option exercises. For the six months ended June 30, 2001, the Company used $37.9 million of cash for financing activities. This amount primarily represented repayments on the Company's credit facility and on notes issued in connection with the acquisition of certain companies. These repayments were mainly funded from cash flow from operations.

On November 4, 1999, the Company's Board of Directors authorized the repurchase of up to $65.0 million of the Company's common stock. As of June 30, 2002, no shares have been repurchased under this authorization.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the remainder of 2002, will be approximately $5.0 million.

The Company believes that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.


Indebtedness of the Company

The Company has a $350 million revolving credit facility which is syndicated to a group of 13 banks with Bank of America as the principal agent. This facility expires on October 27, 2003. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by the material subsidiaries of the Company. In addition, approval of an individual acquisition is required by the majority of the lenders if cash consideration for the acquisition would exceed 10% of consolidated stockholders' equity of the Company.

As of July 31, 2002, the Company had a balance of $56.0 million outstanding under the credit facility. The Company also had outstanding letters of credit in the amount of $2.4 million. The Company is considering a reduction of up to $150 million in the notional amount of the facility to more closely align the Company's facility with its anticipated capital needs.

On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. The actual interest rate on the credit facility is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial notional amount of $110.4 million as of February 12, 2001, amortizing to $55.7 million on January 2, 2003. In the first quarter of 2002, the Company fixed the notional amount on this agreement at $55.7 million through January 2, 2003. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. This additional agreement was settled in the fourth quarter of 2001. These agreements were approved by the Board of Directors. As of June 30, 2002, the Company had an outstanding interest rate swap agreement with a total notional amount of $55.7 million and an underlying rate of 5.185%.

SEASONALITY

The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for business services is typically lower during the first quarter until customers' operating budgets are finalized and the profitability of the Company's consultants is generally lower in the fourth quarter due to fewer billing days because of the higher number of holidays and vacation days.

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

The  Company's  debt  obligations  totaled $56.4 million as of June 30, 2002.

On February 12, 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. The actual interest rate on the credit facility is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement had an initial notional amount of $110.4 million as of February 12, 2001, amortizing to $55.7 million on January 2, 2003. In the first quarter of 2002, the Company fixed the notional amount on this agreement at $55.7 million through January 2, 2003. On March 2, 2001, the Company entered into an additional interest rate swap agreement to convert an additional $25.0 million into fixed rate debt. This additional agreement was settled in the fourth quarter of 2001. These agreements were approved by the Board of Directors. As of June 30, 2002, the Company had an outstanding interest rate swap agreement with a total notional amount of $55.7 million and an underlying rate of 5.185%. Hedging interest rate exposure through the use of swaps are specifically contemplated to manage risk in keeping with management policy. The Company does not utilize derivatives for speculative purposes. These swaps are transaction-specific so that a specific debt instrument determines the amount, maturity and specifics of each swap.

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

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 32% of its consolidated revenues for the six months ended June 30, 2002 from international operations, approximately 96% of which were from the United Kingdom. The exchange rate has increased approximately 5% in the six months ended June 30, 2002, from 1.45 at December 31, 2001 to 1.53 at June 30, 2002. The Company prepared sensitivity analyses to determine the adverse impact of hypothetical changes in the British pound sterling, relative to the U.S. Dollar, on the Company's results of operations and cash flows. However, the analysis did not include the potential impact on sales levels resulting from a change in the British pound sterling. An additional 10% adverse movement in the exchange rate would have had an immaterial impact on the Company's cash flows and financial position for 2002. While fluctuations in the British pound sterling have not historically had a material impact on the Company's results of operations, the lower level of earnings resulting from a decrease in demand for the services provided by the Company's domestic operations have increased the impact of exchange rate fluctuations. As of June 30, 2002, the Company did not hold or has not previously entered into any foreign currency derivative instruments.

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

Ability  to  Continue  Acquisition  Strategy;   Ability  to  Integrate  Acquired
Operations

Historically, the Company has included acquisitions as a part of the Company's overall growth strategy. Although the Company continues to seek acquisition opportunities, there can be no assurance that the Company will be able to negotiate acquisitions on economic terms acceptable to the Company or that the Company will be able to successfully identify acquisition candidates and integrate all acquired operations into the Company.

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

Income Tax Audits

The Company is subject to periodic review by federal, state, and local taxing authorities in the ordinary course of business. During 2001, the Company was notified by the Internal Revenue Service that certain prior year income tax returns will be examined. As part of this examination, the net tax benefit associated with an investment in a subsidiary that the Company recognized in 2000 of $86.3 million is also being reviewed. There can be no assurance that the Internal Revenue Service will not disallow any or all of the tax benefit. A disallowance would result in the Company having to repay any or all of the tax benefit to the Internal Revenue Service which may affect the Company's financial condition and financial covenants of the Company's credit facility.

Part II.  Other Information

Item 1.  Legal Proceedings

         No disclosure required.

Item 2.  Changes in Securities and Use of Proceeds

         No disclosure required.

Item 3.  Defaults Upon Senior Securities

         No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company's shareholders was held on May 20, 2002. Proxies were solicited from shareholders of record on the close of business on April 5, 2002. On April 5, 2002, there were 98,728,605 shares outstanding and entitled to vote at the Annual Meeting. The shareholder vote on the issues presented at the Annual Meeting was as follows:

ELECTION OF DIRECTORS

All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their names:

Name                                            For          Withhold Authority
-------------------------------------------------------------------------------
Derek E. Dewan                                66,884,737           18,431,350
Timothy D. Payne                              84,126,287            1,189,800
Peter J. Tanous                               81,443,287            3,872,800
T. Wayne Davis                                81,442,552            3,873,535
John R. Kennedy                               84,013,158            1,302,929
Michael D. Abney                              81,443,422            3,872,665
William M. Isaac                              84,016,051            1,300,036
George J. Mitchell                            81,833,830            3,482,257
Michael L. Huyghue                            84,131,181            1,184,906
Darla D. Moore                                84,163,170            1,152,917




Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

         B.   Reports on Form 8-K

               A report on Form 8-K dated August 14, 2002 was filed by the Company in August 2002. The report was filed under Item 9, Regulation FD Disclosure.

SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                             Date


/s/ Timothy D. Payne             President, Chief               August 14, 2002
Timothy D. Payne                 Executive Officer and
                                 Director


/s/ Robert P. Crouch             Senior Vice President,         August 14, 2002
Robert P. Crouch                 Treasurer, and Chief
                                 Financial Officer