Form 10-Q
period 2002-09-30
MPS GROUP INC
filed 2002-11-14
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. October 31, 2002.

Common Stock, $0.01 par value         Outstanding: 102,566,674 (No. of  shares)

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



                                          MPS Group, Inc. and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Financial Statements

             Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited)
                 and December 31, 2001..............................................................................     3

             Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months
                 ended September 30, 2002 and 2001..................................................................     4

             Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
                 ended September 30, 2002 and 2001..................................................................     5

             Unaudited Notes to Condensed Consolidated Financial Statements.........................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    12

Item 3       Quantitative and Qualitative Disclosures About Market Risks............................................    18

Item 4       Controls and Procedures................................................................................    21

Part II      Other Information

Item 1       Legal Proceedings......................................................................................    22

Item 2       Changes in Securities and Use of Proceeds..............................................................    22

Item 3       Defaults Upon Senior Securities........................................................................    22

Item 4       Submission of Matters to a Vote of Security Holders....................................................    22

Item 5       Other Information......................................................................................    22

Item 6       Exhibits and Reports on Form 8-K.......................................................................    22

             Signatures.............................................................................................    23

             Certifications.........................................................................................    24-25

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets


                                                                                     September 30,      December 31,
(dollar amounts in thousands except per share amounts)                                   2002               2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $    51,834      $     49,208
   Accounts receivable, net                                                               197,401           227,069
   Prepaid expenses                                                                         6,098             6,444
   Deferred income taxes                                                                    5,668             5,873
   Other                                                                                   10,886            12,102
                                                                                     ----------------------------------
      Total current assets                                                                271,887           300,696
Furniture, equipment, and leasehold improvements, net                                      39,065            48,742
Goodwill, net                                                                             511,759         1,165,961
Deferred income taxes, long-term                                                           62,735                 -
Other assets, net                                                                          28,880            28,223
                                                                                     ----------------------------------
    Total assets                                                                      $   914,326      $  1,543,622
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                              $    37,514      $     49,207
   Accrued payroll and related taxes                                                       36,638            39,524
   Income taxes payable                                                                     2,177             7,243
                                                                                     ----------------------------------
     Total current liabilities                                                             76,329            95,974
Credit facility                                                                            25,000           101,000
Deferred income taxes, long-term                                                                -            22,214
Other                                                                                       9,547            13,623
                                                                                     ----------------------------------
     Total liabilities                                                                    110,876           232,811
                                                                                     ----------------------------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                          -                 -
   Common stock, $.01 par value; 400,000,000 shares authorized;
      102,553,340 and 98,306,783 shares issued and outstanding, respectively                1,028               983
   Additional contributed capital                                                         622,023           594,061
   Retained earnings                                                                      187,785           730,085
   Accumulated other comprehensive loss                                                    (2,722)           (9,400)
   Deferred stock compensation                                                             (4,464)           (4,918)
   Treasury stock, at cost (40,400 shares in 2002)                                           (200)                -
                                                                                     ----------------------------------
     Total stockholders' equity                                                           803,450         1,310,811
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                       $   914,326      $  1,543,622
                                                                                     ==================================

See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income


                                                                  Three Months Ended                  Nine Months Ended
                                                            -------------------------------    -------------------------------
                                                            September 30,     September, 30     September 30,    September 30,
(dollar amounts in thousands except per share amounts)          2002              2001              2002             2001
------------------------------------------------------------------------------------------------------------------------------
                                                             (unaudited)       (unaudited)       (unaudited)      (unaudited)

Revenue                                                      $   289,428       $   368,853     $     874,534     $  1,222,902
Cost of revenue                                                  213,493           270,844           647,820          885,875
                                                            -------------     -------------    --------------    -------------
   Gross profit                                                   75,935            98,009           226,714          337,027
                                                            -------------     -------------    --------------    -------------
Operating expenses:
   General and administrative                                     60,307            79,028           188,404          264,449
   Depreciation                                                    5,456             5,490            15,379           16,243
   Amortization of goodwill                                            -             9,635                 -           28,936
                                                            -------------     -------------    --------------    -------------
      Total operating expenses                                    65,763            94,153           203,783          309,628
                                                            -------------     -------------    --------------    -------------
Income from operations                                            10,172             3,856            22,931           27,399
Other expense, net                                                 1,206             1,897             3,761            7,281
                                                            -------------     -------------    --------------    -------------
Income before provision for income taxes and
  cumulative effect of accounting change                           8,966             1,959            19,170           20,118
Provision for income taxes                                         3,676               881             7,758            9,041
                                                            -------------     -------------    --------------    -------------
Income before cumulative effect of accounting change               5,290             1,078            11,412           11,077
Cumulative effect of accounting change (net of
  a $112,953 income tax benefit)                                       -                 -          (553,712)               -
                                                            -------------     -------------    --------------    -------------
Net income (loss)                                            $     5,290        $    1,078       $  (542,300)      $   11,077
                                                            =============     =============    ==============    =============

Basic net income (loss) per common share:
  Income before cumulative effect of accounting change       $      0.05        $     0.01       $      0.11       $     0.11
  Cumulative effect of accounting change, net of tax                   -                 -             (5.52)               -
                                                            -------------     -------------    --------------    -------------
Basic net income (loss) per common share                     $      0.05        $     0.01       $     (5.41)      $     0.11
                                                            =============     =============    ==============    =============
Average common shares outstanding, basic                         102,369            98,071           100,337           97,754
                                                            =============     =============    ==============    =============

Diluted net income (loss) per common share:
  Income before cumulative effect of accounting change       $      0.05        $     0.01       $      0.11       $     0.11
  Cumulative effect of accounting change, net of tax                   -                 -             (5.41)               -
                                                            -------------     -------------    --------------    -------------
Diluted net income (loss) per common share                   $      0.05        $     0.01       $     (5.30)      $     0.11
                                                            =============     =============    ==============    =============
Average common shares outstanding, diluted                       103,115            98,291           102,303           97,948
                                                            =============     =============    ==============    =============

See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                                              Nine months ended September 30,
                                                                              ------------------------------
(dollar amounts in thousands)                                                     2002             2001
------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)     (unaudited)
Cash flows from operating activities:

   Net (loss) income                                                         $  (542,300)   $     11,077
      Adjustments to net (loss) income to net cash provided
         by operating activities:
            Depreciation                                                          15,379          16,243
            Amortization of goodwill                                                   -          28,936
            Cumulative effect of accounting change, net of tax                   553,712               -
            Deferred income taxes                                                 14,717           6,012
            Deferred compensation                                                  1,212             897
            Changes in assets and liabilities:
               Accounts receivable                                                38,663          53,331
               Prepaid expenses and other assets                                  (1,245)         (1,860)
               Accounts payable and accrued expenses                             (13,389)         (2,441)
               Accrued payroll and related taxes                                  (4,042)          2,513
               Other, net                                                          9,900          (1,747)
                                                                          --------------- ---------------
                 Net cash provided by operating activities                        72,607         112,961
                                                                          --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                              (3,482)        (13,771)
   Purchase of businesses, including additional earn-outs on
      acquisitions, net of cash acquired                                          (6,702)         (3,807)
                                                                          --------------- ---------------
                  Net cash used in investing activities                          (10,184)        (17,578)
                                                                          --------------- ---------------

Cash flows from financing activities:
   Repurchases of stock                                                             (200)              -
   Proceeds from stock options exercised                                          16,334              76
   Repayments on indebtedness                                                    (76,406)        (75,320)
                                                                          --------------- ---------------
                  Net cash used in financing activities                          (60,272)        (75,244)
                                                                          --------------- ---------------
Effect of exchange rate changes on cash and cash equivalents                         475          (7,201)

Net increase in cash and cash equivalents                                          2,626          12,938

Cash and cash equivalents, beginning of period                                    49,208           5,013
                                                                          --------------- ---------------
Cash and cash equivalents, end of period                                    $     51,834    $     17,951
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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ('FASB') issued Statements of Financial Accounting Standards ('SFAS') No. 142, 'Goodwill and Other Intangible Assets,' which is required to be adopted in fiscal 2002. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 includes provisions discontinuing the periodic amortization of, and assessing the potential impairments of goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaces the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS 142 also requires that the Company complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step is not required. SFAS 142 requires completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss. The second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Upon the initial adoption, any impairment loss identified is presented as a change in accounting principle, net of applicable income tax benefit, and recorded as of the beginning of that year. Subsequent to the initial adoption, any impairment loss recognized would be recorded as a charge to income from operations.

     The Company adopted SFAS 142 as of January 1, 2002. During the first quarter of 2002, the Company completed both steps of the transitional goodwill impairment tests which resulted in an impairment charge of $553,712, net of an income tax benefit of $112,953. Refer to Note 4, 'Goodwill' for further discussion of the impact of SFAS 142 on the Company's financial position and results of operations.

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

2.   Business Combinations

     In July 2002, the Company acquired Elite Medical, Inc., a health care staffing business. Purchase consideration totaled $7.0 million in cash at closing, a $1.0 million deferred cash payment and 1,141,269 shares of stock valued at $8.7 million. This acquisition, which is included in the Company's professional services division, was immaterial to the Company's third quarter results of operations. Refer to Note 4 'Goodwill' for the amount of goodwill recorded for this acquisition.


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

     In February 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. The actual interest rate on the credit facility is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement was approved by the Board of Directors and expires January 2, 2003. As of September 30, 2002, this swap agreement had a total notional amount of $25.0 million and an underlying rate of 5.185%.


4.   Goodwill

     The Company adopted SFAS 142, 'Goodwill and Other Intangibles', effective January 1, 2002. In connection with the adoption of SFAS 142, the Company discontinued amortizing goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

                                               Information
                                                Technology        Professional       e-Business
                                                 Services           Services          Solutions           Total
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2001                $  592,037         $  312,952         $  260,972         $1,165,961
Impairment losses                                (338,449)           (87,969)          (240,247)          (666,665)
Acquisition of Elite Medical, Inc.                      -             12,463                  -             12,463
                                               -----------        -----------        -----------        -----------
Balance as of September 30, 2002               $  253,588         $  237,446         $   20,725         $  511,759
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

     The following table provides comparative disclosure of adjusted net income excluding goodwill amortization expense, net of income taxes, for the periods presented:

                                                                        Three Months Ended                   Nine Months Ended
                                                                ------------------------------       ------------------------------
                                                                September 30,     September 30,      September 30,     September 30,
                                                                    2002              2001               2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change,
  as reported                                                   $     5,290       $     1,078        $    11,412        $   11,077
Goodwill amortization, net of income taxes                                -             6,784                  -            20,355
                                                                ------------      ------------       ------------      ------------
Income before cumulative effect of accounting change,
  as adjusted                                                   $     5,290       $     7,862        $    11,412        $   31,432
Cumulative effect of accounting change, net of income taxes               -                 -           (553,712)                -
                                                                ------------      ------------       ------------      ------------
Net income (loss), as adjusted                                  $     5,290       $     7,862        $  (542,300)       $   31,432
                                                                ============      ============       ============      ============

Basic income (loss) per common share:
  Income before cumulative effect of accounting change,
    as reported                                                 $      0.05       $      0.01        $      0.11        $     0.11
  Goodwill amortization, net of income taxes                              -              0.07                  -              0.21
                                                                ------------      ------------       ------------      ------------
  Income before cumulative effect of accounting change,
    as adjusted                                                 $      0.05       $      0.08        $      0.11        $     0.32
  Cumulative effect of accounting change, net of income taxes             -                 -              (5.52)                -
                                                                ------------      ------------       ------------      ------------
Basic net income (loss) per common share, as adjusted           $      0.05       $      0.08        $     (5.41)       $     0.32
                                                                ============      ============       ============      ============

Diluted income (loss) per common share:
  Income before cumulative effect of accounting change,
    as reported                                                 $      0.05       $      0.01        $      0.11        $     0.11
  Goodwill amortization, net of income taxes                              -              0.07                  -              0.21
                                                                ------------      ------------       ------------      ------------
  Income before cumulative effect of accounting change,
    as adjusted                                                 $      0.05       $      0.08        $      0.11        $     0.32
  Cumulative effect of accounting change, net of income taxes             -                 -              (5.41)                -
                                                                ------------      ------------       ------------      ------------
Diluted net income (loss) per common share, as adjusted         $      0.05       $      0.08        $     (5.30)       $     0.32
                                                                ============      ============       ============      ============

5.   Net Income per Common Share

     The calculation of basic net income (loss) per common share and diluted net income (loss) per common share is presented below:

                                                                        Three Months Ended                   Nine Months Ended
                                                                ------------------------------       ------------------------------
                                                                September 30,     September 30,      September 30,     September 30,
                                                                    2002              2001               2002              2001
-----------------------------------------------------------------------------------------------------------------------------------

Basic income (loss) per common share computation:
    Income before cumulative effect of accounting change        $     5,290       $     1,078        $    11,412        $   11,077
    Cumulative effect of accounting change, net of
      income taxes                                                        -                 -           (553,712)                -
                                                                ------------      ------------       ------------      ------------
  Net income (loss)                                             $     5,290       $     1,078        $  (542,300)       $   11,077
                                                                ============      ============       ============      ============
  Basic average common shares outstanding                           102,369            98,071            100,337            97,754
                                                                ============      ============       ============      ============
  Basic income (loss) per common share:
    Income before cumulative effect of accounting change        $      0.05       $      0.01        $      0.11        $     0.11
    Cumulative effect of accounting change, net of
      income taxes                                                        -                 -              (5.52)                -
                                                                ------------      ------------       ------------      ------------
Basic net income (loss) per common share                        $      0.05       $      0.01        $     (5.41)       $     0.11
                                                                ============      ============       ============      ============

Diluted income (loss) per common share computation:
    Income before cumulative effect of accounting change        $     5,290       $     1,078        $    11,412        $   11,077
    Cumulative effect of accounting change, net of
      income taxes                                                        -                 -           (553,712)                -
                                                                ------------      ------------       ------------      ------------
  Net income (loss)                                             $     5,290       $     1,078        $  (542,300)       $   11,077
                                                                ============      ============       ============      ============
    Basic average common shares outstanding                         102,369            98,071            100,337            97,754
    Incremental shares from assumed exercise of stock options           746               220              1,966               194
                                                                ------------      ------------       ------------      ------------
  Diluted average common shares outstanding                         103,115            98,291            102,303            97,948
                                                                ============      ============       ============      ============
  Diluted income (loss) per common share:
    Income before cumulative effect of accounting change        $      0.05       $      0.01        $      0.11        $     0.11
    Cumulative effect of accounting change, net of
      income taxes                                                        -                 -              (5.41)                -
                                                                ------------      ------------       ------------      ------------
Diluted net income (loss) per common share                      $      0.05       $      0.01        $     (5.30)       $     0.11
                                                                ============      ============       ============      ============

     Options to purchase 8,644,664 and 2,229,563 shares of common stock that were outstanding during the three and nine months ended September 30, 2002, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.


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

     The Company has three reportable segments: information technology (IT) services, professional services, and e-Business solutions. The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The IT services division, operating under the brand Modis, offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support. The professional services division provides expertise in a wide variety of disciplines including accounting and finance, law, engineering and technical, career management, executive search, human resource consulting, and health care. The e-Business solutions division, operating under the brand Idea Integration, provides e-Business strategy consulting, design and branding, application development, and integration. The professional services division's results for the three and nine months ended September 30, 2001, include the results of the Company's scientific operating unit. Results for 2002 do not include this unit as it was sold in December 2001. The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The following table summarizes segment and geographic information:

                                                           Three Months Ended                   Nine Months Ended
                                                    -------------------------------    --------------------------------
                                                      September 30,     September 30,     September 30,    September 30,
                                                          2002              2001              2002             2001
-----------------------------------------------------------------------------------------------------------------------
Revenue
   IT services                                       $    143,650      $    183,616      $    440,371      $    605,890
   Professional services                                  125,755           150,501           370,293           479,000
   e-Business solutions                                    20,023            34,736            63,870           138,012
                                                     ------------      ------------      ------------      ------------
         Total revenue                               $    289,428      $    368,853      $    874,534      $  1,222,902
                                                     ============      ============      ============      ============

Gross profit
   IT services                                       $     30,792      $     40,328      $     92,958      $    133,645
   Professional services                                   37,873            48,011           112,644           156,874
   e-Business solutions                                     7,270             9,670            21,112            46,508
                                                     ------------      ------------      ------------      ------------
         Total gross profit                          $     75,935      $     98,009      $    226,714      $    337,027
                                                     ============      ============      ============      ============

Income before provision for income taxes and
  cumulative effect of accounting change
   IT services                                       $      3,688      $      8,547      $      8,635      $     30,210
   Professional services                                    6,113            10,567            18,225            42,546
   e-Business solutions                                       371            (5,623)           (3,929)          (16,421)
                                                     ------------      ------------      ------------      ------------
                                                           10,172            13,491            22,931            56,335
   Amortization of goodwill                                     -            (9,635)                -           (28,936)
   Corporate interest and other income                     (1,206)           (1,897)           (3,761)           (7,281)
                                                     ------------      ------------      ------------      ------------
   Total income before provision for income taxes
     and cumulative effect of accounting change      $      8,966      $      1,959      $     19,170      $     20,118
                                                     ============      ============      ============      ============

Geographic Areas
   Revenue
      United States                                  $    193,433      $    260,813      $    591,106      $    895,599
      United Kingdom                                       92,970           104,822           273,709           317,928
      Other                                                 3,025             3,218             9,719             9,375
                                                     ------------      ------------      ------------      ------------
         Total                                       $    289,428      $    368,853      $    874,534      $  1,222,902
                                                     ============      ============      ============      ============


                                                                  September 30,    December 31,
                                                                      2002              2001
----------------------------------------------------------------------------------------------

Assets
   IT services                                                  $    468,081      $    781,845
   Professional services                                             361,069           426,547
   e-Business solutions                                               68,950           319,284
                                                                ------------      ------------
                                                                     898,100         1,527,676
      Corporate                                                       16,226            15,946
                                                                ------------      ------------
         Total assets                                           $    914,326      $  1,543,622
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $    664,222      $  1,133,372
      United Kingdom                                                 242,435           399,259
      Other                                                            7,669            10,991
                                                                ------------      ------------
         Total                                                  $    914,326      $  1,543,622
                                                                ============      ============

8.   Comprehensive Income

     Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting. A summary of comprehensive income for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                        Three Months Ended                  Nine Months Ended
                                                  -------------------------------    -------------------------------
                                                    September 30,     September 30,     September 30,    September 30,
                                                        2002              2001              2002             2001
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $     5,290       $     1,078     $    (542,300)    $     11,077

  Unrealized gain (loss) on foreign currency
     translation adjustments (a)                         1,508               963             5,309           (7,914)
  Unrealized gain (loss) on derivative
     instruments, net of deferred income taxes             442              (904)            1,369           (1,769)
                                                  -------------     -------------    --------------    -------------
  Total other comprehensive income (loss)                1,950                59             6,678           (9,683)
                                                  -------------     -------------    --------------    -------------
Comprehensive income (loss)                        $     7,240       $     1,137     $    (535,622)    $      1,394
                                                  =============     =============    ==============    =============

(a) The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.


9.   Income Taxes

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


10.   Equity Investment

     The Company has a minority investment in a privately held company that is recorded as a non-current asset, and is included in the line item 'Other Assets, net' on the Condensed Consolidated Balance Sheets. The asset is carried at its original cost plus accrued interest. The investment was originally made in 1996 and the balance at September 30, 2002 was $15.4 million. The process of assessing whether a particular equity investment's net realizable value is less than its carrying cost requires a significant amount of judgment. The Company monitors the investment for impairment by considering, among other things, the investee's cash position, projected cash flows, financing needs, liquidation preference, most recent valuation data (including the duration and extent to which the fair value is less than cost), the current investing environment, competition and the Company's intent and ability to hold the investment.

     Based on the Company's most recent review of the investment, it is possible that a future reduction in the carrying value of the investment may be necessary. Among other concerns, the Company was notified during the third quarter, that this privately held company is trying to raise additional capital, through a recapitalization, at terms which could dilute the value of the Company's investment, should the Company elect not to participate in the recapitalization. Therefore, if the Company does not elect to participate, it is possible that a reduction in the carrying value of this investment, in part or in whole, will be necessary if the recapitalization is completed. Such a reduction would decrease the Company's results of operations for the period in which the determination was made.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MPS Group, Inc. ('MPS' or the 'Company') helps its client companies thrive by delivering a unique mix of consulting, solutions, and staffing services in the disciplines of information technology (IT), finance and accounting, legal, e-Business, human capital automation, engineering, executive search, work force management, and health care. MPS consists of three divisions: the IT services division, operating under the brand Modis; the professional services division; and the e-Business solutions division, operating under the brand Idea Integration.

Effective January 1, 2002, the Company completed its name change from Modis Professional Services, Inc. to MPS Group, Inc. The name change was approved by shareholders at a special meeting held in October 2001.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 142, 'Goodwill and Other Intangibles.' Comparability of results prior to 2002 is affected by the Company's adoption of SFAS 142 as SFAS 142 requires the discontinuance of goodwill amortization. While the Company did not recognize any goodwill amortization for 2002, the Company recorded $9.6 million and $28.9 million of goodwill amortization for the three and nine months ended September 30, 2001, respectively. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of SFAS 142.

Included in the results for the three and nine months ended September 30, 2002, is $5.1 million and $17.3 million, respectively, in revenue from the Company's scientific operating unit which was sold in December 2001. Additionally, the Company acquired a health care staffing business in July 2002 which contributed $4.2 million in revenue for the three months ended September 30, 2002. See Note 2 to the Condensed Consolidated Financial Statements for a discussion of the acquisition. The results from both of these transactions were immaterial to the Company's results.

The following detailed analysis of operations should be read in conjunction with the 2001 Consolidated Financial Statements and related notes included in the Company's Form 10-K filed March 26, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenue. Revenue decreased $79.5 million, or 21.6%, to $289.4 million in the three months ended September 30, 2002, from $368.9 million in the year earlier period. The decrease was attributable primarily to diminished demand for services. This diminished demand has primarily led to a reduction in billable headcount throughout the Company's divisions and, to a lesser extent, a reduction in the Company's bill rates.

For the IT services division, which accounted for 49.6% and 49.8% of the Company's total revenue for the three months ended September 30, 2002 and 2001, respectively, the Company's customers continued to limit spending on IT initiatives due to uncertainties relating to the economy. Revenue in the IT services division decreased $39.9 million, or 21.7%, to $143.7 million in the three months ended September 30, 2002, from $183.6 million in the year earlier period.

Revenue in the professional services division decreased $24.7 million, or 16.4%, to $125.8 million in the three months ended September 30, 2002, from $150.5 million in the year earlier period. This decrease in the division's revenue was primarily attributable to the diminished demand for knowledge worker resources in the services provided by the division, primarily in the United States. Revenue generated in the United Kingdom decreased 7.7% year over year, while revenue generated in the United States decreased 20.7%. Excluding the results of the scientific unit, the professional services division operates primarily through five operating units consisting of accounting and finance, legal, engineering/technical, career management and consulting, and health care which contributed 42.6%, 12.0%, 34.0%, 8.0%, and 3.4% respectively, of the division's revenue by group during the three months ended September 30, 2002, as compared to 42.3%, 13.1%, 34.6%, 10.0%, and 0% respectively, during the year earlier period.

For the e-Business solutions division, weak demand for e-Business consulting services was intensified by the uncertainties relating to the economy. Revenue in the division decreased $14.7 million, or 42.4%, to $20.0 million in the three months ended September 30, 2002, from $34.7 million in the year earlier period.

Gross Profit. Gross profit decreased $22.1 million or 22.6% to $75.9 million in the three months ended September 30, 2002, from $98.0 million in the year earlier period. Gross margin decreased to 26.2% in the three months ended September 30, 2002, from 26.6% in the year earlier period.

The gross margin in the IT services division decreased to 21.4% in the three months ended September 30, 2002, from 22.0% in the year earlier period. The decrease in gross margin in the IT services division is mainly attributable to a decrease in bill rates, which exceeded the related decrease in pay rates of the division's primarily hourly employees, along with a shift in the mix of services provided by the division.

The gross margin in the professional services division decreased to 30.1% in the three months ended September 30, 2002, from 31.9% in the year earlier period. The decrease in gross margin in the professional services division is primarily attributable to the lower level of direct hire and permanent placement fees, which generate a higher margin and, to a lesser extent, a decrease in bill rates in the services provided by the division. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 4.6% of revenue in the three months ended September 30, 2002, from 6.3% in the year earlier period.

The gross margin in the e-Business solutions division increased to 36.3% in the three months ended September 30, 2002, from 27.8% in the year earlier period. This increase was driven by higher utilization of the Company's salaried consultants. This division's business model, unlike the Company's other divisions, uses salaried consultants to meet customer demand. While the Company has significantly reduced billable headcount in this division to reflect lower customer demand, increased use of the remaining billable consultants increases the Company's gross margin.

Operating expenses. Operating expenses decreased $28.4 million or 30.1% to $65.8 million in the three months ended September 30, 2002, from $94.2 million in the year earlier period. During the year earlier period, operating expenses included $9.6 million of goodwill amortization, while the Company did not recognize any goodwill amortization during the current year period as a result of the adoption of SFAS 142 in 2002. The Company's general and administrative ('G&A') expenses decreased $18.7 million or 23.7% to $60.3 million in the three months ended September 30, 2002, from $79.0 million in the year earlier period.

The IT services division's G&A expenses decreased $4.4 million, or 15.0%, to $24.7 million in the three months ended September 30, 2002, from $29.1 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 17.2% in the three months ended September 30, 2002, from 15.9% in the year earlier period. The decrease in the IT services division's G&A expenses is associated with the decrease in revenue for the three months ended September 30, 2002, and cost reduction initiatives implemented within the division throughout 2001 and continuing through 2002.

The professional services division's G&A expenses decreased $6.0 million, or 16.7%, to $29.9 million in the three months ended September 30, 2002, from $35.9 million in the year earlier period. The professional services G&A expenses decreased 14.2% in the three months ended September 30, 2002, from the year earlier period. As a percentage of revenue, the division's G&A expenses decreased slightly to 23.7% in the three months ended September 30, 2002, from 23.8% in the year earlier period. The decrease in the professional services division's G&A expenses is associated with the decrease in revenue for the three months ended September 30, 2002, and cost reduction initiatives implemented within the division beginning in 2001 and continuing through 2002.

The e-Business solutions division's G&A expenses decreased $8.3 million, or 58.9%, to $5.8 million in the three months ended September 30, 2002, from $14.1 million in the year earlier period. As a percentage of revenue, the division's G&A expenses decreased to 28.9% in the three months ended September 30, 2002, from 40.5% in the year earlier period. The decrease in the e-Business solutions division's G&A expenses was primarily related to reductions in its work force that started in early 2001 and has continued through 2002.

Income from operations. Income from operations increased $6.3 million, or 161.5%, to $10.2 million in the three months ended September 30, 2002, from $3.9 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income from operations decreased 24.4% in the three months ended September 30, 2002, from the year earlier period. Income from operations for the IT services division remained constant at $3.7 million for both the three months ended September 30, 2002, and 2001. Excluding goodwill amortization in the year earlier period, income from operations for the IT services division decreased 56.5% in the three months ended September 30, 2002, from the year earlier period. Income from operations for the professional services division decreased $1.5 million, or 19.7%, to $6.1 million in the three months ended September 30, 2002, from $7.6 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income from operations for the professional services division decreased 42.5% in the three months ended September 30, 2002, from the year earlier period. Income from operations for the e-Business solutions division increased $7.6 million, to $0.4 million in the three months ended September 30, 2002, from a $7.5 million loss in the year earlier period. Excluding goodwill amortization in the year earlier period, income from operations for the e-Business solutions division increased to $0.4 million in the three months ended September 30, 2002, from a $5.6 million loss in the year earlier period. For the Company as a whole, income from operations as a percentage of revenue increased to 3.5% in the three months ended September 30, 2002, from 1.0% in the year earlier period. Excluding goodwill amortization in the year earlier period, for the Company as a whole, income from operations as a percentage of revenue decreased to 3.5% in the three months ended September 30, 2002, from 3.7% in the year earlier period.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facility and notes issued in connection with acquisitions, net of interest income related to investment income from certain investments owned by the Company and cash and cash equivalents on hand. Interest expense decreased $0.5 million, or 22.7%, to $1.7 million in the three months ended September 30, 2002, from $2.2 million in the year earlier period. The decrease in interest expense is related to the lower level of borrowings under the Company's credit facility during the third quarter of 2002. Interest expense was offset by $0.5 million of interest and other income in the three months ended September 30, 2002, as compared to $0.3 million in the year earlier period.

Income taxes. The Company's effective tax rate decreased to 41.0% in the three months ended September 30, 2002, as compared to 45.0% in the year earlier period, due to the discontinuance of goodwill amortization required by SFAS 142. In the year earlier period, non-deductible goodwill amortization on certain acquisitions had an increased effect on the Company's effective tax rate.

Income before cumulative effect of accounting change. As a result of the foregoing, income before cumulative effect of accounting change increased $4.2 million, or 381.8%, to $5.2 million in the three months ended September 30, 2002, from $1.1 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income before cumulative effect of accounting change decreased 32.9% in the three months ended September 30, 2002, from the year earlier period. Income before cumulative effect of accounting change as a percentage of revenue increased to 1.8% in the three months ended September 30, 2002, from 0.3% in the year earlier period. Excluding goodwill amortization in the year earlier period, income before cumulative effect of accounting change as a percentage of revenue decreased to 1.8% in the three months ended September 30, 2002, from 2.1% in the year earlier period.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenue. Revenue decreased $348.4 million, or 28.5%, to $874.5 million in the nine months ended September 30, 2002, from $1,222.9 million in the year earlier period. The decrease was attributable primarily to diminished demand for services. This diminished demand has primarily led to a reduction in billable headcount throughout the Company's divisions and, to a lesser extent, a reduction in the Company's bill rates.

For the IT services division, which accounted for 50.4% and 49.5% of the Company's total revenue for the nine months ended September 30, 2002 and 2001, respectively, the Company's customers continued to limit spending on IT initiatives due to uncertainties relating to the economy. Revenue in the IT services division decreased $165.5 million, or 27.3%, to $440.4 million in the nine months ended September 30, 2002, from $605.9 million in the year earlier period.

Revenue in the professional services division decreased $108.7 million, or 22.7%, to $370.3 million in the nine months ended September 30, 2002, from $479.0 million in the year earlier period. This decrease in the division's revenue was primarily attributable to the diminished demand for knowledge worker resources in the services provided by the division, primarily in the United States. Revenue generated in the United Kingdom decreased 10.8% year over year, while revenue generated in the United States decreased 28.1%. Excluding the results of the scientific unit, the professional services division operates primarily through five operating units consisting of accounting and finance, legal, engineering/technical, career management and consulting, and health care, which contributed 43.0%, 11.6%, 35.0%, 9.2%, and 1.2%, respectively, of the division's revenue by group during the nine months ended September 30, 2002, as compared to 42.1%, 12.9%, 35.6%, 9.4%, and 0%, respectively, during the year earlier period.

For the e-Business solutions division, weak demand for e-Business consulting services was intensified by the uncertainties relating to the economy. Revenue in the division decreased $74.1 million, or 53.7%, to $63.9 million in the nine months ended September 30, 2002, from $138.0 million in the year earlier period.

Gross Profit. Gross profit decreased $110.3 million or 32.7% to $226.7 million in the nine months ended September 30, 2002, from $337.0 million in the year earlier period. Gross margin decreased to 25.9% in the nine months ended September 30, 2002, from 27.6% in the year earlier period.

The gross margin in the IT services division decreased to 21.1% in the nine months ended September 30, 2002, from 22.1% in the year earlier period. The decrease in gross margin in the IT services division is mainly attributable to a decrease in bill rates, which exceeded the related decrease in pay rates of the division's primarily hourly employees, along with a shift in the mix of services provided by the division.

The gross margin in the professional services division decreased to 30.4% in the nine months ended September 30, 2002, from 32.8% in the year earlier period. The decrease in gross margin in the professional services division is primarily attributable to a decrease in bill rates in the services provided by the division and, to a lesser extent, the lower level of direct hire and permanent placement fees, which generate a higher margin. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 5.3% of revenue in the nine months ended September 30, 2002, from 6.7% in the year earlier period.

The gross margin in the e-Business solutions division decreased to 33.1% in the nine months ended September 30, 2002, from 33.7% in the year earlier period. This decrease was driven by lower utilization of the Company's salaried consultants. This division's business model, unlike the Company's other divisions, uses salaried consultants to meet customer demand. While the Company has significantly reduced billable headcount in this division to reflect lower customer demand, decreased use of the remaining billable consultants decreases the Company's gross margin.

Operating expenses. Operating expenses decreased $105.8 million or 34.2% to $203.8 million in the nine months ended September 30, 2002, from $309.6 million in the year earlier period. During the year earlier period, operating expenses included $28.9 million of goodwill amortization, while the Company did not recognize any goodwill amortization during the current year period as a result of the adoption of SFAS 142 in 2002. The Company's general and administrative ('G&A') expenses decreased $76.0 million or 28.7% to $188.4 million in the nine months ended September 30, 2002, from $264.4 million in the year earlier period.

The IT services division's G&A expenses decreased $18.0 million, or 18.9%, to $77.2 million in the nine months ended September 30, 2002, from $95.2 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 17.5% in the nine months ended September 30, 2002, from 15.7% in the year earlier period. The decrease in the IT services division's G&A expenses is associated with the decrease in revenue for the nine months ended September 30, 2002, and cost reduction initiatives implemented within the division throughout 2001 and continuing through 2002.

The professional services division's G&A expenses decreased $20.3 million, or 18.5%, to $89.5 million in the nine months ended September 30, 2002, from $109.8 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 24.2% in the nine months ended September 30, 2002, from 22.9% in the year earlier period. The decrease in the professional services division's G&A expenses is associated with the decrease in revenue for the nine months ended September 30, 2002, and cost reduction initiatives implemented within the division beginning in 2001 and continuing through 2002.

The e-Business solutions division's G&A expenses decreased $37.8 million, or 63.5%, to $21.7 million in the nine months ended September 30, 2002, from $59.5 million in the year earlier period. As a percentage of revenue, the division's G&A expenses decreased to 33.9% in the nine months ended September 30, 2002, from 43.1% in the year earlier period. The decrease in the e-Business solutions division's G&A expenses was primarily related to reductions in its work force that started in early 2001 and has continued through 2002.

Income from operations. Income from operations decreased $4.5 million, or 16.4%, to $22.9 million in the nine months ended September 30, 2002, from $27.4 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income from operations decreased 59.3% in the nine months ended September 30, 2002, from the year earlier period. Income from operations for the IT services division decreased $7.0 million, or 44.9%, to $8.6 million in the nine months ended September 30, 2002, from $15.6 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income from operations for the IT services division decreased 71.5% in the nine months ended September 30, 2002, from the year earlier period. Income from operations for the professional services division decreased $15.6 million, or 46.2%, to $18.2 million in the nine months ended September 30, 2002, from $33.8 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income from operations for the professional services division decreased 57.2% in the nine months ended September 30, 2002, from the year earlier period. Loss from operations for the e-Business solutions division decreased $18.1 million, to a $3.9 million loss in the nine months ended September 30, 2002, from a $22.0 million loss in the year earlier period. Excluding goodwill amortization in the year earlier period, loss from operations for the e-Business solutions division decreased to a $3.9 million loss in the nine months ended September 30, 2002, from a $16.4 million loss in the year earlier period. For the Company as a whole, income from operations as a percentage of revenue increased to 2.6% in the nine months ended September 30, 2002, from 2.2% in the year earlier period. Excluding goodwill amortization in the year earlier period, for the Company as a whole, income from operations as a percentage of revenue decreased to 2.6% in the nine months ended September 30, 2002, from 4.6% in the year earlier period.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facility and notes issued in connection with acquisitions, net of interest income related to investment income from certain investments owned by the Company and cash and cash equivalents on hand. Interest expense decreased $3.5 million, or 41.7%, to $4.9 million in the nine months ended September 30, 2002, from $8.4 million in the year earlier period. The decrease in interest expense is related to the lower level of borrowings under the Company's credit facility during 2002. Interest expense was offset by $1.1 million of interest and other income in the nine months ended September 30, 2002, as compared to $1.2 million in the year earlier period.

Income taxes. The Company's effective tax rate decreased to 40.5% in the nine months ended September 30, 2002, as compared to 44.9% in the year earlier period, due to the discontinuance of goodwill amortization required by SFAS 142. In the year earlier period, non-deductible goodwill amortization on certain acquisitions had an increased effect on the Company's effective tax rate.

Income before cumulative effect of accounting change. As a result of the foregoing, income before cumulative effect of accounting change increased $0.3 million, or 2.7%, to $11.4 million in the nine months ended September 30, 2002, from $11.1 million in the year earlier period. Excluding goodwill amortization in the year earlier period, income before cumulative effect of accounting change decreased 63.7% in the nine months ended September 30, 2002, from the year earlier period. Income before cumulative effect of accounting change as a percentage of revenue increased to 1.3% in the nine months ended September 30, 2002, from 0.9% in the year earlier period. Excluding goodwill amortization in the year earlier period, income before cumulative effect of accounting change as a percentage of revenue decreased to 1.3% in the nine months ended September 30, 2002, from 2.6% in the year earlier period.

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

The Company had working capital of $195.6 million and $204.7 million as of September 30, 2002 and December 31, 2001, respectively. The Company had cash and cash equivalents of $51.8 million and $49.2 million as of September 30, 2002 and December 31, 2001, respectively.

For the nine months ended September 30, 2002 and 2001, the Company generated $72.6 million and $113.0 million of cash flow from operations, respectively. The reduction in cash flow from operations is primarily due to a reduced level of earnings in the current year combined with a decrease in the cash provided by changes in accounts receivable. In the prior year, the Company experienced an increase in receivables collection as the main elements of the Company's back office integration and consolidation efforts were being completed. In addition, adding to the cash flow from operations for the current year was a tax refund received in the third quarter of $17.4 million stemming from the Job Creation and Workers Assistance Act of 2002.

For the nine months ended September 30, 2002, the Company used $10.2 million of cash for investing activities. $6.7 million, net of cash acquired, was used to acquire a health care staffing business in July 2002, and $3.5 million was used for capital expenditures. For the nine months ended September 30, 2001, the Company used $17.6 million of cash for investing activities, of which $13.8 million was used for capital expenditures and $3.8 million for earn-out payments.

For the nine months ended September 30, 2002, the Company used $60.3 million of cash for financing activities, of which $76.4 million was used for repayments on the Company's credit facility and $16.3 million was generated from stock option exercises. For the nine months ended September 30, 2001, the Company used $75.2 million of cash for financing activities. This amount primarily represented repayments on the Company's credit facility and on notes issued in connection with the acquisition of certain companies. These repayments were mainly funded from cash flow from operations.

The Company's Board of Directors has authorized the repurchase of up to $65.0 million of the Company's common stock. The Company began to utilize this authorization in the third quarter of 2002. As of October 31, 2002, 290,400 shares have been repurchased under this authorization.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the remainder of 2002, will be approximately $2.0 million.

The Company believes that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Indebtedness of the Company

The Company has a $200 million revolving credit facility which is syndicated to a group of 13 banks with Bank of America as the principal agent. This facility expires on October 27, 2003. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by the material subsidiaries of the Company. In addition, approval of an individual acquisition is required by the majority of the lenders if cash consideration for the acquisition would exceed 10% of consolidated stockholders' equity of the Company. In August 2002, the Company reduced the notional amount of the facility from $350 million to $200 million to more closely align the Company's facility with its anticipated capital needs.

As of October 31, 2002, the Company had a balance of $25.0 million outstanding under the credit facility. The Company also had outstanding letters of credit in the amount of $2.4 million.

In February 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. The actual interest rate on the credit facility is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement was approved by the Board of Directors and expires January 2, 2003. As of October 31, 2002, this swap agreement had a total notional amount of $25.0 million and an underlying rate of 5.185%.


SEASONALITY

The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' demand for services provided by the Company's divisions. Demand for business services is typically lower during the first quarter until customers' operating budgets are finalized and the profitability of the Company's consultants is generally lower in the fourth quarter due to fewer billing days because of the higher number of holidays and vacation days.

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

The Company's debt obligations totaled $25.4 million as of September 30, 2002.

In February 2001, the Company entered into an interest rate swap agreement to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. The actual interest rate on the credit facility is equal to this base rate plus an additional spread, determined by the Company's financial performance. This agreement was approved by the Board of Directors and expires January 2, 2003. As of September 30, 2002, this swap agreement had a total notional amount of $25.0 million and an underlying rate of 5.185%. Hedging interest rate exposure through the use of swaps is specifically intended to manage risk in keeping with management policy. The Company does not utilize derivatives for speculative purposes.

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

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 32% of its consolidated revenues for the nine months ended September 30, 2002 from international operations, approximately 97% of which were from the United Kingdom. The exchange rate has increased approximately 8% in the nine months ended September 30, 2002, from
1.45 at December 31, 2001 to 1.57 at September 30, 2002. The Company prepared sensitivity analyses to determine the adverse impact of hypothetical changes in the British pound sterling, relative to the U.S. Dollar, on the Company's results of operations and cash flows. However, the analysis did not include the potential impact on sales levels resulting from a change in the British pound sterling. An additional 10% adverse movement in the exchange rate would have had an immaterial impact on the Company's cash flows and financial position for 2002. While fluctuations in the British pound sterling have not historically had a material impact on the Company's results of operations, the lower level of earnings resulting from a decrease in demand for the services provided by the Company's domestic operations have increased the impact of exchange rate fluctuations. As of September 30, 2002, the Company did not hold and has not previously entered into any foreign currency derivative instruments.

FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

Effect of Fluctuations in the General Economy

Our results are affected by the level of business activity of our customers, which is driven by the level of economic activity in the industries and markets they serve. The current economic downturn has significantly hurt our results of operations. If the current significant economic downturn persists, it will continue its material adverse effect on our results of operations. Further deterioration in the global economic or political conditions could increase these effects.

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

Bank Facility

The Company's credit facility requires that specified financial ratios be maintained. The Company's ability to meet these financial ratios can be affected by events beyond its control. Failure to meet those financial ratios could allow its lenders to terminate the credit facility and to declare all amounts outstanding under those facilities to be immediately due and payable. Further, the current facility expires October 2003. The Company may not be able to obtain a replacement credit facility on terms and conditions or at interest rates as favorable as those in current agreements.

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

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on their evaluation, the Chief Executive officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

              10.12(b) Restricted Stock Agreement with Timothy D. Payne.

              10.14(a) Restricted Stock Agreement with Robert P. Crouch.

         B. Reports on Form 8-K

               A report on Form 8-K dated November 14, 2002 was filed by the Company in November 2002. The report was filed under Item 9, Regulation FD Disclosure.

SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                             Date


/s/ Timothy D. Payne             President, Chief              November 14, 2002
Timothy D. Payne                 Executive Officer and
                                 Director


/s/ Robert P. Crouch             Senior Vice President,        November 14, 2002
Robert P. Crouch                 Treasurer, and Chief
                                 Financial Officer

                                  CERTIFICATION

I, Timothy D. Payne, President and Chief Executive Officer of MPS Group, Inc., certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of MPS Group, Inc.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   November 14, 2002



/s/ Timothy D. Payne
-------------------------------------
Timothy D. Payne
President and Chief Executive Officer

                                  CERTIFICATION

I, Robert P. Crouch, Senior Vice President and Chief Financial Officer of MPS Group, Inc., certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of MPS Group, Inc.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   November 14, 2002



/s/ Robert P. Crouch
-------------------------------------
Robert P. Crouch
Senior Vice President and
Chief Financial Officer