Form 10-K
period 2002-12-31
MPS GROUP INC
filed 2003-03-31
CIK 924646

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  X  No
    ---    ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on, June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $861,464,571.

     As of March 12, 2003 the number of shares outstanding of the Registrant's common stock was 102,541,491.

     DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of shareholders are incorporated by reference in Part III.

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

                                     PART I

ITEM 1. BUSINESS

                                  Introduction

MPS Group, Inc. ('MPS' or the 'Company') is a leading global provider of business services with over 180 offices throughout the United States, Canada, the United Kingdom, and continental Europe. MPS delivers a mix of consulting, solutions, and staffing services in the following disciplines and through the following brands:

  Discipline                            Brand(s)

  Information Technology (IT) Services  Modis
  Accounting and Finance                Badenoch & Clark, Accounting Principals
  Legal                                 Special Counsel
  Engineering                           Entegee
  IT Solutions                          Idea Integration
  Workforce Management                  Manchester
  Executive Search                      Diversified Search
  Human Capital Automation              Beeline
  Health Care                           Soliant Health


MPS operates these brands under three divisions: the IT services division; the professional services division; and the IT solutions division. The Company generated revenue of $1.15 billion in 2002, of which 67% was generated in the United States. The remainder was generated internationally, primarily in the United Kingdom. Note 16 to the Company's Consolidated Financial Statements provides segment and geographic information for the three years ending December 31, 2002.

In the beginning of 2002, the Company completed its name change from Modis Professional Services, Inc. to MPS Group, Inc., to further position MPS as a specialist provider of business services.

MPS is a Fortune 1000 company listed on the New York Stock Exchange ('NYSE') under the ticker symbol 'MPS'. The Company's Internet address is www.mpsgroup.com and its principal executive offices are located at 1 Independent Drive, Jacksonville, Florida 32202 (telephone: 904-360-2000). The Company makes available through its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information contained on our website, or on other websites linked to our website, is not part of this document.


                                   Operations

IT Services division

The IT services division includes the Modis and Beeline units. The division represented approximately 50% of MPS's revenue and 41% of its gross profit for 2002. Approximately 65% of the division's revenue was generated in the United States, with the remainder generated internationally, primarily in the United Kingdom.

Modis provides IT resource management (ITRM) solutions to over 2,000 clients in a wide variety of industries through its network of more than 65 offices in the United States, United Kingdom, Canada and continental Europe. ITRM is the deployment of skilled consultants in IT specialties for clients who look to obtain an optimal mix of internal staff, outside consulting resources, and project outsourcing. The extent of the Company's deployment of skilled consultants is driven by client companies' IT goals, budgets and project levels.

The value-added solutions falling under the umbrella of ITRM include IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support in the areas of application development, systems integration, and enterprise application integration.

Modis has a variable cost business model whereby revenue and cost of revenue are primarily generated on a time-and-materials basis. The majority of the billable consultants are compensated on an hourly basis only for the hours which are billed its client. Less than 1% of the Modis' revenue in 2002 was generated from permanent placement fees. Permanent placement fees are generated when a client directly hires a skilled consultant.

Beeline provides a Web-based and on-site human capital management automation software solution. Beeline offers clients the ability to streamline the creation, distribution, and tracking of position requirements for both full-time hiring and the contingent worker procurement process, as well as, the interaction between clients and their suppliers. Beeline has operations in both the United States and the United Kingdom. Certain of Beeline's corporate customers include Merrill Lynch, Pierce, Fenner & Smith, Mitchell International, Trans Union, CSX Technology, JPMorgan Chase, BMW Manufacturing, and DHL Worldwide Express.

Beeline maintains a full-time staff to support its operations and seeks to collect a service charge that is based upon the usage of this service. During 2002, minimal service charges were collected as Beeline was focused on completing its releases and implementing its service at its customers. Additionally, uncertainties relating to the economy diminished the overall spending levels for Beeline's customers. To implement its service, Beeline incurs considerable start up costs and time. Subsequent to implementation, minimal cost and resources are required for the usage of Beeline's services.


Professional Services division

The professional services division represented approximately 43% of MPS's revenue and 50% of its gross profit for 2002. Approximately 64% of the division's revenue was generated in the United States with the remainder generated in the United Kingdom.

The professional services division provides professional business staffing and solutions to a wide variety of clients, through its network of more than 100 offices in the United States and the United Kingdom. The division provides expertise in a wide variety of disciplines operating through the Badenoch & Clark, Accounting Principals, Special Counsel, Entegee, Manchester, Diversified Search and Soliant Health brands.

Business staffing solutions are provided for varying periods of time to companies or other organizations (including government agencies) that have a need for such personnel, but are unable to, or choose not to, engage certain personnel as their own employees. Examples of client needs for staffing solutions include the need for specialized or highly-skilled personnel for the completion of a specific project or subproject, substitution for regular employees during vacation or sick leave, and staffing of high turnover positions or seasonal peaks.

The division has a variable cost business model whereby revenue and cost of revenue are primarily generated on a time-and-materials basis. The majority of the billable consultants are compensated on an hourly basis only for the hours which are billed its client. Approximately 5% of the division's revenue in 2002 was generated from permanent placement fees.

In July 2002, the Company acquired Elite Medical, Inc., a health care staffing business. The Company entered the health care staffing space because it believes there are favorable long-term market trends in healthcare - in particular with respect to the imbalance in supply and demand for healthcare professionals. MPS subsequently re-branded this business as Soliant Health. Consideration included $7.0 million cash at closing, 1.1 million shares of MPS Common Stock valued at $8.7 million, and the entitlement of additional consideration of up to $1.0 million worth of MPS Common Stock. Revenue generated from Soliant Health, since acquisition, was $9.1 million in 2002.

In December 2001, the Company sold the assets of its scientific operating unit, which operated under the brand of Scientific Staffing, to Kforce, Inc. for consideration including $3.5 million in cash and the assets of Kforce, Inc.'s legal operating unit. Revenue generated from the scientific operating unit was $21 million in 2001.


IT Solutions division

The IT solutions division is comprised solely of Idea Integration ('Idea'). The division represented approximately 7% of MPS's revenue and 9% of its gross profit for 2002. All of the division's revenue was generated in the United States.

Idea provides systems integration solutions to a wide variety of clients through a combination of local, regional, and national practice groups located in nine markets in the United States. Idea specializes in application development and business information management, enterprise integration, business intelligence, and Web-design and development. Idea integrates the Internet into all aspects of its clients' businesses and is able to deliver these solutions as a result of extensive expertise in key industries, propriety software development and implementation methodologies known as Idea RoadMap (R), and a multi-level service delivery model.

Idea has a fixed cost business model utilizing salaried consultants to deliver solutions primarily under time-and-materials contracts and to a lesser extent under fixed-fee contracts.


                                   Competition

The ability of MPS to compete successfully for clients depends on its reputation, pricing and quality of service provided, its understanding of clients' specific job requirements, and the ability to provide qualified personnel in a timely manner. Certain of the Company's contracts are awarded on the basis of competitive proposals which can be periodically re-bid by the client. While MPS's divisions have been successful in obtaining both short and long-term contracts in the past, there can be no assurance that existing contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company.

The principal competitors of the IT services division include Keane, Inc., Computer Horizons Corp., Comsys Information Technology Services, Inc., CIBER, Inc., and the IT division of Adecco SA.

The principal competitors of the professional services division include Robert Half International Inc., Resources Connection, Inc., Right Management Consultants Inc., the legal division of Kelly Services, Inc., Adecco SA, and CDI Corporation.

The principal competitors of the IT solutions division include Sapient Corporation, Cognizant Technology Solutions Corporation, Answerthink, Inc., Accenture Ltd., Cap Gemini Ernst & Young, and to an extent, the consulting division of IBM. In addition, in seeking engagements the division often competes against the internal management information services and IT departments of clients and potential clients.


                                 Growth Strategy

The Company's growth strategy is focused on increasing overall revenue and gross profits primarily through our core services offerings relating to IT services, professional services and IT solutions and, to a lesser extent, expansion into new specialties. The Company looks to achieve this focus primarily through internal growth and to a lesser extent acquisitions. The decision of growing internally as opposed to an acquisition will be based on the perceived length of time to penetrate a market compared to its cost, as well as analyzing the potential return on invested capital for a potential acquisition. Additionally, the Company is positioning itself for the turn in the economy through the consolidation of back office activities and the continued development of its strategic management systems.

The key elements of the Company's internal growth strategy include increasing penetration of existing markets and customer segments, expanding current specialties into new and contiguous geographic markets, concentrating on skill areas that value high levels of service, and identifying and adding new practice areas. As one of the largest global providers of business services, the Company looks to expand on this market footprint. Further, the Company can strengthen its relationships with clients, consultants and employees by enhancing the knowledge and skills of its consultants and employees. While the Company looks to strengthen its relationships with clients, it does not look to concentrate on any one specific client. For example, there were no customers to which sales represented over 5% of the Company's consolidated revenue for 2002.


                                    Employees

On March 12, 2003, the Company employed approximately 11,000 consultants and approximately 2,000 corporate employees on a full-time equivalent basis. Approximately 300 of the employees work at corporate headquarters.

As described below, in most jurisdictions, the Company, as the employer of the consultants or as otherwise required by applicable law, is responsible for employment administration. This administration includes collection of withholding taxes, employer contributions for social security or its equivalent outside the United States, unemployment tax, workers' compensation and fidelity and liability insurance, and other governmental requirements imposed on employers. Full-time employees are covered by life and disability insurance and receive health insurance and other benefits.


                             Government Regulations

Outside of the United States and Canada, the staffing services industry is closely regulated. These regulations differ among countries but generally may regulate: (i) the relationship between the Company and its temporary employees;
(ii) registration,  licensing,  record keeping, and reporting requirements;  and
(iii) types of operations permitted. Regulation within the United States and Canada does not materially impact the Company's operations.

In many countries, including the United States and the United Kingdom, staffing services firms are considered the legal employers of these consultants. Therefore, laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination, and workers' compensation, govern the Company. In other countries, staffing services firms, while not the direct legal employer of the consultant, are still responsible for collecting taxes and social security deductions and transmitting such amounts to the taxing authorities.


                              Intellectual Property

The Company seeks to protect its intellectual property through copyright, trade secret and trademark law and through contractual non-disclosure restrictions. The Company's services often involve the development of work and materials for specific client engagements, the ownership of which is frequently assigned to the client. The Company does at times, and when appropriate, negotiate to retain the ownership or continued use of development tools or know how created or generated by the Company in the delivery of its services, which the Company may license to clients for certain purposes.


                                   Seasonality

The Company's quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for the Company's services has historically been lower during the calendar year-end, as a result of holidays, through February of the following year, as the Company's customers approve annual budgets. Extreme weather conditions may also affect demand in the early part of the year as certain of the Company's client bases are located in geographic areas subject to extreme weather.


ITEM 2. PROPERTIES

The Company owns no material real property. It leases its corporate headquarters, as well as almost all of its branch offices. The branch office leases generally run for three to five-year terms. The Company believes that its facilities are generally adequate for its needs and does not anticipate difficulty replacing such facilities or locating additional facilities, if needed. For additional information on lease commitments, see Note 6 to the Company's Consolidated Financial Statements. In the fourth quarter of 2002, the Company recorded a $9.7 million charge for exit costs associated with the abandonment of excess real estate obligations for certain vacant office space. See Note 17 of the Company's Consolidated Financial Statements for further information on this charge.


ITEM 3. LEGAL PROCEEDINGS

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on the New York Stock Exchange (NYSE symbol
- MPS). The following table sets forth the high and low prices of MPS's Common Stock, as reported by the NYSE, during the two years ended December 31, 2002:

                                                             2002                                 2001
                                                  -----------------------------      ------------------------------
                                                   High                 Low               High                 Low
                                                  -----------------------------      ------------------------------
Period:
         First Quarter.....................       $ 8.94              $ 6.45             $ 6.72              $ 3.88

         Second Quarter....................         9.80                7.00               6.97                3.70

         Third Quarter.....................         8.25                4.35               7.00                3.70

         Fourth Quarter....................         6.65                4.35               8.20                3.80

See the factors set forth below in 'FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION' under 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,' for factors that may impact the price of the Company's Common Stock. Fluctuations and volatility in the financial and equity markets, in general, and in the Company's industry sector, in particular, affect the price of the Company's Common Stock.

As of March 12, 2003, there were approximately 902 holders of record of the Company's Common Stock.

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

The Company's Board of Directors has authorized the repurchase of up to $65.0 million of the Company's Common Stock. The Company began to utilize this authorization in the third quarter of 2002. As of March 12, 2003, 997,400 shares at a cost of $5.0 million have been repurchased under this authorization.

In July 2002, the Company acquired Elite Medical, Inc., a health care staffing business. Consideration included an initial cash payment of $7.0 million, 1.1 million shares of MPS Common Stock valued at $8.7 million, and the entitlement of additional consideration of up to $1.0 million worth of MPS Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
                                                                         Years Ended
                                       ------------------------------------------------------------------------------------
                                                  Dec. 31,        Dec. 31,        Dec. 31,       Dec. 31,       Dec. 31,
(in thousands, except per share amounts)           2002            2001            2000           1999           1998 (2)
- -------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations data:
Revenue                                        $  1,154,970    $  1,548,489      $1,827,686   $  1,941,649    $ 1,702,113
Cost of revenue                                     853,184       1,127,444       1,296,834      1,415,901      1,234,537
                                       ------------------------------------------------------------------------------------
Gross profit                                        301,786         421,045         530,852        525,748        467,576
Operating expenses                                  269,976         358,301         403,179        332,320        275,524
Amortization of goodwill (1)                              -          38,398          37,029         31,466         26,132
Impairment of investment                             16,165               -               -              -              -
Exit costs (recapture)                                9,699               -            (753)        (3,250)        24,823
SFAS No. 121 goodwill impairment charge                   -               -               -              -          9,936
Asset write-down related to sale of
  discontinued operations                                 -               -          13,122         25,000              -
                                       ------------------------------------------------------------------------------------
Operating income from continuing
   operations                                         5,946          24,346          78,275        140,212        131,161
Other expense, net                                    3,947           9,199          21,621          7,794         13,975
                                        ------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                                1,999          15,147          56,654        132,418        117,186
Provision (benefit) for income taxes                 14,591           6,804         (63,099)        50,283         48,326
                                       ------------------------------------------------------------------------------------
Income (loss) from continuing
    operations                                      (12,592)          8,343         119,753         82,135         68,860
Discontinued operations:
Income from discontinued operations,
   net of income taxes                                    -               -               -              -         30,020
Gain on sale of discontinued operations,
   net of income taxes                                    -               -               -         14,955        230,561
                                       ------------------------------------------------------------------------------------
Income (loss) before extraordinary loss
   and cumulative effect of accounting
   change                                           (12,592)          8,343         119,753         97,090        329,441
Extraordinary loss on early
   extinguishment of debt, net of
   income tax benefit                                     -               -               -              -         (5,610)
Cumulative effect of accounting change,
   net of income tax benefit (1)                   (553,712)              -               -              -              -
                                       ------------------------------------------------------------------------------------
Net income (loss)                              $   (566,304)   $      8,343      $  119,753   $     97,090     $  323,831
                                       ====================================================================================
Basic income (loss) per common share:
   From continuing operations                  $      (0.12)   $       0.09      $     1.24   $       0.85     $     0.63
                                       ====================================================================================
   From discontinued operations                $          -    $          -      $        -   $          -     $     0.28
                                       ====================================================================================
   From gain on sale                           $          -    $          -      $        -   $       0.16     $     2.12
                                       ====================================================================================
   From extraordinary item                     $          -    $          -      $        -   $          -     $    (0.05)
                                       ====================================================================================
   From accounting change                      $      (5.49)   $          -      $        -   $          -     $        -
                                       ====================================================================================
Basic income (loss) per common share           $      (5.62)   $       0.09      $     1.24   $       1.01     $     2.98
                                       ====================================================================================
Diluted income (loss) per common share:
   From continuing operations                  $      (0.12)   $       0.08      $     1.23   $       0.85      $    0.61
                                       ====================================================================================
   From discontinued operations                $          -    $          -      $        -   $          -     $     0.26
                                       ====================================================================================
   From gain on sale                           $          -    $          -      $        -   $       0.15     $     1.97
                                       ====================================================================================
   From extraordinary item                     $          -    $          -      $        -   $          -     $    (0.05)
                                       ====================================================================================
   From accounting change                      $      (5.49)   $          -      $        -   $          -     $        -
                                       ====================================================================================
Diluted income (loss) per common share         $      (5.62)   $       0.08      $     1.23   $       1.00     $     2.79
                                       ====================================================================================

Basic average common shares
   outstanding                                      100,833           97,868         96,675         96,268        108,518
                                       ====================================================================================
Diluted average common shares
   outstanding                                      100,833           98,178         97,539         97,110        116,882
                                       ====================================================================================


                                                                         December 31,
                                       ------------------------------------------------------------------------------------
(in thousands)                                      2002             2001           2000           1999           1998
---------------------------------------------------------------------------------------------------------------------------

Consolidated Balance Sheet data:
Working capital                                $     171,931     $    204,722   $  248,388     $    247,111   $    16,138
Total assets                                         897,983        1,543,622    1,653,560        1,596,395     1,571,881
Long term debt                                             -          101,000      194,000          238,615        15,525
Stockholders' equity                                 781,559        1,310,811    1,303,218        1,182,515     1,070,110


(1) Cumulative effect of accounting change relates to the Company's adoption of Statement of Financial Accounting Standards ('SFAS') No. 142 'Goodwill and Other Intangible Assets,' effective January 1, 2002. SFAS No. 142 discontinued the periodic amortization of goodwill.

(2) Diluted average common shares outstanding have been computed using the treasury stock method and the as-if converted method for convertible securities which includes dilutive common stock equivalents as if outstanding during the respective periods.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


The following detailed analysis of operations should be read in conjunction with the 2002 Financial Statements and related notes included elsewhere in this Form 10-K.

MPS is a leading global provider of business services with over 180 offices throughout the United States, Canada, the United Kingdom, and continental Europe. MPS delivers a mix of consulting, solutions, and staffing services in the disciplines such as IT services, finance and accounting, legal, engineering, IT solutions, workforce management, executive search, human capital automation, and health care.

Demand for the Company's services along with the overall markets in which it operates has declined significantly since the second half of 2000. As a result of this diminished demand, revenue generated in 2002 decreased 25% from 2001 and 37% from 2000. Excluding charges of $25.9 million in 2002 and goodwill amortization of $38.4 million in 2001, operating income decreased to $31.8 million in 2002 from $62.7 million in 2001. As a result of the diminished demand, the Company implemented cost reduction initiatives in 2001 and 2002 to lessen the effect of the reduced revenues on its level of income. These initiatives included: significantly reducing the Company's salaried workforce; realigning compensation levels for the Company's employees; closing certain unprofitable offices; consolidating or abandoning certain excess office space; and exiting certain non-strategic markets.

Also during 2001 and 2002, management focused its attention on the Company's financial position. The Company instituted measures to improve its financial position by paying down debt and improving cash flow. Borrowings outstanding under the Company's credit facility decreased to zero at December 31, 2002 from $101 million at December 31, 2001 while cash and cash equivalents increased to $66.9 million from $49.2 million during this same period.

However, the economic outlook remains uncertain, and as long as this uncertainty remains, management believes that the demand for the Company's services will remain sluggish. Therefore, management cannot predict when the demand for the Company's services will significantly improve. When the market does improve, management cannot predict, whether and to what extent, the demand for the Company's services will improve. While the Company has taken actions to reduce costs and to convert its cost base to a more variable structure, any further declines in revenue will result in diminished profitability.


                       2002 COMPARED TO 2001

Consolidated Results

Revenue. Revenue decreased $393.5 million, or 25.4%, to $1,155.0 million in 2002 from $1,548.5 million in 2001. The decrease was attributable to diminished demand for the Company's services. For example, the Company's customers continued to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Approximately 33% of the Company's 2002 revenue was generated internationally, primarily in the United Kingdom. The Company's revenue is therefore subject to changes in foreign currency exchange rates. The weakening of the U.S. dollar in 2002 had a slight impact on revenue, as revenue, on a constant currency basis decreased 26.4%, as compared to the decrease of 25.4% above. Constant currency removes the impact on revenue from changes in exchange rates between the U.S. dollar and the functional currencies of its foreign subsidiaries.

Included in the results for 2001 was $20.7 million in revenue from the Company's scientific operating unit which was sold in December 2001. Additionally, the Company acquired a health care staffing business in July 2002 which contributed $9.1 million in revenue for 2002. See Note 3 to the Company's Consolidated Financial Statements for a discussion of the acquisition.

Gross profit. Gross profit decreased $119.2 million, or 28.3%, to $301.8 million in 2002 from $421.0 million in 2001. Gross margin decreased to 26.1% in 2002, from 27.2% in 2001. The lower margin is due primarily to changes in business mix, pricing pressures, and a decrease in direct hire and permanent placement fees, which generate a higher margin.

Operating expenses. Total operating expenses decreased $100.9 million, or 25.4%, to $295.8 million in 2002, from $396.7 million in 2001. There are two items which should be separately identified to provide a more meaningful analysis of the change in operating expenses. Included in total operating expenses for 2002 was a $25.9 million charge for an investment impairment and exit costs. Included in total operating expenses for 2001 was $38.4 million of goodwill amortization. Excluding these aforementioned costs, total operating expenses decreased $88.4 million, or 24.7%, to $269.9 million in 2002, from $358.3 million in 2001. The Company's general and administrative ('G&A') expenses, which are included in operating expenses, decreased $87.6 million, or 26.0%, to $249.0 million in 2002, from $336.6 million in 2001. The decrease in G&A expenses was attributable to (i) a decrease in revenue for 2002, (ii) cost reduction initiatives that were implemented in 2001 and throughout 2002 across MPS's divisions in response to the lower revenue levels and (iii) the elimination of duplicative corporate infrastructure responsibilities. The decrease in revenue primarily reduces the variable component of compensation for the Company's employees. Certain of the cost reduction initiatives include the reduction of the Company's salaried workforce, and the realignment of compensation levels for the Company's employees.

The aforementioned charge of $25.9 million, which was incurred in the fourth quarter of 2002, was comprised of the following: (1) The Company elected not to participate in a recapitalization of a minority investment originally made in 1996. This election resulted in the investment being impaired. As a result, the Company wrote off the investment in its entirety resulting in a $16.2 million charge. See Note 18 to the Company's Consolidated Financial Statements for further discussion; (2) The Company recorded a $9.7 million charge for exit costs associated with the abandonment of excess real estate obligations for certain vacant office space. This charge was recorded in accordance with SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal.' See Note 17 to the Company's Consolidated Financial Statements for further discussion.

In accordance with SFAS No. 142, the Company did not record any goodwill amortization in 2002. See Note 5 to the Company's Consolidated Financial Statements for further discussion.

Income from operations. Income from operations decreased $18.4 million, or 75.7%, to $5.9 million in 2002, from $24.3 million in 2001. Income from operations as a percentage of revenue decreased to 0.5% in 2002, from 1.6% in 2001.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facilities and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $5.0 million, or 47.2%, to $5.6 million in 2002, from $10.6 million in 2001. The decrease in interest expense is related to the lower level of borrowings under the Company's credit facility during 2002. As of March 12, 2003, there are no borrowings outstanding under the Company's credit facility. Interest expense was offset by $1.7 million and $1.4 million of interest and other income in 2002 and 2001, respectively.

Income taxes. The Company recognized an income tax provision of $14.6 million in 2002, compared to a provision of $6.8 million in 2001. Included in the provision for 2002 is an $8.7 million charge recognized in the fourth quarter for a proposed adjustment related to an ongoing audit by the Internal Revenue Service of prior years' tax returns. See Note 7 to the Company's Consolidated Financial Statements for further discussion. Absent this charge and the tax benefit on the previously mentioned investment impairment and exit costs in 2002, the Company's effective tax rate decreased to 40.6% in 2002 as compared to 44.9% in 2001. This decrease is primarily due to the discontinuance of goodwill amortization required by SFAS No. 142. In 2001, non-deductible goodwill amortization on certain acquisitions had an increased effect on the Company's effective tax rate.

Income before cumulative effect of accounting change. As a result of the foregoing, income before cumulative effect of accounting change decreased $20.9 million, to a $12.6 million loss in 2002, from $8.3 million of income in 2001. Excluding goodwill amortization in the year earlier period, income before cumulative effect of accounting change decreased $47.9 million, to a $12.6 million loss in 2002, from $35.3 million of income in 2001.

Segment Results

IT Services division

Revenue in the IT services division decreased $195.5 million, or 25.4%, to $575.3 million in 2002, from $770.8 million in 2001. On a constant currency basis, excluding the effects of exchange rates, revenue decreased 26.4%. The decrease was attributable to the diminished demand for IT services. The division's customers continued to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Of the division's revenue, approximately 65% and 71% was generated in the United States in 2002 and 2001, respectively. The remainder was generated internationally, primarily in the United Kingdom. Revenue generated in the United States decreased 30.8% in 2002. On a local currency basis, revenue decreased 15.7% for revenue generated internationally.

Gross profit for the IT services division decreased $46.0 million, or 27.3%, to $122.3 million in 2002 from $168.3 million in 2001. The gross margin decreased to 21.3% in 2002, from 21.8% 2001. The decrease in gross margin is attributable to the division's international operations, where it experienced a decrease in bill rates, which exceeded the related decrease in pay rates of the division's primarily hourly employees, along with a shift in the mix of its services. For revenue generated internationally, the gross margin decreased to 15.4% in 2002, from 16.6 % in 2001. For revenue generated in the United States, the gross margin increased to 24.4% in 2002, from 24.0% in 2001.

The IT services division's G&A expenses decreased $22.6 million, or 18.1%, to $102.0 million in 2002, from $124.6 million in 2001. As a percentage of revenue, the division's G&A expenses increased to 17.7% in 2002, from 16.2% in 2001. The decrease in the division's G&A expenses is associated with the decrease in revenue for 2002, and cost reduction initiatives implemented within the division in 2001 and throughout 2002.

Income from operations for the IT services division decreased $2.8 million, or 20.9%, to $10.6 million in 2002, from $13.4 million in 2001. Excluding goodwill amortization in 2001, income from operations decreased $22.2 million, or 67.7%, to $10.6 million in the 2002, from $32.8 million in 2001.


Professional Services division

Revenue in the professional services division decreased $113.7 million, or 18.7%, to $495.2 million in 2002, from $608.9 million in 2001. The decrease was attributable to the diminished demand for staffing services and workforce solutions provided by the division.

Of the division's revenue, approximately 64% and 68% was generated in the United States in 2002 and 2001, respectively. The remainder was generated in the United Kingdom. Included in revenue for 2001 was $20.7 million of revenue from the Company's scientific operating unit which was sold in 2001. Included in revenue for 2002 was $9.1 million of revenue from the Company's mid-year acquisition of a health care staffing business. On an organic basis, excluding both the divestiture and the acquisition, revenue generated in the United States decreased 21.9% for 2002. On a local currency basis, revenue decreased 11.8% for revenue in the United Kingdom.

Excluding the divested scientific unit, the professional services division operates primarily through five operating units consisting of accounting and finance, legal, engineering, workforce management and executive search, and health care, which contributed 42.6%, 11.9%, 34.7%, 9.0%, and 1.8%, respectively, of the division's revenue by group during 2002, as compared to 42.1%, 12.6%, 35.5%, 9.8%, and 0%, respectively, during 2001.

Gross profit for the professional services division decreased $46.9 million, or 23.7%, to $151.1 million in 2002 from $198.0 million in 2001. The gross margin decreased to 30.5% in 2002, from 32.5% in 2001. The decrease in gross margin is primarily attributable to a decrease in bill rates for the services provided by the division and, to a lesser extent, the lower level of direct hire and permanent placement fees, which generate a higher margin. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 5.0% of revenue in 2002, from 6.3% in 2001.

The professional services division's G&A expenses decreased $21.2 million, or 15.1%, to $119.2 million in 2002, from $140.4 million in 2001. As a percentage of revenue, the division's G&A expenses increased to 24.1% in 2002, from 23.1% in 2001. The decrease in the division's G&A expenses is associated with the decrease in revenue for 2002, and cost reduction initiatives implemented within the division in 2001 and throughout 2002.

Income from operations for the professional services division decreased $15.0 million, or 37.7%, to $24.8 million in 2002, from $39.8 million in 2001. Excluding goodwill amortization in 2001, income from operations decreased $26.6 million, or 51.8%, to $24.8 million in the 2002, from $51.4 million in 2001.


IT Solutions division

Revenue in the IT solutions division decreased $84.3 million, or 49.9%, to $84.5 million in 2002, from $168.8 million in 2001. Weak demand for IT consulting solutions was intensified by the uncertainties relating to the economy. As a result, management refined its focus by deciding to exit certain non-strategic markets. These markets, while generating revenue, were not producing positive income or cash flow from operations.

Gross profit for the IT solutions division decreased $26.3 million, or 48.1%, to $28.4 million in 2002 from $54.7 million in 2001. However, the gross margin increased to 33.6% in 2002, from 32.4% in 2001. This increase was driven by higher utilization of the Company's salaried consultants. This division's business model, unlike the Company's other divisions, uses primarily salaried consultants to meet customer demand. To reflect lower customer demand, the division significantly reduced billable headcount from 2001 to 2002.

The IT solutions division's G&A expenses decreased $43.9 million, or 61.3%, to $27.7 million in 2002, from $71.6 million in 2001. As a percentage of revenue, the division's G&A expenses decreased to 32.8% in 2002, from 42.4% in 2001. The decrease in the division's G&A expenses was primarily related to reductions in its work force that started in 2001 and continued through 2002.

Loss from operations for the IT solutions division decreased $25.3 million, to a $3.6 million loss in 2002, from a $28.9 million loss in 2001. Excluding goodwill amortization in 2001, loss from operations decreased $17.9 million, to a $3.6 million loss in 2002, from a $21.5 million loss in 2001.


                       2001 COMPARED TO 2000

Consolidated Results

Revenue. Revenue decreased $279.2 million, or 15.3%, to $1,548.5 million in 2001 from $1,827.7 million in 2000. The decrease was attributable to diminished demand for the Company's services. For example, the Company's customers experienced a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Approximately 27% of the Company's 2001 revenue was generated internationally, primarily in the United Kingdom. The Company's revenue was therefore subject to changes in foreign currency exchange rates. The strengthening of the dollar in 2001 had a slight impact on revenue, as revenue, on a constant currency basis decreased 14.1%, as compared to the decrease of 15.3% above. Constant currency removes the impact on revenue from changes in exchange rates between the U.S. dollar and the functional currencies of its foreign subsidiaries.

Gross profit. Gross profit decreased $109.9 million, or 20.7%, to $421.0 million in 2001 from $530.9 million in 2000. Gross margin decreased to 27.2% in 2001, from 29.0% in 2000. The lower margin is due primarily to the lower utilization of the IT solutions division's salaried consultants, and to a lesser extent, pricing pressures, and a decrease in direct hire and permanent placement fees.

Operating expenses. Total operating expenses decreased $55.9 million, or 12.4%, to $396.7 million in 2001, from $452.6 million in 2000. The Company's G&A expenses decreased $49.7 million, or 12.9%, to $336.6 million in 2001, from $386.3 million in 2000. Included in total operating expenses in 2000 is a $13.1 million charge for an asset write-down related to the sale of discontinued operations, $7.3 million of costs related to the cancelled separation and spin-off of the IT services division and the cancelled initial public offering of the IT solutions division, and a $0.8 million exit recapture. Excluding these aforementioned costs, operating expenses decreased $36.3 million, or 8.4%, to $396.7 million in 2001, from $433.0 million in 2000, and G&A expenses decreased $42.4 million, or 11.2%, to $336.6 million in 2001, from $379.0 million in 2000.
Excluding these aforementioned costs, the decrease in G&A expenses was attributable to (i) a decrease in revenue for 2001, (ii) cost reduction initiatives that were implemented in 2001 across MPS's divisions in response to the lower revenue levels and (iii) the elimination of duplicative corporate infrastructure responsibilities.

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


Segment Results

IT Services division

Revenue in the IT services division decreased $163.2 million, or 17.5%, to $770.8 million in 2001, from $934.0 million in 2000. On a constant currency basis, excluding the effects of exchange rates, revenue decreased 16.3%. The decrease was attributable to the diminished demand for IT services. The division's customers experienced a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Of the division's revenue, approximately 71% and 74% was generated in the United States in 2001 and 2000, respectively. The remainder was generated internationally, primarily in the United Kingdom. Revenue generated in the United States decreased 21.8% in 2001. On a local currency basis, revenue remained flat for 2001 for revenue generated internationally.

Gross profit for the IT services division decreased $40.2 million, or 19.3%, to $168.3 million in 2001 from $208.5 million in 2000. The gross margin decreased to 21.8% in 2001, from 22.3% 2000. The decrease in gross margin was primarily attributable to a decrease in domestic bill rates and, to a lesser extent, the lower level of direct hire and permanent placement fees, in 2001 as compared to 2000. Bill rates for the division's domestic operations decreased 7% during 2001, while bill rates for the division's international operations remained flat during the year. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 0.6% of revenue in 2001, from 1.1% in 2000.

The IT services division's G&A expenses decreased $25.6 million, or 17.0%, to $124.6 million in 2001, from $150.2 million in 2000. As a percentage of revenue, the division's G&A expenses increased slightly to 16.2% in 2001, from 16.1% in 2000. The decrease in the division's G&A expenses is associated with the decrease in revenue for 2001, and cost reduction initiatives implemented within the division in 2001.

Income from operations for the IT services division decreased $17.0 million,  or
55.9 %, to $13.4 million in the 2001, from $30.4 million in 2000.


Professional Services division

Revenue in the professional services division decreased $43.7 million, or 6.7%, to $608.9 million in 2001, from $652.6 million in 2000. The decrease was attributable to the diminished demand for staffing services and workforce solutions provided by the division.

Of the division's revenue, approximately 68% and 72% was generated in the United States in 2001 and 2000, respectively. The remainder was generated in the United Kingdom. Revenue generated in the United States decreased 11.4% for 2001. On a local currency basis, revenue increased 10.9% for revenue generated in the United Kingdom.

The professional services division operated primarily through five operating units consisting of the accounting and finance, legal, engineering, workforce management and executive search, and scientific, which contributed 40.6%, 12.2%, 34.3%, 9.5% and 3.4%, respectively, of the division's revenue by group during 2001, as compared to 39.4%, 13.2%, 34.7%, 8.5% and 4.2%, respectively, during 2000. In December 2001, the Company sold the assets of its scientific operating unit, which operated under the brand of Scientific Staffing.

Gross profit for the professional services division decreased $19.5 million, or 9.0%, to $198.0 million in 2001 from $217.5 million in 2000. The gross margin decreased to 32.5% in 2001, from 33.3% in 2000. The decrease in gross margin was attributable to a lower level of direct hire and permanent placement fees in the 2001 as compared to 2000. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 6.3% of revenue in 2001, from 8.0% in 2000.

The professional services division's G&A expenses increased $0.7 million, or 0.5%, to $140.4 million in 2001, from $139.7 million in 2000. As a percentage of revenue, the division's G&A expenses increased to 23.1% in 2001, from 21.4% in 2000. The increase in the professional services division's G&A expenses was related to an increase in the level of spending to establish the corporate infrastructure in the division. During the spring of 2001, the Company began to eliminate many of these duplicative corporate infrastructure responsibilities in the division, integrating these efforts into the MPS corporate structure. Both the ramp up and subsequent elimination of a separate corporate infrastructure revolved around the proposed, and subsequent cancellation of the, spinoff of the of the Company's other two divisions.

Income from operations for the professional services division decreased $21.9 million, or 35.5%, to $39.8 million in 2001, from $61.7 million in 2000.


IT Solutions division

Revenue in the IT solutions division decreased $72.3 million, or 30.0%, to $168.8 million in 2001, from $241.1 million in 2000. Weak demand for IT consulting solutions was intensified by the uncertainties relating to the economy.

Gross profit for the IT solutions division decreased $50.2 million, or 47.8%, to $54.7 million in 2001 from $104.9 million in 2000. The gross margin decreased to 32.4% in the 2001, from 43.5% in 2000. This decrease was driven by lower utilization of the Company's salaried consultants. This division's business model, unlike the Company's other divisions, uses primarily salaried consultants to meet customer demand. To reflect lower demand, the division addressed consultant utilization through the downsizing of its consultant base from 2000 to 2001, However, the decreased use of the remaining billable consultants decreased the division's gross margin.

The IT solutions division's G&A expenses decreased $17.5 million, or 19.6%, to $71.6 million in 2001, from $89.1 million in 2000. As a percentage of revenue, the division's G&A expenses increased to 42.4% in 2001, from 37.0% in 2000. The decrease in the G&A expenses was related to reductions in its work force that started in 2001.

Income from operations for the IT solutions division decreased $34.7 million, to a $28.9 million loss in 2001, from income of $5.8 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's historical capital requirements have principally been related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt and internally generated funds. The Company's operating cash flows and working capital requirements are affected significantly by the timing of payroll and by the receipt of payment from the customer. Generally, the Company pays its consultants weekly or semi-monthly, and receives payments from customers within 30 to 90 days from the date of invoice.

The Company had working capital of $171.9 million and $204.7 million as of December 31, 2002 and 2001, respectively. The Company had cash and cash equivalents of $66.9 million and $49.2 million as of December 31, 2002 and 2001, respectively.

For the years ended December 31, 2002 and 2001, the Company generated $115.9 million and $183.6 million of cash flow from operations, respectively. The reduction in cash flow from operations, from 2001 to 2002, is primarily due to a reduced level of earnings in the current year, which was somewhat offset by an improvement in receivables collection. The Company experienced an increase in receivables collection as the main elements of the Company's back office integration and consolidation efforts were being completed in 2001 and 2002.

For the year ended December 31, 2000, the Company generated $192.7 million of cash flow from operations. Included in 2000's cash flow is an $86.3 million net tax refund. Excluding the effect of this tax refund, cash flow from operations increased from 2000 to 2001. This increase again primarily related to improved receivables collection mentioned above, decreasing the cash needed to fund accounts receivable.

For the year ended December 31, 2002, the Company used $13.2 million of cash for investing activities, of which $6.7 million, net of cash acquired, was used for the purchase of Elite Medical, Inc., and $6.5 million was used for capital expenditures. For the year ended December 31, 2001, the Company used $15.3 million of cash for investing activities, primarily for capital expenditures. For the year ended December 31, 2000, the Company used $148.8 million of cash for investing activities, primarily for acquisitions in the IT solutions division and to a lesser extent earn-out payments. The Company also used $25.2 million for capital expenditures in 2000.

For the year ended December 31, 2002, the Company used $86.5 million of cash for financing activities, of which $101.4 was used for repayments on the Company's credit facility and $16.4 million was generated from stock option exercises. The Company also used $1.4 million for the purchase of treasury stock. For the year ended December 31, 2001, the Company used $116.6 million of cash for financing activities. This amount primarily represented net repayments on the Company's credit facility and on notes issued in connection with the acquisition of certain companies. These repayments were mainly funded from cash flows from operations.

For the year ended December 31, 2000, the Company used $47.4 million of cash for financing activities. This amount primarily represented net repayments on the Company's credit facility and on notes issued in connection with the acquisition of certain companies. These repayments were mainly funded from a net tax refund mentioned above.

The Company's Board of Directors has authorized the repurchase of up to $65.0 million of the Company's common stock. The Company began to utilize this authorization in the third quarter of 2002. As of March 12, 2003, 997,400 shares at a cost of $5.0 million have been repurchased under this authorization.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $10 million.

While there can be no assurance in this regard, the Company believes that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Indebtedness, Contractual Obligations, and Commercial Commitments of the Company

The following are contractual cash obligations and other commercial commitments of the Company at December 31, 2002:

                                                                       Payments Due by Period
                                           ------------------------------------------------------------------------------
                                                             Less than          1 - 3           4 - 5           After 5
                                             Total             1 Year           Years           Years            Years
Contractual Cash Obligations
(in thousands)
Operating leases                            $  77,020        $  19,739        $  36,068        $  10,905       $  10,308
Other                                             334              334                -                -               -
                                           ------------------------------------------------------------------------------
Total Contractual Cash Obligations          $  77,354        $  20,073        $  36,068        $  10,905       $  10,308
                                           ==============================================================================



                                                            Amount of Commitment Expiration per Period
                                           ------------------------------------------------------------------------------
                                                             Less than          1 - 3           4 - 5           After 5
                                             Total             1 Year           Years           Years            Years
Commercial Commitments
(in thousands)

Standby letters of credit                   $   2,401        $   2,401        $       -        $       -       $       -
                                           ------------------------------------------------------------------------------
Total Commercial Commitments                $   2,401        $   2,401        $       -        $       -       $       -
                                           ==============================================================================


The Company has a $200 million revolving credit facility which is syndicated to a group of 13 banks with Bank of America as the principal agent. This facility expires on October 27, 2003. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by the material subsidiaries of the Company. In addition, approval of an individual acquisition is required by the majority of the lenders if cash consideration for the acquisition would exceed 10% of consolidated stockholders' equity of the Company. In 2002, the Company reduced the notional amount of the facility from $350 million to $200 million to more closely align the Company's facility with its anticipated capital needs.

At both December 31, 2002, and March 12, 2003, there were no borrowings outstanding under the credit facility. The Company had outstanding letters of credit in the amount of $2.4 million, reducing the amount of funds available under the credit facility to approximately $197.6 million at both December 31, 2002, and March 12, 2003. While there can be no assurance that a new credit facility can be obtained on terms acceptable to management, management expects to enter into a new revolving credit facility during 2003. The size and timing will depend upon the capital needs of the Company and the condition of the lending environment.

CRITICAL ACCOUNTING POLICIES

The Company believes the following are its most critical accounting policies in that they are the most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments.

Revenue Recognition

The Company recognizes revenue at the time services are provided and is recorded on a time and materials basis. In most cases, the consultant is the Company's employee and all costs of employing the worker are the responsibility of the Company and are included in cost of revenue. Revenues generated when the Company permanently places an individual with a client are recorded at the time of placement less a reserve for employees not expected to meet the probationary period. The Company, to a lesser extent, is also involved in fixed price engagements whereby revenues are recognized under the percentage-of-completion method of accounting.

Allowance for Doubtful Accounts

The Company regularly monitors and assesses its risk of not collecting amounts owed to it by its customers. This evaluation is based upon a variety of factors including: an analysis of amounts currently and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts for this risk. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

Income Taxes

The provision for income taxes is based on income before taxes as reported in the Company's Consolidated Statements of Income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment includes anticipating future income.

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. Management evaluates all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The establishment and amount of a valuation allowance requires significant estimates and judgment and can materially affect the Company's results of operations. The company's effective tax rate may vary from period to period based, for example, on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

The Company has a net deferred tax asset of $67.5 million as of December 31, 2002, which was created primarily by the impairment loss recorded as a change in accounting principle, associated with the Company's adoption of SFAS No. 142. This impairment reduced the financial statement carrying amount of goodwill, which resulted in the tax basis of tax deductible goodwill being greater than the financial statement carrying amount. The Company's tax basis in its tax deductible goodwill will be deducted in the Company's income tax returns, generating $441.2 million of future tax deductions over the next 15 years, of which $47.0 million will be deducted in 2003.

The Company is subject to periodic review by federal, state and local taxing authorities in the ordinary course of business. During 2001, the Company was notified by the Internal Revenue Service that certain prior year income tax returns would be examined. As part of this examination, the Company recorded a tax provision of $8.7 million in 2002 for a proposed adjustment with the Internal Revenue Service. For a further discussion, see Note 7 to the Consolidated Financial Statements.

Goodwill

In July 2001, the FASB issued SFAS No. 142, 'Goodwill and Other Intangible Assets,' which was required to be adopted for fiscal 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of, goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also required that the Company complete a two-step goodwill impairment test. The first step compared the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill is not considered to be impaired and the second step was not required. SFAS 142 required completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeded its fair value, the second step is performed to measure the amount of impairment loss. The second step compared the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process was only performed for purposes of evaluating goodwill impairment and did not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Upon the initial adoption, any impairment loss identified was presented as a change in accounting principle, net of applicable income tax benefit, and recorded as of the beginning of that year. Subsequent to the initial adoption, any impairment loss recognized would be recorded as a charge to income from operations.

The Company adopted SFAS No. 142 as of January 1, 2002. During the first quarter of 2002, the Company completed both steps of the transitional goodwill impairment tests which resulted in an impairment charge of $553.7 million, net of an income tax benefit of $113.0 million. During the fourth quarter of 2002, the Company completed the annual goodwill impairment tests, in which no additional impairment was recorded. However, the Company will perform goodwill impairment tests on at least an annual basis going forward. If the fair value of the reporting units decrease below their respective carrying values, the Company may be subject to a material charge to earnings as a result of the impairment loss that will need to be recognized. Refer to Note 5 to the Company's Consolidated Financial Statements for further discussion.

Exit Costs

During June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the time an entity commits to a plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company adopted the provisions of SFAS No. 146 in 2002.

In 2001 and 2002, the Company experienced a material decrease in demand for its domestic operations. To reflect this decreased demand, the Company made attempts to realign its real estate capacity needs and thus vacate and reorganize certain office space.

In the fourth quarter of 2002, management determined that the Company would not be able to utilize this vacated office space. This determination eliminated the economic benefit associated with the vacated office space. As a result, the Company recorded $9.7 million of contract termination costs, mainly due to, costs that will continue to be incurred under the lease contract for its remaining term without economic benefit to the Company. While the Company looks to settle excess lease obligations, the current economic environment has made it difficult for the Company to either settle or find acceptable subleasing opportunities. The average remaining lease term for the lease obligations included herein is approximately 2.5 years. The Company expects to realize $3.3 million in lease savings during 2003 as a result of the charge. See Note 17 to the Company's Consolidated Financial Statements.

Investment Impairment

The process of assessing whether a particular equity investment's net realizable value is less than its carrying cost requires a significant amount of judgment. The Company periodically monitors an investment for impairment by considering, among other things, the investee's cash position, projected cash flows, financing needs, liquidation preference, most recent valuation data (including the duration and extent to which the fair value is less than cost), the current investing environment, competition and the Company's intent and ability to hold the investment.

The Company had a minority investment in a privately held company that was recorded as a non-current asset, and was included in 'Other Assets, net' on the Consolidated Balance Sheets. The asset was carried at its original cost plus accrued interest. The investment was originally made in 1996 and was set to mature in 2004. The Company was notified during the third quarter of 2002, that this privately held company was trying to raise additional capital through a recapitalization, at terms which would dilute the value of the Company's investment, should (a) the Company elect not to participate in the recapitalization and (b) the recapitalization be completed. In the fourth quarter, this privately held company completed the recapitalization. The Company elected not to participate in the recapitalization, which resulted in the investment being impaired. As a result, the Company wrote off the investment in its entirety recognizing a $16.2 million charge in the fourth quarter of 2002.

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


RECENT ACCOUNTING PRONOUNCEMENTS

During December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides for alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements for both annual and interim financial statements. The Company adopted the disclosure provisions of SFAS No. 148 on December 31, 2002 but continue to account for our stock-based compensation under APB Opinion No.
25. See Note 2 to the Company's Consolidated Financial Statements for further discussion.


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

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 33% of its consolidated revenues for 2002 from international operations, approximately 97% of which were from the United Kingdom. The British pound sterling to U.S. dollar exchange rate has increased approximately 11% in 2002, from 1.45 at December 31, 2001 to 1.61 at December 31, 2002. The Company prepared sensitivity analyses to determine the adverse impact of hypothetical changes in the British pound sterling, relative to the U.S. Dollar, on the Company's results of operations and cash flows. However, the analysis did not include the potential impact on sales levels resulting from a change in the British pound sterling. An additional 10% adverse movement in the exchange rate would have had an immaterial impact on the Company's cash flows and financial position for 2002. While fluctuations in the British pound sterling have not historically had a material impact on the Company's consolidated results of operations, the lower level of earnings resulting from a decrease in demand for the services provided by the Company's domestic operations have increased the impact of exchange rate fluctuations. As of December 31, 2002, the Company did not hold and has not previously entered into any foreign currency derivative instruments.

FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

Demand For The Company's Services has Weakened Significantly And Demand Will Likely Remain Weak For Some Time Because Of The Current Economic Climate.

     The Company's results are affected by the level of business activity of its customers, which is driven by the level of economic activity in the industries and markets they serve. The current economic downturn and uncertainty has significantly hurt its results of operations. Further deterioration in global economic or political conditions could increase these effects. As long as this uncertainty remains, management believes that the demand for the Company's services will remained diminished. Therefore, management cannot predict when the demand for the Company's services will significantly improve. When the market does improve, management cannot predict, whether and to what extent, the demand for the Company's services will improve. Although the Company has implemented a largely variable cost model, as it relates to compensation for a substantial part of its business, further declines in revenue will have a material adverse impact on its results.

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


Our Market Is Highly Competitive And The Company May Not Be Able To Continue To Compete Efficiently.

     The Company's industry is intensely competitive and highly fragmented, with few barriers to entry by potential competitors. The Company faces significant competition in the markets that it serves and will face significant competition in any geographic market that it may enter. In each market in which the Company operates, it competes for both clients and qualified professionals with other firms offering similar services. The Company has increasingly competed against services providers offering their services from remote locations, particularly from offshore locations such as India. The substantially lower cost of the labor pool in these remote locations puts significant pricing pressure on the Company's service offerings when it competes with these service providers. While the Company believes that its service delivery model provides a superior level of service than many of these offshore based competitors, the increased pricing pressure from these providers may have a material adverse impact on the Company's business. Competition creates an aggressive pricing environment and higher wage costs, which puts pressure on gross margins.

     The Company may also be adversely effected by the consolidation of vendor lists. As customers have consolidated their number of vendors, the Company historically has a high percentage of wins in that it has remained on these shortened lists of approved vendors. Competition to be an approved vendor has only intensified and if the Company fails to maintain its percentage of wins for these consolidated vendor lists, its failure will have a material impact on the Company's results.


The Company's Business May Suffer From The Loss of Key Personnel

     The Company's operations are dependent on the continued efforts of its officers and executive management. In addition, it is dependent on the performance and productivity of its local managers and field personnel. The Company's ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key officers and members of executive management may cause a significant disruption to our business. Moreover, the loss of its key managers and field personnel may jeopardize existing client relationships with businesses that continue to use the Company's services based upon past relationships with these local managers and field personnel. The loss of such key personnel could materially adversely affect the Company's operations, including its ability to establish and maintain client relationships.


Possible Changes In Governmental Regulations Could Have A Material Impact On The Company's Business

     From time to time, legislation is proposed in the United States Congress, state legislative bodies, and the foreign governments of the United Kingdom and continental Europe, that would have the effect of requiring employers to provide the same or similar employee benefits to consultants and other temporary personnel as those provided to full-time employees. The enactment of such legislation would eliminate one of the key economic reasons for outsourcing certain business resources and could significantly adversely impact the Company's staff augmentation business. In addition, the Company's costs could increase as a result of future laws or regulations that address insurance, benefits or other employment-related matters. There can be no assurance that the Company could successfully pass any such increased costs to its clients.


IRS Adjustments During Periodic Income Tax Audits May Have A Material Impact On The Company's Results

     The Company is subject to periodic review by federal, state, and local taxing authorities in the ordinary course of business. During 2001, the Company was notified by the Internal Revenue Service that certain prior year income tax returns will be examined. As part of this examination, the net tax benefit associated with an investment in a subsidiary that the Company recognized in 2000 of $86.3 million is also being reviewed. In the fourth quarter of 2002, the Company recorded an $8.7 million charge for a proposed adjustment related to its ongoing audit of prior years' tax returns. While management has not received notice of any additional proposed adjustments relating to its ongoing audit of prior years' tax returns, there can be no assurance that the Internal Revenue Service will not propose additional adjustments. Additional adjustments may affect the Company's financial condition and financial covenants of the Company's credit facility.

The Price Of The Company's Common Stock May Fluctuate Significantly, Which May Result In Losses For Investors

     The market price for MPS's Common Stock has been and may continue to be volatile. For example, during the year ended December 31, 2002, the prices of its Common Stock as reported on the New York Stock Exchange ranged from a high of $9.80 to a low of $4.35. Its stock price can fluctuate as a result of a variety of factors, including factors listed in the above Risk Factors and others, many of which are beyond the Company's control. These factors include:

- actual or anticipated variations in the Company's quarterly operating results;

-    announcement of new services by the Company or its competitors;

-    announcements relating to strategic relationships or acquisitions;

-    changes in financial estimates or other statements by securities  analysts;
     and

-    changes in general economic conditions.

     Because of this volatility, the Company may fail to meet the expectations of its shareholders or of securities analysts, and its stock price could decline as a result.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements: The following consolidated financial statements are included in this Annual Report on Form 10-K:



        Report of Independent Certified Public Accountants
        Consolidated Balance Sheets at December 31, 2002 and 2001
        Consolidated Statements of Operations for the years ended
           December 31, 2002, 2001, and 2000
        Consolidated Statements of Stockholders' Equity for the
           years ended December 31, 2002, 2001, and 2000
        Consolidated Statements of Cash Flows for the years ended
           December 31, 2002, 2001, and 2000
        Notes to Consolidated Financial Statements



               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of MPS Group, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of MPS Group, Inc. (formerly, Modis Professional Services, Inc.) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill upon the adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142, 'Goodwill and Other Intangible Assets', effective January 1, 2002.



PricewaterhouseCoopers LLP
Jacksonville, Florida
March 26, 2003

MPS Group, Inc. and Subsidiaries
Consolidated Balance Sheets


                                                                                      December 31,      December 31,
(dollar amounts in thousands except share amounts)                                       2002               2001
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $    66,934      $     49,208
   Accounts receivable, net of allowance of $17,506 and $19,533                           185,510           227,069
   Prepaid expenses                                                                         5,099             6,444
   Deferred income taxes                                                                    3,386             5,873
   Other                                                                                   11,632            12,102
                                                                                     ----------------------------------
      Total current assets                                                                272,561           300,696
Furniture, equipment, and leasehold improvements, net                                      38,792            48,742
Goodwill, net                                                                             511,796         1,165,961
Deferred income taxes                                                                      64,085                 -
Other assets, net                                                                          10,749            28,223
                                                                                     ----------------------------------
    Total assets                                                                      $   897,983      $  1,543,622
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                   49,834            49,207
   Accrued payroll and related taxes                                                       35,885            39,524
   Income taxes payable                                                                    14,911             7,243
                                                                                     ----------------------------------
     Total current liabilities                                                            100,630            95,974
Credit facility                                                                                 -           101,000
Deferred income taxes                                                                           -            22,214
Other                                                                                      15,794            13,623
                                                                                     ----------------------------------
     Total liabilities                                                                    116,424           232,811
                                                                                     ----------------------------------
Commitments and contingencies (Notes 3, 4, 6, and 7)

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued                                                                          -                 -
   Common stock, $.01 par value; 400,000,000 shares authorized;
      102,531,491 and 98,306,783 shares issued, respectively                                1,025               983
   Additional contributed capital                                                         622,079           594,061
   Retained earnings                                                                      163,781           730,085
   Accumulated other comprehensive income (loss)                                               66            (9,400)
   Deferred stock compensation                                                             (3,958)           (4,918)
   Treasury stock, at cost (290,400 shares in 2002)                                        (1,434)                -
                                                                                     ----------------------------------
     Total stockholders' equity                                                           781,559         1,310,811
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                       $   897,983      $  1,543,622
                                                                                     ==================================

See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                                               Years Ended December 31,
                                                                      ------------------------------------------
(dollar amounts in thousands except per share amounts)                      2002          2001            2000
------------------------------------------------------------------------------------------------------------------
Revenue                                                               $  1,154,970   $  1,548,489   $  1,827,686
Cost of revenue                                                            853,184      1,127,444      1,296,834
                                                                      ------------------------------------------
   Gross profit                                                            301,786        421,045        530,852
                                                                      ------------------------------------------
Operating expenses:
   General and administrative                                              248,959        336,577        386,327
   Depreciation and intangibles amortization                                21,017         21,724         16,852
   Amortization of goodwill                                                      -         38,398         37,029
   Exit costs (recapture)                                                    9,699              -           (753)
   Impairment of investment                                                 16,165              -              -
   Asset impairment related to sale of discontinued operations                   -              -         13,122
                                                                      ------------------------------------------
      Total operating expenses                                             295,840        396,699        452,577
                                                                      ------------------------------------------
Income from operations                                                       5,946         24,346         78,275
Other expense, net                                                           3,947          9,199         21,621
                                                                      ------------------------------------------
Income before provision for income taxes and cumulative effect
   of accounting change                                                      1,999         15,147         56,654
Provision (benefit) for income taxes                                        14,591          6,804        (63,099)
                                                                      ------------------------------------------
Income (loss) before cumulative effect of accounting change                (12,592)         8,343        119,753
Cumulative effect of accounting change (net of a $112,953
   income tax benefit)                                                    (553,712)             -              -
                                                                      ------------------------------------------
Net income (loss)                                                     $   (566,304)  $      8,343   $    119,753
                                                                      ==========================================

Basic net income (loss) per common share:
  Income (loss) before cumulative effect of accounting change         $      (0.12)  $       0.09   $       1.24
  Cumulative effect of accounting change, net of tax                         (5.49)             -              -
                                                                      ------------------------------------------
Basic net income (loss) per common share                              $      (5.62)  $       0.09   $       1.24
                                                                      ==========================================
Average common shares outstanding, basic                                   100,833         97,868         96,675
                                                                      ==========================================

Diluted net income (loss) per common share:
  Income (loss) before cumulative effect of accounting change         $      (0.12)  $       0.08   $       1.23
  Cumulative effect of accounting change, net of tax                         (5.49)             -              -
                                                                      ------------------------------------------
Diluted net income (loss) per common share                            $      (5.62)  $       0.08   $       1.23
                                                                      ==========================================
Average common shares outstanding, diluted                                 100,833         98,178         97,539
                                                                      ==========================================


See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                                                 Accumulated
                                                                                                    Other
                                                   Common                  Additional           Comprehensive    Deferred
(dollar amounts in thousands                       Stock        Treasury  Contributed  Retained     Income        Stock
except share amounts)                          Shares   Amount   Stock      Capital    Earnings     (Loss)     Compensation  Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                 96,316,620   $  963  $     -    $ 582,555    $601,989    $(2,992)   $     -   $1,182,515
Comprehensive income:
   Net income                                       -        -        -            -     119,753          -          -
   Foreign currency translation                     -        -        -            -           -     (3,953)         -
Total comprehensive income                          -        -        -            -           -          -          -      115,800
Exercise of stock options and related
   tax benefit                                379,597        4        -        4,875           -          -          -        4,879
Issuance of restricted stock                  100,000        1        -          424           -          -       (425)           -
Vesting of restricted stock                         -        -        -            -           -          -         24           24
                                          -----------------------------------------------------------------------------------------
Balance, December 31, 2000                 96,796,217      968        -      587,854     721,742     (6,945)      (401)   1,303,218
Comprehensive income:
   Net income                                       -        -        -            -       8,343          -          -
   Foreign currency translation                     -        -        -            -           -     (9,132)         -
   Foreign currency translation, tax benefit        -        -        -            -           -      8,185          -
   Derivative instruments, net of
      related tax benefit                           -        -        -            -           -     (1,508)         -
Total comprehensive income                          -        -        -            -           -          -          -        5,888
Exercise of stock options and related
   tax benefit                                150,566        1        -          373           -          -          -          374
Issuance of restricted stock                1,360,000       14        -        5,834           -          -     (5,848)           -
Vesting of restricted stock                         -        -        -            -           -          -      1,331        1,331
                                          -----------------------------------------------------------------------------------------
Balance, December 31, 2001                 98,306,783      983        -      594,061     730,085     (9,400)    (4,918)   1,310,811
Comprehensive loss:
   Net loss                                         -        -        -            -    (566,304)         -          -
   Foreign currency translation                     -        -        -            -           -      7,958          -
   Derivative instruments, net of
      related tax benefit                           -        -        -            -           -      1,508          -
Total comprehensive loss                            -        -        -            -           -          -          -     (556,838)
Issuance of common stock related to
   business combinations                    1,149,679       11        -        8,714           -          -          -        8,725
Exercise of stock options and related
   tax benefit                              2,871,696       29        -       18,023           -          -          -       18,052
Purchase of treasury stock                          -        -   (1,434)           -           -          -          -       (1,434)
Issuance of restricted stock                  203,333        2        -        1,281           -          -     (1,283)           -
Vesting of restricted stock                         -        -        -            -           -          -      2,243        2,243
                                          -----------------------------------------------------------------------------------------
Balance, December 31, 2002                102,531,491   $1,025  $(1,434)   $ 622,079    $163,781    $    66    $(3,958)  $  781,559
                                          =========================================================================================



See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                                                             Years Ended December 31,
                                                                    ------------------------------------------
(dollar amounts in thousands)                                            2002          2001           2000
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                $ (566,304)     $   8,343      $  119,753
   Adjustments to net income (loss) to net cash provided
    by operating activities:
       Exit costs (recapture)                                            9,699              -            (753)
       Impairment of investment                                         16,165              -               -
       Cumulative effect of accounting change, net of tax              553,712              -               -
       Impairment of asset related to sale of discontinued operations        -              -          13,122
       Depreciation and identified intangibles amortization             21,017         21,724          16,852
       Amortization of goodwill                                              -         38,398          37,029
       Changes in assets and liabilities, net of acquisitions:
         Accounts receivable                                            53,082        111,238         (13,994)
         Prepaid expenses and other assets                              (1,807)         3,073           6,805
         Deferred income taxes                                          28,217          3,553           4,422
         Deferred compensation                                           2,243          1,331              24
         Accounts payable and accrued expenses                           5,182             (2)         12,802
         Accrued payroll and related taxes                              (5,046)        (1,851)         (3,401)
         Other, net                                                       (279)        (2,216)             54
                                                                    -----------------------------------------
           Net cash provided by operating activities                   115,881        183,591         192,715
                                                                    -----------------------------------------
Cash flows from investing activities:
   Purchase of furniture, equipment, and leasehold
     improvements, net of disposals                                     (6,487)       (14,814)        (25,150)
   Purchase of businesses, including additional earn-outs on
     acquisitions, net of cash acquired and businesses sold             (6,739)          (509)       (123,633)
                                                                    -----------------------------------------
           Net cash used in investing activities                       (13,226)       (15,323)       (148,783)
                                                                    -----------------------------------------
Cash flows from financing activities:
   Repurchases of common stock                                          (1,434)             -               -
   Proceeds from stock options exercised                                16,387            373           4,880
   Borrowings on indebtedness                                                -          2,000         543,000
   Repayments on indebtedness                                         (101,423)      (118,962)       (595,284)
                                                                    -----------------------------------------
           Net cash used in financing activities                       (86,470)      (116,589)        (47,404)
                                                                    -----------------------------------------
Effect of exchange rate changes on cash and cash equivalents             1,541         (7,484)            (41)
                                                                    -----------------------------------------
Net increase (decrease) in cash and cash equivalents                    17,726         44,195          (3,513)

Cash and cash equivalents, beginning of year                            49,208          5,013           8,526
                                                                    -----------------------------------------
Cash and cash equivalents, end of year                              $   66,934     $   49,208      $    5,013
                                                                    =========================================


See accompanying notes to consolidated financial statements.

                                                                               Years Ended December 31,
(dollar amounts in thousands except for per share amounts)                 2002           2001           2000
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                      $     4,534    $     12,711   $     22,112
   Income taxes paid                                                        6,214          13,873         11,586




NON-CASH INVESTING AND FINANCING ACTIVITIES

     During 2002 and 2000, the Company completed one and several acquisitions, respectively. There were no acquisitions in 2001. In connection with the acquisitions, liabilities were assumed as follows:

                                                                                        Years Ended December 31,
                                                                                          2002           2000
------------------------------------------------------------------------------------------------------------------


   Fair value of assets acquired                                                     $     7,367    $     73,344
   Cash paid                                                                              (7,000)        (63,550)
                                                                                       ----------     -----------
   Liabilities assumed                                                               $       367    $      9,794
                                                                                       ==========     ===========






1. DESCRIPTION OF BUSINESS

     MPS Group, Inc. ('MPS' or the 'Company') (New York Stock Exchange symbol:MPS) delivers a mix of consulting, solutions, and staffing services in the disciplines of information technology (IT) services, finance and accounting, legal, engineering, IT solutions, work force management, executive search, human capital automation, and health care.

     In the beginning of 2002, the Company completed its name change from Modis Professional Services, Inc. to MPS Group, Inc., to further position MPS as a specialist provider of business services.

     MPS consists of three divisions: the IT services division; the professional services division; and the IT solutions division.


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

Furniture, Equipment, and Leasehold Improvements

     Furniture, equipment, and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the assets. The Company has developed a proprietary software package which allows the Company to implement imaging, time capture, and data-warehouse reporting. The costs associated with the development of this proprietary software package have been capitalized, and are being amortized over a five-year period. See Note 14 to the Consolidated Financial Statements.

     The Company adopted Statements of Financial Accounting Standards ('SFAS') No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' as of January 1, 2002. The Company evaluates the recoverability of its carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Carrying value write-downs and gains and losses on disposition of property and equipment are reflected in 'Income from operations.'

Goodwill and Other Identifiable Intangible Assets

     In July 2001, the Financial Accounting Standards Board ('FASB') issued SFAS No. 142, 'Goodwill and Other Intangible Assets,' which was required to be adopted for fiscal 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of, goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also required that the Company complete a two-step goodwill impairment test. The first step compared the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill is not considered to be impaired and the second step was not required. SFAS 142 required completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeded its fair value, the second step is performed to measure the amount of impairment loss. The second step compared the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process was only performed for purposes of evaluating goodwill impairment and did not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Upon the initial adoption, any impairment loss identified was presented as a change in accounting principle, net of applicable income tax benefit, and recorded as of the beginning of that year. Subsequent to the initial adoption, any impairment loss recognized would be recorded as a charge to income from operations.

     The Company adopted SFAS No. 142 as of January 1, 2002. During the first quarter of 2002, the Company completed both steps of the transitional goodwill impairment tests which resulted in an impairment charge of $553.7 million, net of an income tax benefit of $113.0 million. During the fourth quarter of 2002, the Company completed the annual goodwill impairment tests, in which no additional impairment was recorded. For further discussion, see Note 5 to the Consolidated Financial Statements.

     In July 2002, the Company acquired Elite Medical, Inc., a health care staffing business. The acquisition was recorded in accordance with the provisions of SFAS No. 141 'Business Combinations'. For further discussion, see
Note 3 'Business Combinations' and Note 5, 'Goodwill and Other Identifiable Intangible Assets' to the Consolidated Financial Statements.

Revenue Recognition

     The Company recognizes revenue at the time services are provided and is recorded on a time and materials basis. In most cases, the consultant is the Company's employee and all costs of employing the worker are the responsibility of the Company and are included in cost of revenue. Revenues generated when the Company permanently places an individual with a client are recorded at the time of placement less a reserve for employees not expected to meet the probationary period. The Company, to a lesser extent, is also involved in fixed price engagements whereby revenues are recognized under the percentage-of-completion method of accounting.

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

Stock-Based Compensation

     During December 2002, the Financial Accounting Standards Board (FASB), issued SFAS No. 148, 'Accounting for Stock-Based Compensation - Transition and Disclosure,' which provides for alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, 'Accounting for Stock-Based Compensation,' to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The Company accounts for its employee and director stock option plans in accordance with APB Opinion No. 25, 'Accounting for Stock Issued to Employees,' and related Interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company, by applying the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation, net (loss) income and (loss) earnings per share would have been reduced to the pro forma amounts indicated below.

(dollar amounts in thousands except per share amounts)                              2002            2001           2000
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)
   As reported                                                                $   (566,304)  $      8,343   $    119,753
     Total stock-based employee compensation expense determined under fair value based method for all awards, net of
     related tax effects                                                            (4,451)       (11,037)        (7,769)
                                                                                 -----------------------------------------
   Pro forma                                                                  $   (570,755)  $     (2,694)  $    111,984
                                                                                 =========================================

Basic net income (loss) per common share
   As reported                                                                $      (5.62)  $       0.09   $       1.24
   Pro forma                                                                  $      (5.66)  $      (0.03)  $       1.16
Diluted net income (loss) per common share
   As reported                                                                $      (5.62)  $       0.08   $       1.23
   Pro forma                                                                  $      (5.66)  $      (0.03)  $       1.15

     The weighted average fair values of options granted during 2002, 2001, and 2000 were $3.99, $2.68, and $4.57 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                                                   2002            2001           2000
--------------------------------------------------------------------------------------------------------------------------
Expected dividend yield                                                                  -              -              -
Expected stock price volatility                                                        .77            .42            .35
Risk-free interest rate                                                               3.78           4.88           4.99
Expected life of options (years)                                                      5.00           7.87           7.87


Derivative Instruments and Hedging Activities

     The Company accounts for derivative instruments in accordance with SFAS Nos. 133, 137, and 138 related to "Accounting for Derivative Instruments and Hedging Activities" ('SFAS No. 133, as amended'). Derivative instruments are recorded on the balance sheet as either an asset or liability measured at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded as a component of 'Accumulated other comprehensive income (loss)' and recognized in the 'Consolidated statements of operations' when the hedged item affects earnings. Ineffective portions of changes in the fair value of hedges are recognized in earnings. The Company adopted SFAS No. 133, as amended, in the first quarter of 2001. The adoption of SFAS No. 133 did not have an initial impact on the Company as the Company did not hold any derivatives prior to 2001.

     In 2001, the Company entered into interest rate swap agreements to manage and reduce the risk inherent in interest rate fluctuations. The Company entered into these agreements to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. These derivatives were classified as cash flow hedges as interest rate swap agreements are considered hedges of specific borrowings. Differences received under the swap agreements were recognized as adjustments to interest expense. Accordingly, changes in the fair value of these hedges were recorded in 'Accumulated other comprehensive loss' on the balance sheet. As of December 31, 2002, there were no interest rate swap agreements outstanding.

     Hedging interest rate exposure through the use of swaps were specifically contemplated to manage risk in keeping with management policy. The Company does not utilize derivatives for speculative purposes. These swaps were transaction-specific so that a specific debt instrument determined the amount, maturity and specifics of each swap.

Income Taxes

     The provision for income taxes is based on income before taxes as reported in the accompanying Consolidated Statements of Operations. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment includes anticipating future taxable income.

     The Company is subject to periodic review by federal, state, and local taxing authorities in the ordinary course of business. During 2001, the Company was notified by the Internal Revenue Service that certain prior year income tax returns would be examined. As part of this examination, the Company recorded a tax provision of $8.7 million in 2002 for a proposed adjustment with the Internal Revenue Service. For a further discussion, see Note 7 to the Consolidated Financial Statements.

Net Income (Loss) per Common Share

     The consolidated financial statements include 'basic' and 'diluted' per share information. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations were 100.8 million, 97.9 million, and 96.7 million in 2002, 2001 and 2000, respectively. The only difference in the computation of basic and diluted earnings per share is the inclusion of 310,000 and 864,000 potential common shares in 2001 and 2000, respectively. As the Company was in loss position for 2002, before the cumulative effect of an accounting change, the potential common shares for 2002 were excluded from the calculation of diluted earnings per share as the shares would have had an anti-dilutive effect. See
Note 10 to the Consolidated Financial Statements.

Excess Real Estate Obligations

     During June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the time an entity commits to a plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company adopted the provisions of SFAS No. 146 in 2002. In the fourth quarter of 2002, the Company recorded a $9.7 million charge relating to its abandonment of excess real estate obligations for certain vacant office space. See Note 17 to the Consolidated Financial Statements.

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

Reclassifications

     Certain amounts have been reclassified in 2000 and 2001 to conform to the 2002 presentation.


3. BUSINESS COMBINATIONS

     In July 2002, the Company acquired Elite Medical, Inc. (the 'Elite acquisition'), a health care staffing business. Purchase consideration included $7.0 million cash at closing, 1.1 million shares of MPS Common Stock valued at $8.7 million, and the entitlement of additional consideration of up to $1.0 million worth of MPS Common Stock.

     The Company did not make any acquisitions in 2001. During 2000, the Company acquired the following companies which were accounted for under the purchase method of accounting: Catapult Technology, Inc.; Brahma Software Solutions, Inc.; Brahma Technolutions, Inc.; T1 Design, Inc.; Red Eye Digital Media, LLC; ITIC, Inc.; Integral Results, Inc.; G.B. Roberts & Associates, Inc. d/b/a Ramworks; and Corporate Consulting Services, Inc. Purchase consideration for these 2000 acquisitions totaled $70.9 million, comprised of $63.6 million in cash and $7.4 million in notes payable to former stockholders.

     As the aforementioned acquisitions did not have a material effect on results of operations, pro forma information has not been shown.

     The Company, in the past, has been obligated under certain acquisition agreements to make earn-out payments to former stockholders of certain acquired companies, accounted for under the purchase method of accounting, upon attainment of certain earnings targets of the acquired companies. The Company recorded these payments as goodwill in accordance with EITF 95-8, 'Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination', rather than compensation expense. All earn-out payments were tied to the ownership interests of the selling stockholders of the acquired companies rather than being contingent upon any further employment with the Company. Any former owners who remained as employees of the Company received a compensation package which was comparable to other employees of the Company at the same level of responsibility. The Company has not made any material earn-out payments since 2000.

4.  INDEBTEDNESS

Indebtedness at December 31, 2002 and 2001 consisted of the following:

(dollar amounts in thousands)                                                              2002            2001
----------------------------------------------------------------------------------------------------------------
Credit facility (weighted average interest rate of 5.8%)                             $         -    $    101,000
Notes payable to former stockholders of acquired companies
   (interest ranging from 5.0% to 7.0%)                                                      334             757
                                                                                     ---------------------------
                                                                                             334         101,757
Current portion of notes payable                                                             334             757
                                                                                     ---------------------------
Long-term portion of notes payable                                                   $         -    $    101,000
                                                                                     ===========================

     The Company has a $200 million revolving credit facility which is syndicated to a group of 13 banks with Bank of America as the principal agent. This facility expires on October 27, 2003. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by the material subsidiaries of the Company. In addition, approval of an individual acquisition is required by the majority of the lenders if cash consideration for the acquisition would exceed 10% of consolidated stockholders' equity of the Company. In 2002, the Company reduced the notional amount of the facility from $350 million to $200 million to more closely align the Company's facility with its anticipated capital needs. The Company incurred certain costs directly related to obtaining the credit facility in the amount of approximately $2.4 million. These costs have been capitalized and are being amortized over the life of the credit facility.

     The $334,000 note payable to a former stockholder of an acquired company is included in the line item 'Accounts payable and accrued expenses' in the Consolidated Balance Sheet. The note payable matures in 2003.


5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

     The Company adopted SFAS No. 142 effective January 1, 2002. In connection with the adoption of SFAS No. 142, the Company discontinued amortizing goodwill. The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

                                                    IT            Professional            IT
(dollar amounts in thousands)                    Services           Services          Solutions           Total
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2001                $  592,037         $  312,952         $  260,972         $1,165,961
Impairment losses                                (338,449)           (87,969)          (240,247)          (666,665)
Acquisition of Elite Medical, Inc.                      -             12,500                  -             12,500
                                               -----------        -----------        -----------        -----------
Balance as of December 31, 2002                $  253,588         $  237,483         $   20,725         $  511,796
                                               ===========        ===========        ===========        ===========

     In accordance with SFAS No. 142, the Company performed transitional goodwill impairment tests at the reporting unit level as defined in SFAS No.
142. Reporting units are equal to or one level below reportable segments. The Company engaged an independent valuation consultant to assist with the transitional goodwill impairment tests.

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

     The fair value conclusion of the reporting units reflects an equally blended value of the market multiple approach and the DCF approach discussed above. As a result of performing steps 1 and 2 of the goodwill impairment test, a loss of $553.7 million, net of an income tax benefit of $113.0 million, was recognized and recorded as a cumulative effect of accounting change in the Consolidated Statements of Operations.

     During the fourth quarter of 2002, the Company completed the annual goodwill impairment tests, in which no additional impairment was recorded. However, the Company is subject to performing goodwill impairment tests on at least an annual basis going forward. If the fair value of the reporting units decrease below their respective carrying values, the Company may be subject to a material charge to earnings as a result of the impairment loss that will need to be recognized.

     The following table provides comparative disclosure of adjusted net income excluding goodwill amortization expense, net of income taxes, for the periods presented:

                                                                               Years Ended December 31,
                                                                   -------------------------------------------------
(dollar amounts in thousands except per share amounts)                  2002              2001               2000
--------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting change,
  as reported                                                      $   (12,592)      $     8,343        $   119,753
Goodwill amortization, net of income taxes                                   -            27,001             25,283
                                                                   ------------      ------------       ------------
Income (loss) before cumulative effect of accounting change,
  as adjusted                                                          (12,592)           35,344            145,036
Cumulative effect of accounting change, net of income taxes           (553,712)                -                  -
                                                                   ------------      ------------       ------------
Net income (loss), as adjusted                                     $  (566,304)      $    35,344        $   145,036
                                                                   ============      ============       ============

Basic income (loss) per common share:
  Income (loss) before cumulative effect of accounting change,
    as reported                                                    $     (0.12)      $      0.09        $      1.24
  Goodwill amortization, net of income taxes                                 -              0.28               0.26
                                                                   ------------      ------------       ------------
  Income (loss) before cumulative effect of accounting change,
    as adjusted                                                          (0.12)             0.36               1.50
  Cumulative effect of accounting change, net of income taxes            (5.49)                -                  -
                                                                   ------------      ------------       ------------
Basic net income (loss) per common share, as adjusted              $     (5.62)      $      0.36        $      1.50
                                                                   ============      ============       ============

Diluted income (loss) per common share:
  Income (loss) before cumulative effect of accounting change,
    as reported                                                    $     (0.12)      $      0.08        $      1.23
  Goodwill amortization, net of income taxes                                 -              0.28               0.26
                                                                   ------------      ------------       ------------
  Income (loss) before cumulative effect of accounting change,
    as adjusted                                                          (0.12)             0.36               1.49
  Cumulative effect of accounting change, net of income taxes            (5.49)                -                  -
                                                                   ------------      ------------       ------------
Diluted net income (loss) per common share, as adjusted            $     (5.62)      $      0.36        $      1.49
                                                                   ============      ============       ============

     In July  2002,  the  Company  completed  the Elite  acquisition,  which was subsequently re-branded as Soliant Health, and is included in the Company's professional services division. For the Elite acquisition, approximately $12.5 million was allocated to goodwill and the Company recorded a $932,000 amortizable intangible asset. The intangible asset relates to the existing value of the target's customer relationships at the date of acquisition. The Company recorded $466,000 of amortization expense on this asset in 2002. The remainder will be amortized in 2003.

6. COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases office space under various noncancelable operating leases. The following is a schedule of future minimum lease payments with terms in excess of one year (dollar amounts in thousands):

Year
-------------------------------------------------------------------------------------------------------
2003                                                                                           $ 19,739
2004                                                                                             16,657
2005                                                                                             12,476
2006                                                                                              6,935
2007                                                                                              5,906
Thereafter                                                                                       15,307
                                                                                               --------
                                                                                               $ 77,020
                                                                                               ========

     Total rent expense for 2002, 2001, and 2000 was $29.8 million, $28.2 million, and $25.8 million, respectively. See Note 17 to the Consolidated Financial Statements for discussion of a charge for exit costs that the Company recorded in the fourth quarter of 2002.

Litigation

     The Company is a party to a number of lawsuits and claims arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company, its financial position, its results of operations, or its cash flows.


7. INCOME TAXES

     A comparative analysis of the provision (benefit) for income taxes, before extraordinary items, is as follows (dollar amounts in thousands):

                              2002         2001         2000
--------------------------------------------------------------
Current:
   Federal                $ (18,891) $   (2,273)    $ (76,659)
   State                      1,557       1,657         2,945
   Foreign                    3,708       3,867         6,193
                          ------------------------------------
                            (13,626)      3,251       (67,521)
                          ------------------------------------
Deferred:
   Federal                   31,087      11,604         3,220
   State                     (1,428)      3,080        (3,032)
   Foreign                   (1,442)    (11,131)        4,234
                          ------------------------------------
                             28,217       3,553         4,422
                          ------------------------------------
                          $  14,591  $    6,804     $ (63,099)
                          ====================================

     The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes is attributable to the following (dollar amounts in thousands except percentage amounts):

                                                                  2002                  2001                  2000
                                                         -------------------------------------------------------------------
                                                          AMOUNT   PERCENTAGE    AMOUNT   PERCENTAGE     AMOUNT  PERCENTAGE
----------------------------------------------------------------------------------------------------------------------------
Tax computed using the federal statutory rate             $      700    35.0%   $   5,301     35.0%    $  19,829     35.0%
State income taxes, net of federal income tax effect             129     6.5        4,737     31.3           (87)    (0.1)
Non-deductible goodwill                                            -       -        3,187     21.0         2,957      5.2
Foreign tax credit carryforward                                  (49)   (2.5)         525      3.5        13,378     23.6
Investment in subsidiary                                       8,660   433.2            -        -       (99,705)  (176.0)
Reorganization of subsidiary                                       -       -       (7,909)   (52.2)            -        -
Capital loss carryforward                                      3,661   183.2            -        -             -        -
Other permanent differences                                    1,490    74.5          963      6.3           529      0.9
                                                         -------------------------------------------------------------------
                                                          $   14,591   729.9%   $   6,804     44.9%   $ (63,099)  (111.4)%
                                                         ===================================================================

     The components of the deferred tax assets and liabilities recorded in the Consolidated balance sheets are as follows:


(dollar amounts in thousands)                                                             2002            2001
------------------------------------------------------------------------------------------------------------------
Gross deferred tax assets:
   Self-insurance reserves                                                           $   1,669     $      2,003
   Allowance for doubtful accounts receivable                                            3,781            5,968
   Foreign tax credit carryforward                                                      21,611           21,389
   Net operating loss carryforward                                                       7,342           17,734
   Capital loss carryforward                                                             3,661                -
   Leases                                                                                3,395                -
   Amortization of goodwill                                                             53,829                -
   Other                                                                                 4,950            6,083
                                                                                     ---------------------------
    Total gross deferred tax assets                                                    100,238           53,177
                                                                                     ---------------------------
    Valuation allowance                                                                (25,050)         (16,303)
                                                                                     ---------------------------
      Total gross deferred tax assets, net of valuation allowance                       75,188           36,874
                                                                                     ---------------------------

Gross deferred tax liabilities:
   Amortization of goodwill                                                                  -          (44,558)
   Other                                                                                (7,717)          (8,657)
                                                                                     ---------------------------
      Total gross deferred tax liabilities                                              (7,717)         (53,215)
                                                                                     ---------------------------
      Net deferred tax asset (liability)                                             $  67,471     $    (16,341)
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

     The Company's valuation allowance at December 31, 2002, consisted of $14.0 million in foreign tax credit carryforwards, $7.3 million in state net operating loss carryforwards, and $3.7 million for a capital loss carryforward. The valuation allowance at December 31, 2001, consisted of $13.9 million in foreign tax credit carryforwards and $2.4 million in state net operating loss carryforwards.

     In addition to deferred tax expense, the Company's deferred tax asset increased by $113.0 million in 2002 for the income tax benefit recognized associated with the adoption of SFAS 142, and decreased $924,000 for derivative instruments recorded in equity.

     The Company has a net deferred tax asset in 2002 resulting primarily from its tax basis in deductible goodwill being greater than the associated financial statement carrying amount. The Company recognized an impairment loss recorded as a change in accounting principle associated with the Company's adoption of SFAS No. 142. This impairment reduced the financial statement carrying amount of goodwill. The Company's tax basis in its tax deductible goodwill will be deducted in the Company's income tax returns, generating $441.2 million of future tax deductions over the next 15 years.

     The Company is subject to periodic review by federal, state and local taxing authorities in the ordinary course of business. During 2001, the Company was notified by the Internal Revenue Service that certain prior year income tax returns would be examined. As part of this examination, the Company recorded a tax provision of $8.7 million in 2002 for a proposed adjustment with the Internal Revenue Service.


8. EMPLOYEE BENEFITS

Profit Sharing Plans

     The Company has a qualified contributory 401(k) profit sharing plan which covers all full-time employees over age twenty-one with over 90 days of employment and 375 hours of service. The Company made matching contributions of approximately $7.1 million, $7.0 million, net of forfeitures, to the profit sharing plan for 2001 and 2000, respectively. During 2002, management elected not to match employee deferrals. The Company reinstated the match for the 2003 plan year. Upon reinstatement, the Company redefined the terms to match at least 25% of employee contributions up to the first 5% of total eligible compensation, as defined in the various profit sharing plans.

     The Company has assumed many 401(k) plans of acquired subsidiaries. From time to time, the Company merges these plans into the Company's plan. Company contributions relating to these merged plans are included in the aforementioned total.

Deferred Compensation Plan

     The Company also has a non-qualified deferred compensation plan for its highly compensated employees. While the deferred compensation plan provides for matching contributions, management elected not to match employee deferrals for 2002, 2001 and 2000. The Company looks to invest the assets of the deferred compensation plan based on investment allocations of the employees. The liability to the employees for amounts deferred is included in 'Other' in the Liabilities section of the Consolidated Balance Sheet.

     Effective the beginning of 2002, the Company purchased insurance on the lives of its highly compensated employees. This company-owned life insurance is utilized to settle the Company's obligations of deferred compensation. The policies are issued by Mutual of New York ('MONY'). The Company has directed MONY to invest the assets consistent with the investment allocations of the employees. The cash surrender value of the company-owned life insurance is included in 'Other assets, net' in the Consolidated Balance Sheet.


9. STOCKHOLDERS' EQUITY

Stock Repurchase Plan

     The Company's Board of Directors had authorized the repurchase of up to $65.0 million of the Company's Common Stock. The Company began to utilize this authorization in the third quarter of 2002. As of December 31, 2002, 290,400 shares at a cost of $1.4 million have been repurchased under this authorization.

Incentive Employee Stock Plans

     During 1993, the Board of Directors approved the 1993 Stock Option Plan (the 1993 Plan) which provided for the granting of options for the purchase of up to an aggregate of 2.4 million shares of common stock to key employees.

     Under the 1993 Plan, the Stock Option Committee (the Committee) of the Board of Directors has the discretion to award stock options, stock appreciation rights (SARS) or restricted stock awards or non-qualified options and the option price shall be established by the Committee. Incentive stock options may be granted at an exercise price not less than 100% of the fair market value of a share on the effective date of the grant and non-qualified options may be granted at an exercise price not less than 50% of the fair market value of a share on the effective date of the grant. The Committee has not issued non-qualified options at an exercise price less than 100% of the fair market value and, therefore, the Company has not been required to recognize compensation expense for its stock option plans.

     During 1995, the Board of Directors approved the 1995 Stock Option Plan (the 1995 Plan) which originally provided for the granting of options up to an aggregate of 3.0 million shares of Common Stock to key employees under terms and provisions similar to the 1993 Plan. The 1995 plan was later amended to provide for the granting of an additional 11.0 million shares and, among other things, require the exercise price of non-qualified stock options to not be less than 100% of the fair market value of the stock on the date the option is granted, to limit the persons eligible to participate in the plan to employees, to eliminate the Company's ability to issue SARS and to amend the definition of a director to comply with Rule 16b-3 of the Securities Exchange Act of 1934, as amended and with Section 162(m) of the Internal Revenue Code of 1986, as amended. There were no material amendments to the 1995 Plan from 2000 to 2002.

     Additionally, the Company assumed the stock option plans of some its subsidiaries upon acquisition in accordance with terms of the respective merger agreements. As of December 31, 2002 and 2001, the assumed plans had an immaterial number of options outstanding.

Non-Employee Director Stock Plan

     During 1993, the Board of Directors of the Company approved a stock option plan (Director Plan) for non-employee directors, whereby 600,000 shares of common stock, subsequently amended in 1997 to 1.6 million shares, have been reserved for issuance to non-employee directors. The Director Plan allows each non-employee director to purchase 60,000 shares at an exercise price equal to the fair market value at the date of the grant upon election to the Board. In addition, the Director Plan provides for an annual issuance of non-qualified options to purchase 20,000 shares to each director, upon reelection, at an exercise price equal to the fair market value at the date of grant. The Board of Directors may also grant additional options to non-employee directors from time to time as the Board may determine in its discretion. The Committee has not issued non-qualified options at an exercise price less than 100% of the fair market value and, therefore, the Company has not been required to recognize compensation expense for its stock option plans. The options become exercisable ratably over a three-year period and expire ten years from the date of the grant. However, the options are exercisable for a maximum of three years after the individual ceases to be a director and, if the director ceases to be a director within one year of appointment, the options are cancelled. In 2002,
2001 and 2000,  the  Company  granted  180,000,  490,000  and  500,000  options, respectively, at an average exercise price of $6.31, $3.88 and $5.13, respectively.

     The following table summarizes the Company's Stock Option Plans:

                                                                                                         Weighted
                                                                                       Range of          Average
                                                                         Shares     Exercise Prices   Exercise Price
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                             15,052,688   $ 1.25 - $33.38      $  14.32
   Granted                                                              3,365,768   $ 3.56 - $18.00      $   9.70
   Exercised                                                             (379,597)  $ 1.25 - $14.70      $  12.22
   Canceled                                                            (3,421,498)  $ 2.54 - $33.38      $  12.00
                                                                       ----------------------------------------------
Balance, December 31, 2000                                             14,617,361   $ 1.25 - $33.38      $  13.83
   Granted                                                             12,489,156   $ 3.85 - $ 6.90      $   5.46
   Exercised                                                             (150,566)  $ 1.25 - $ 7.87      $   6.31
   Canceled                                                           (11,666,729)  $ 3.63 - $33.38      $  14.83
                                                                       ----------------------------------------------
Balance, December 31, 2001                                             15,289,222   $ 1.25 - $33.38      $   6.50
   Granted                                                              3,064,503   $ 5.24 - $ 8.45      $   5.44
   Exercised                                                           (2,871,696)  $ 2.85 - $ 9.65      $   8.18
   Canceled                                                              (955,513)  $ 3.63 - $17.38      $   7.98
                                                                       ----------------------------------------------
Balance, December 31, 2002                                             14,526,516   $ 1.25 - $33.38      $   6.19
                                                                       ==============================================

     In 2001, the Company adopted the 2001 Voluntary Stock Option Exchange Plan (the 'Option Exchange Plan') in an effort to improve the retention and incentive aspects of the Company's 1995 Plan, and to provide a mechanism to return shares to the 1995 Plan for future issuance. The Option Exchange Plan allowed eligible option holders, as defined, to voluntarily cancel existing options in exchange for new options to be issued no earlier than six months and one day following termination of existing options. The exercise price of the new options was the market price on the date of re-issuance. Vested options that were cancelled were re-granted on a one-for-one basis and were completely vested upon re-grant. Unvested options that were cancelled were re-granted on a one-for-two basis and will vest in equal annual installments over a three year period from the date of re-grant.

     The Option Exchange Plan was approved by the Compensation Committee and the non-employee members of the Board of Directors. The Company completed the Option Exchange Plan in the third quarter of 2001 with the re-grant of 8.2 million options. The Company did not incur any compensation charges in connection with the Option Exchange Plan.

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                                         Outstanding                          Exercisable
                                           ------------------------------------------- -----------------------------
                                                                        Average                        Average
                                                          Average       Exercise                       Exercise
                                            Shares        Life (a)       Price           Shares         Price
--------------------------------------------------------------------------------------------------------------------
$  1.25 - $  3.85                           2,745,625     8.55          $  3.78          972,969     $  3.68
$  3.94 - $  5.24                           3,311,299     9.08             5.13          645,249        4.77
$  5.60 - $  6.00                           6,087,904     8.62             6.00        5,323,650        6.00
$  6.35 - $ 11.00                           1,449,183     7.62             8.13          799,977        8.49
$ 11.06 - $ 22.38                             812,505     5.90            13.61          630,755       13.78
$ 22.88 - $ 33.38                             120,000     4.51            26.66          120,000       26.66
                                           -------------------------------------------------------------------------
Total                                      14,526,516     8.42          $  6.19        8,492,600     $  6.74
                                           =========================================================================

(a) Average contractual life remaining in years.

     At year-end 2001, options with an average exercise price of $6.82 were exercisable on 9.6 million shares; at year-end 2000, options with an average exercise price of $14.98 were exercisable on 8.9 million shares.

     During 2002 and 2001, the Company's Board of Directors issued restricted stock grants of 100,000 and 200,000 shares, respectively, to the Company's President and Chief Executive Officer, and grants of 103,333 shares and 200,000 shares to other members of senior management in 2002 and 2001, respectively. Additionally, in 2001, the Company's Board of Directors issued a restricted stock grant of 960,000 shares to the Company's Chairman of the Board, which is scheduled to vest on the fifth anniversary of issuance. The Company recorded $1.3 million and $5.8 million in Stockholders' equity for deferred compensation in 2002 and 2001, respectively. The Company recorded $2.2 million and $1.3 million of compensation expense in 2002 and 2001, respectively, for the vesting of these grants. The deferred compensation is amortized on a straight line basis over the vesting period of the grants.


10. NET INCOME PER COMMON SHARE

     The calculation of basic net (loss) income per common share and diluted net
(loss) income per common share is presented below:

(dollar amounts in thousands except per share amounts)                   2002              2001               2000
----------------------------------------------------------------------------------------------------------------------

Basic income (loss) per common share computation:
    Income (loss) before cumulative effect of accounting change      $   (12,592)      $     8,343        $   119,753
    Cumulative effect of accounting change, net of
      income taxes                                                      (553,712)                -                  -
                                                                     ------------      ------------       ------------
  Net income (loss)                                                  $  (566,304)      $     8,343        $   119,753
                                                                     ============      ============       ============
  Basic average common shares outstanding                                100,833            97,868             96,675
                                                                     ============      ============       ============
  Basic income (loss) per common share:
    Income (loss) before cumulative effect of accounting change      $     (0.12)      $      0.09        $      1.24
    Cumulative effect of accounting change, net of
      income taxes                                                         (5.49)                -                  -
                                                                     ------------      ------------       ------------
Basic net income (loss) per common share                             $     (5.62)      $      0.09        $      1.24
                                                                     ============      ============       ============

Diluted income (loss) per common share computation:
    Income (loss) before cumulative effect of accounting change      $   (12,592)      $     8,343        $   119,753
    Cumulative effect of accounting change, net of
      income taxes                                                      (553,712)                -                  -
                                                                     ------------      ------------       ------------
  Net income (loss)                                                  $  (566,304)      $     8,343        $   119,753
                                                                     ============      ============       ============
    Basic average common shares outstanding                              100,833            97,868             96,675
    Incremental shares from assumed exercise of stock options                  -               310                864
                                                                     ------------      ------------       ------------
  Diluted average common shares outstanding                              100,833            98,178             97,539
                                                                     ============      ============       ============
  Diluted income (loss) per common share:
    Income (loss) before cumulative effect of accounting change      $     (0.12)      $      0.08        $      1.23
    Cumulative effect of accounting change, net of
      income taxes                                                         (5.49)                -                  -
                                                                     ------------      ------------       ------------
Diluted net income (loss) per common share                           $     (5.62)      $      0.08        $      1.23
                                                                     ============      ============       ============


     Options to purchase 2.3 million, 7.8 million, and 12.8 million shares of common stock that were outstanding during 2002, 2001, and 2000 respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

11. RELATED PARTY

     During 2001, the Company's President and Chief Executive Officer issued the Company a promissory note for $1.5 million, bearing interest at 4.7%. Under the conditions of the note, if employment terms are met over 2001 and 2002, the unpaid principal and accrued interest will be forgiven. Accordingly, $0.75 million of unpaid principal and accrued interest was forgiven and recorded as compensation expense in the Company's Consolidated Statements of Operations in both 2002 and 2001.


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


13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses, and notes payable to former target shareholders approximate fair value due to the short-term maturities of these assets and liabilities. Borrowings under the revolving credit facility have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is considered by management to be a reasonable estimate of its fair value.


14. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

     A summary of furniture, equipment, and leasehold improvements at December 31, 2002 and 2001 is as follows (dollar amounts in thousands):

                                                   Estimated
                                                   Useful Life
                                                    in Years            2002              2001
                                                  -------------     -------------------------------

Furniture, equipment, and leasehold                  5 - 15 /
  improvements                                      lease term       $    97,770     $      98,871
Software                                                3                  8,299            10,353
Software development                                    5                 20,103            18,469
                                                                    -------------    --------------
                                                                         126,172           127,693
  Accumulated depreciation and amortization                               87,380            78,951
                                                                    -------------    --------------
Total furniture, equipment, and leasehold
  improvements, net                                                  $    38,792     $      48,742
                                                                    =============    ==============


     Total depreciation and amortization expense on furniture, equipment and leasehold improvements was $20.6 million, $21.7 million, and $16.9 million for 2002, 2001, and 2000, respectively.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     For the Three Months Ended                         For the
                                       ----------------------------------------------------------     Year Ended
(dollar amounts in thousands                Mar. 31,        June 30,       Sept. 30,       Dec. 31,      Dec. 31,
 except per share amounts)                   2002            2002           2002            2002          2002
-------------------------------------------------------------------------------------------------   ---------------
Revenue                                 $   296,453   $    288,653    $    289,428   $    280,436   $  1,154,970
Gross profit                                 76,258         74,521          75,935         75,072        301,786
Income (loss) before cumulative effect
  of accounting change                        1,946          4,176           5,290        (24,004)       (12,592)
Net income (loss)                          (551,766)         4,176           5,290        (24,004)      (566,304)
  Basic income (loss) per common share         0.02           0.04            0.05          (0.23)         (0.12)
  Basic loss per common share from
    accounting change                         (5.62)             -               -              -          (5.49)
Basic net income (loss) per
  common share                                (5.60)          0.04            0.05          (0.23)         (5.62)
  Diluted income (loss) per common share       0.02           0.04            0.05          (0.23)         (0.12)
  Diluted loss per common share from
    accounting change                         (5.49)             -               -              -          (5.49)
Diluted net income (loss) per
  common share                                (5.47)          0.04            0.05          (0.23)         (5.62)

                                                     For the Three Months Ended                         For the
                                       ----------------------------------------------------------     Year Ended
(dollar amounts in thousands                Mar. 31,       June 30,         Sept. 30,     Dec. 31,        Dec. 31,
 except per share amounts)                   2001           2001             2001          2001            2001
-------------------------------------------------------------------------------------------------   ---------------
Revenue                                 $   444,410   $    409,639    $    368,853   $    325,587   $  1,548,489
Gross profit                                123,715        115,303          98,009         84,018        421,045
Net income (loss)                             6,418          3,581           1,078         (2,734)         8,343
Basic net income (loss) per
  common share                                 0.07           0.04            0.01          (0.03)          0.09
Diluted net income (loss) per
  common share                                 0.07           0.04            0.01          (0.03)          0.08



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

     The Company has three reportable segments: IT services, professional services, and IT solutions. The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The IT services division offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support. The professional services division provides expertise in a wide variety of disciplines including accounting and finance, law, engineering and technical, workforce management, executive search, human resource consulting, and health care. The IT solutions division, operating under the brand Idea Integration, provides IT strategy consulting, design and branding, application development, and integration. The professional services division's results for 2001 and 2000, include the results of the Company's scientific operating unit. Results for 2002 do not include this unit as it was sold in December 2001. The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments.

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

     The following table summarizes segment and geographic information:

(dollar amounts in thousands)                             2002              2001              2000
-----------------------------------------------------------------------------------------------------

Revenue
   IT services                                       $    575,312      $    770,830      $    933,968
   Professional services                                  495,157           608,850           652,626
   IT solutions                                            84,501           168,809           241,092
                                                     ------------      ------------      ------------
         Total revenue                               $  1,154,970      $  1,548,489      $  1,827,686
                                                     ============      ============      ============

Gross profit
   IT services                                       $    122,294      $    168,317      $    208,463
   Professional services                                  151,061           197,997           217,464
   IT solutions                                            28,431            54,731           104,925
                                                     ------------      ------------      ------------
         Total gross profit                          $    301,786      $    421,045      $    530,852
                                                     ============      ============      ============

Income (loss) before provision for income taxes
 and cumulative effect of accounting change
   IT services                                       $     10,639      $     32,811      $     52,882
   Professional services                                   24,820            51,416            72,488
   IT solutions                                            (3,649)          (21,483)            9,599
                                                     ------------      ------------      ------------
                                                           31,810            62,744           134,969
   Amortization of goodwill                                     -           (38,398)          (37,029)
   Charges (a)                                            (25,864)                -           (19,665)
   Corporate interest and other income                     (3,947)           (9,199)          (21,621)
                                                     ------------      ------------      ------------
   Total income before provision for income taxes
    and cumulative effect of accounting change      $      1,999      $     15,147      $     56,654
                                                     ============      ============      ============


Geographic Areas
   Revenue
      United States                                  $    778,266      $  1,123,360      $  1,398,876
      U.K.                                                364,304           412,528           417,414
      Other                                                12,400            12,601            11,396
                                                     ------------      ------------      ------------
         Total revenue                               $  1,154,970      $  1,548,489      $  1,827,686
                                                     ============      ============      ============



                                                                          December 31,
                                                               -------------------------------
(dollar amounts in thousands)                                        2002              2001
----------------------------------------------------------------------------------------------

Assets
   IT services                                                  $    457,163      $    781,845
   Professional services                                             380,340           426,547
   IT solutions                                                       59,700           319,284
                                                                ------------      ------------
                                                                     897,203         1,527,676
      Corporate                                                          780            15,946
                                                                ------------      ------------
         Total assets                                           $    897,983      $  1,543,622
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $    636,351      $  1,133,372
      U.K.                                                           254,169           399,259
      Other                                                            7,463            10,991
                                                                ------------      ------------
         Total assets                                           $    897,983      $  1,543,622
                                                                ============      ============

(a) Charges for the year ended December 31, 2002 include (1) $16.2 million impairment of minority investment, and (2) 9.7 million exit costs. Charges for the year ended December 31, 2000 include (1) $13.1 million asset write down related to the sale of discontinued operations, (2) $7.3 million of costs related to the cancelled separation and spin-off of the IT services division and the cancelled initial public offering of the IT solutions division and (3) $753,000 exit recapture.

17.   Excess Real Estate Obligations

     In 2001 and 2002, the Company experienced a material decrease in demand for its domestic operations. To reflect this decreased demand, the Company made attempts to realign its real estate capacity needs and thus vacate and reorganize certain office space.

     In the fourth quarter of 2002, management determined that the Company would not be able to utilize this vacated office space and, therefore, notified the respective lessors of their intentions. This determination eliminated the economic benefit associated with the vacated office space. As a result, the Company recorded $9.7 million of contract termination costs, mainly due to, costs that will continue to be incurred under the lease contract for its remaining term without economic benefit to the Company. While the Company looks to settle excess lease obligations, the current economic environment has made it difficult for the Company to either settle or find acceptable subleasing opportunities. The average remaining lease term for the lease obligations included herein is approximately 2.5 years. The Company expects to realize $3.3 million in lease savings during 2003 as a result of the charge.

     The $9.7 million charge is included in the line item 'Exit costs (recapture)' in the Consolidated Statements of Operations for 2002. The following details the charge by reportable segment:

(dollar amounts in thousands)                             2002
-----------------------------------------------------------------

   IT services                                       $        675
   Professional services                                    1,163
   IT solutions                                             7,861
                                                     ------------
         Total revenue                               $      9,699
                                                     ============



18.   Equity Investment

     The Company had a minority investment in a privately held company that was recorded as a non-current asset, and was included in 'Other Assets, net' in the Consolidated Balance Sheet as of December 31, 2001. The asset was carried at its original cost plus accrued interest. The investment was originally made in 1996 and was set to mature in 2004. The Company was notified during the third quarter of 2002, that this privately held company was trying to raise additional capital through a recapitalization, at terms which would dilute the value of the Company's investment, should (a) the Company elect not to participate in the recapitalization and (b) the recapitalization be completed. In the fourth quarter, this privately held company completed the recapitalization. he Company elected not to participate in the recapitalization, which resulted in the investment being impaired. As a result, the Company wrote off the investment in its entirety recognizing a $16.2 million charge in the fourth quarter of 2002.

     The process of assessing whether a particular equity investment's net realizable value is less than its carrying cost requires a significant amount of judgment. The Company periodically monitors the investment for impairment by considering, among other things, the investee's cash position, projected cash flows, financing needs, liquidation preference, most recent valuation data (including the duration and extent to which the fair value is less than cost), the current investing environment, competition, and the Company's intent and ability to hold the investment.

                                    PART III

     Information required by Part III with respect to Directors and Executive Officers of the Registrant (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), and Certain Relationships and Related Transactions (Item 13) is to be included in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A (the 'Proxy Statement') not later than 120 days after the end of the fiscal year covered by this report. Such Proxy Statement, when filed, is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

     Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on their evaluation, the Chief Executive officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.

     The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

        Report of Independent Certified Public Accountants

        Consolidated Balance Sheets at December 31, 2002 and 2001

        Consolidated Statements of Operations for the years ended
           December 31, 2002, 2001, and 2000

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000

        Consolidated Statements of Cash Flows for the years ended
           December 31, 2002, 2001, and 2000

        Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules.

     Financial statement schedules required to be included in this report are either shown in the financial statements and notes thereto included in Item 8 of this report or have been omitted because they are not applicable.

(a) 3. Exhibits.

          See (c) below.

(b) Reports on Form 8-K.

               A report on Form 8-K dated November 14, 2002 was filed by the Company in November 2002. The report was filed under Item 9, Regulation FD Disclosure.

(c) Exhibits.

3.1     Amended and restated Articles of Incorporation. (10)

3.2     Amended and Restated Bylaws. (2)

10.1 Modis Professional Services, Inc. (now MPS Group, Inc.) 2001 Employee Stock Purchase Plan. (9)

10.2 AccuStaff Incorporated (now MPS Group, Inc.) amended and restated Non-Employee Director Stock Plan. (4)

10.3 Form of Non-Employee Director Stock Option Award Agreement, as amended. (6)

10.4    Profit Sharing Plan. (1)

10.5 Revolving Credit and Reimbursement Agreement by and between the Company and NationsBank National Association as Administration Agent and certain lenders named therein, dated October 30, 1998. (2)

10.5(a) Amendment agreement No. 1 to revolving credit and reimbursement agreement, dated October 27, 1999. (5)

10.5(b) Amendment agreement No. 3 to revolving credit and reimbursement agreement, dated October 25, 2000. (7)

10.6 Modis Professional Services, Inc. (now MPS Group, Inc.) Amended and Restated Stock Option Plan. (9)

10.7    Form of Stock Option Agreement under Modis Professional
        Services, Inc. (now MPS Group, Inc.) amended and restated 1995 Stock Option Plan. (9)

10.8    Chairman Employment Agreement with Derek E. Dewan. (8)

10.8(a) Restricted Stock Agreement with Derek E. Dewan. (8)

10.9    Amended and Restated Executive Employment Agreement with
        Timothy D. Payne. (8)

10.9(a) Restricted Stock Agreement with Timothy D. Payne. (12)

10.10   Amended and Restated Executive Employment Agreement with
        Robert P. Crouch. (8)

10.10(a)Restricted Stock Agreement with Robert P. Crouch. (12)

10.11 Modis Professional Services, Inc. (now MPS Group, Inc.) Executive Option Plan (3)

10.12   Senior Executive Annual Incentive Plan. (5)

10.13   Form of Director's Indemnification Agreement. (6)

10.14   Form of Officer's Indemnification Agreement. (6)

10.15 Form of Award Notification under the Modis Professional Services, Inc. (now MPS Group, Inc.) Senior Executive Annual Incentive Plan. (9)

10.16   Executive Deferred Compensation Plan. (11)

21      Subsidiaries of the Registrant.

23      Consent of PricewaterhouseCoopers LLP.

24      Form of Power of Attorney.

99.1    Report of the Audit Committee.

99.2    Certification of Timothy D. Payne pursuant to Rule 13a-14 and 15d-14.

99.3    Certification of Robert P. Crouch pursuant to Rule 13a-14 and 15d-14.

99.4    Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

99.5    Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.




(1) Incorporated by reference to the Company's Registration on Form S-1 (No. 33-78906).

(2) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 1999.

(3) Incorporated by reference to the Company's Registration on Form S-8 (No. 33-88329).

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 16, 1999.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 15, 1999.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 30, 2000.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K filed April 2, 2001.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 16, 2001.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 8, 2001.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 14, 2002.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 26, 2002.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2002.


EXHIBIT INDEX

21      Subsidiaries of the Registrant.

23      Consent of PricewaterhouseCoopers LLP.

24      Form of Power of Attorney.

99.1    Report of the Audit Committee.

99.2    Certification of Timothy D. Payne pursuant to Rule 13a-14 and 15d-14.

99.3    Certification of Robert P. Crouch pursuant to Rule 13a-14 and 15d-14.

99.4    Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

99.5    Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPS GROUP, INC.


By:  /s/ Timothy D. Payne
     Timothy D. Payne
     President and Chief Executive Officer

Date:  March 31, 2003

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                             Date


/s/ Timothy D. Payne             President, Chief                March 31, 2003
Timothy D. Payne                 Executive Officer and
                                 Director


/s/ Robert P. Crouch             Senior Vice President, Chief    March 31, 2003
Robert P. Crouch                 Financial Officer, Treasurer,
                                 and Chief Accounting Officer


/s/ Derek E. Dewan *             Chairman of the Board           March 31, 2003
Derek E. Dewan


/s/ Michael D. Abney *           Director                        March 31, 2003
Michael D. Abney


/s/ T. Wayne Davis *             Director                        March 31, 2003
T. Wayne Davis


/s/ Michael L. Huyghue *         Director                        March 31, 2003
Michael L. Huyghue


                                 Director
William M. Isaac


/s/ John R. Kennedy *            Director                        March 31, 2003
John R. Kennedy


/s/ Darla D. Moore *             Director                        March 31, 2003
Darla D. Moore


/s/ Peter J. Tanous *            Director                        March 31, 2003
Peter J. Tanous


/s/ Robert P. Crouch *By         Attorney-in-Fact                March 31, 2003
Robert P. Crouch