Form 10-Q
period 2003-03-31
MPS GROUP INC
filed 2003-05-15
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
                                       OR

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

There were 101,488,430 shares with a par value of $0.01 outstanding at May 2, 2003.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including but not limited to the specific factors discussed in Part I,
Item 2 of this report and under the heading 'Factors Which May Impact Future Results and Financial Condition.' In some cases, you can identify forward-looking statements by terminology such as 'will,' 'may,' 'should,' 'could,' 'expects,' 'plans,' 'indicates,' 'projects,' 'anticipates,' 'believes,' 'estimates,' 'appears,' 'predicts,' 'potential,' 'continues,' 'would,' or 'become' or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part I, Item 3, under 'Quantitative and Qualitative Disclosures About Market Risk' should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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



                                          MPS Group, Inc. and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited)
                 and December 31, 2002..............................................................................     3

             Unaudited Condensed Consolidated Statements of Income for the Three Months
                 ended March 31, 2003 and 2002......................................................................     4

             Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
                 ended March 31, 2003 and 2002......................................................................     5

             Unaudited Notes to Condensed Consolidated Financial Statements.........................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    11

Item 3       Quantitative and Qualitative Disclosures About Market Risks............................................    15

Item 4       Controls and Procedures................................................................................    18


Part II      Other Information

Item 1       Legal Proceedings......................................................................................    19

Item 2       Changes in Securities and Use of Proceeds..............................................................    19

Item 3       Defaults Upon Senior Securities........................................................................    19

Item 4       Submission of Matters to a Vote of Security Holders....................................................    19

Item 5       Other Information......................................................................................    19

Item 6       Exhibits and Reports on Form 8-K.......................................................................    19

             Signatures.............................................................................................    20

             Certifications.........................................................................................    21

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                        March 31,        December 31,
(dollar amounts in thousands except share amounts)                                        2003               2002
-----------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $    76,421      $     66,934
   Accounts receivable, net of allowance of $17,665 and $17,506                           181,577           185,510
   Prepaid expenses                                                                         5,384             5,099
   Deferred income taxes                                                                    3,350             3,386
   Other                                                                                   10,959            11,632
                                                                                     ----------------------------------
      Total current assets                                                                277,691           272,561
Furniture, equipment, and leasehold improvements, net                                      36,207            38,792
Goodwill, net                                                                             512,518           511,796
Deferred income taxes                                                                      63,258            64,085
Other assets, net                                                                          10,264            10,749
                                                                                     ----------------------------------
    Total assets                                                                      $   899,938      $    897,983
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                   45,382            49,834
   Accrued payroll and related taxes                                                       41,795            35,885
   Income taxes payable                                                                    17,622            14,911
                                                                                     ----------------------------------
     Total current liabilities                                                            104,799           100,630
Other                                                                                      15,282            15,794
                                                                                     ----------------------------------
     Total liabilities                                                                    120,081           116,424
                                                                                     ----------------------------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued                                                                          -                 -
   Common stock, $.01 par value; 400,000,000 shares authorized;
      102,542,029 and 102,531,491 shares issued, respectively                               1,025             1,025
   Additional contributed capital                                                         622,071           622,079
   Retained earnings                                                                      166,734           163,781
   Accumulated other comprehensive (loss) income                                           (1,167)               66
   Deferred stock compensation                                                             (3,453)           (3,958)
   Treasury stock, at cost (783,000 shares in 2003
      and 290,400 shares in 2002)                                                          (5,353)           (1,434)
                                                                                     ----------------------------------
     Total stockholders' equity                                                           779,857           781,559
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                       $   899,938      $    897,983
                                                                                     ==================================

See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income

                                                                       Three months ended March 31,
                                                                      ------------------------------
(dollar amounts in thousands except per share amounts)                      2003          2002
----------------------------------------------------------------------------------------------------
                                                                         (unaudited)   (unaudited)
Revenue                                                               $    271,799   $    296,453
Cost of revenue                                                            201,566        220,195
                                                                      ------------------------------
   Gross profit                                                             70,233         76,258
                                                                      ------------------------------
Operating expenses:
   General and administrative                                               60,602         66,547
   Depreciation and intangibles amortization                                 4,620          4,998
                                                                      ------------------------------
      Total operating expenses                                              65,222         71,545
                                                                      ------------------------------
Income from operations                                                       5,011          4,713
Other expense, net                                                               6          1,574
                                                                      ------------------------------
Income before provision for income taxes and
  cumulative effect of accounting change                                     5,005          3,139
Provision for income taxes                                                   2,052          1,193
                                                                      ------------------------------
Income before cumulative effect of accounting change                         2,953          1,946
Cumulative effect of accounting change (net of
  a $112,953 income tax benefit)                                                 -       (553,712)
                                                                      ------------------------------
Net income (loss)                                                     $      2,953   $   (551,766)
                                                                      ==============================

Basic net income (loss) per common share:
  Income before cumulative effect of accounting change                $       0.03   $       0.02
  Cumulative effect of accounting change, net of tax                             -          (5.62)
                                                                      ------------------------------
Basic net income (loss) per common share                              $       0.03   $      (5.60)
                                                                      ==============================
Average common shares outstanding, basic                                   102,004         98,475
                                                                      ==============================

Diluted income (loss) per common share:
  Income before cumulative effect of accounting change                $       0.03   $       0.02
  Cumulative effect of accounting change, net of tax                             -          (5.49)
                                                                      ------------------------------
Diluted net income (loss) per common share                            $       0.03   $      (5.47)
                                                                      ==============================
Average common shares outstanding, diluted                                 102,677        100,799
                                                                      ==============================


See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                                               Three months ended March 31,
                                                                              ------------------------------
(dollar amounts in thousands)                                                       2003          2002
------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)   (unaudited)
Cash flows from operating activities:

   Net income (loss)                                                         $     2,953    $   (551,766)
      Adjustments to net income (loss) to net cash provided by
         by operating activities:
            Cumulative effect of accounting change, net of tax                         -         553,712
            Depreciation and intangibles amortization                              4,620           4,998
            Changes in certain assets and liabilities, net of acquisitions:
               Accounts receivable                                                 3,023          20,059
               Prepaid expenses and other assets                                    (283)           (520)
               Deferred income taxes                                                 863           4,933
               Deferred compensation                                                 505             400
               Accounts payable and accrued expenses                              (2,057)         (7,209)
               Accrued payroll and related taxes                                   6,062             269
               Other, net                                                            (24)          4,169
                                                                          --------------- ---------------
                 Net cash provided by operating activities                        15,662          29,045
                                                                          --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                              (1,285)           (513)
   Purchase of businesses, net of cash acquired                                   (1,027)              -
                                                                          --------------- ---------------
                  Net cash used in investing activities                           (2,312)           (513)
                                                                          --------------- ---------------

Cash flows from financing activities:
   Repurchases of common stock                                                    (3,706)              -
   Discount realized on employee stock purchase plan                                 (38)           (490)
   Proceeds from stock options exercised                                              30           2,578
   Repayments on indebtedness                                                        (29)        (45,359)
                                                                          --------------- ---------------
                  Net cash used in financing activities                           (3,743)        (43,271)
                                                                          --------------- ---------------
Effect of exchange rate changes on cash and cash equivalents                        (120)           (309)

Net increase (decrease) in cash and cash equivalents                               9,487         (15,048)

Cash and cash equivalents, beginning of period                                    66,934          49,208
                                                                          --------------- ---------------
Cash and cash equivalents, end of period                                    $     76,421    $     34,160
                                                                          =============== ===============



See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation.

     The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ('SEC'). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2002.

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

Stock-Based Compensation

     During December 2002, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 148, 'Accounting for Stock-Based Compensation - Transition and Disclosure,' which provides for alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, 'Accounting for Stock-Based Compensation,' to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The Company accounts for its employee and director stock option plans in accordance with APB Opinion No. 25, 'Accounting for Stock Issued to Employees,' and related Interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company by applying the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

                                                                       Three months ended March 31,
                                                                      ------------------------------
(dollar amounts in thousands except per share amounts)                      2003          2002
----------------------------------------------------------------------------------------------------
Net income (loss)
   As reported                                                        $      2,953   $   (551,766)
     Total stock-based employee compensation expense determined under fair value based method for all awards, net of
     related tax effects                                                    (1,245)        (1,080)
                                                                         ---------------------------
   Pro forma                                                          $      1,708   $   (552,846)
                                                                         ===========================

Basic net income (loss) per common share
   As reported                                                        $       0.03   $      (5.60)
   Pro forma                                                          $       0.02   $      (5.61)
Diluted net income (loss) per common share
   As reported                                                        $       0.03   $      (5.47)
   Pro forma                                                          $       0.02   $      (5.48)

2.   Net Income per Common Share

     The calculation of basic net income (loss) per common share and diluted net income (loss) per common share is presented below:

                                                                       Three months ended March 31,
                                                                      ------------------------------
(dollar amounts in thousands except per share amounts)                      2003             2002
----------------------------------------------------------------------------------------------------

Basic income (loss) per common share computation:
    Income before cumulative effect of accounting change              $      2,953   $      1,946
    Cumulative effect of accounting change, net of tax                           -       (553,712)
                                                                      ------------------------------
  Net income (loss)                                                   $      2,953   $   (551,766)
                                                                      ==============================
  Basic average common shares outstanding                                  102,004         98,475
                                                                      ==============================
  Basic income (loss) per common share:
    Income before cumulative effect of accounting change              $       0.03   $       0.02
    Cumulative effect of accounting change, net of tax                           -          (5.62)
                                                                      ------------------------------
Basic net income (loss) per common share                              $       0.03   $      (5.60)
                                                                      ==============================

Diluted income (loss) per common share computation:
    Income before cumulative effect of accounting change              $      2,953   $      1,946
    Cumulative effect of accounting change, net of tax                           -       (553,712)
                                                                      ------------------------------
  Net income (loss)                                                   $      2,953   $   (551,766)
                                                                      ==============================
    Basic average common shares outstanding                                102,004         98,475
    Incremental shares from assumed exercise of stock options                  673          2,324
                                                                      ------------------------------
  Diluted average common shares outstanding                                102,677        100,799
                                                                      ==============================
  Diluted income (loss) per common share:
    Income before cumulative effect of accounting change              $       0.03   $       0.02
    Cumulative effect of accounting change, net of tax                           -          (5.49)
                                                                      ------------------------------
Diluted net income (loss) per common share                            $       0.03   $      (5.47)
                                                                      ==============================


     Options to purchase 8.5 million and 2.4 million shares of common stock that were outstanding as of March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.


3.   Commitments and Contingencies

Litigation

     The Company is a party to a number of lawsuits and claims arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company, its financial position, its results of operations, or its cash flows.

4.   Segment Reporting

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

     The Company has three reportable segments: IT services, professional services, and IT solutions. The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The IT services division offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support. The professional services division provides expertise in a wide variety of disciplines including accounting and finance, law, engineering and technical, workforce management, executive search, human resource consulting, and health care. The IT solutions division, operating under the brand Idea Integration, provides IT strategy consulting, design and branding, application development, and integration. The professional services division's results for the three months ended March 31, 2003, include the results of the Company's health care staffing unit, which was acquired by the Company in July 2002, and the results from an immaterial acquisition of a legal staffing business, which was acquired in the first quarter of 2003. The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments.

     The following table summarizes segment and geographic information:

                                                           Three Months Ended
                                                    -------------------------------
                                                       March 31,         March 31,
(dollar amounts in thousands)                             2003              2002
-----------------------------------------------------------------------------------
Revenue
   IT services                                       $    126,620      $    150,747
   Professional services                                  126,977           122,908
   IT solutions                                            18,202            22,798
                                                     ------------      ------------
         Total revenue                               $    271,799      $    296,453
                                                     ============      ============

Gross profit
   IT services                                       $     27,593      $     30,935
   Professional services                                   36,420            37,973
   IT solutions                                             6,220             7,350
                                                     ------------      ------------
         Total gross profit                          $     70,233      $     76,258
                                                     ============      ============

Income before provision for income taxes and
  cumulative effect of accounting change
   IT services                                       $        575      $        691
   Professional services                                    4,020             6,245
   IT solutions                                               416            (2,223)
                                                     ------------      ------------
                                                            5,011             4,713
   Corporate interest and other expense, net                   (6)           (1,574)
                                                     ------------      ------------
   Total income before provision for income taxes
     and cumulative effect of accounting change      $      5,005      $      3,139
                                                     ============      ============

Geographic Areas
   Revenue
      United States                                  $    178,691      $    201,667
      U.K.                                                 90,409            91,537
      Other                                                 2,699             3,249
                                                     ------------      ------------
         Total revenue                               $    271,799      $    296,453
                                                     ============      ============



                                                                   March 31,       December 31,
                                                                      2003              2002
----------------------------------------------------------------------------------------------

Assets
   IT services                                                  $    472,289      $    457,163
   Professional services                                             371,272           380,340
   IT solutions                                                       55,766            59,700
                                                                ------------      ------------
                                                                     899,327           897,203
      Corporate                                                          611               780
                                                                ------------      ------------
         Total assets                                           $    899,938      $    897,983
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $    637,495      $    636,351
      U.K.                                                           255,169           254,169
      Other                                                            7,274             7,463
                                                                ------------      ------------
         Total assets                                           $    899,938      $    897,983
                                                                ============      ============



5.   Comprehensive Income

     The Company discloses other comprehensive income in accordance with SFAS No. 130, 'Reporting Comprehensive Income'. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting. A summary of comprehensive income for the three months ended March 31, 2003 and 2002, is as follows:


                                                Three months ended March 31,
                                               ------------------------------
                                                   2003               2002
-----------------------------------------------------------------------------
Net income (loss)                              $    2,953         $ (551,766)

  Unrealized loss on foreign currency
    translation adjustments (a)                    (1,233)            (1,407)
  Unrealized gain on derivative instruments,
    net of deferred taxes                               -                830
                                               -----------         ----------
  Total other comprehensive loss                   (1,233)              (577)

Comprehensive income (loss)                    $    1,720         $ (552,343)
                                               ===========         ==========


(a) The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

6.   Excess Real Estate Obligations

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

     In 2001 and 2002, the Company experienced a material decrease in demand for its domestic operations. To reflect this decreased demand, the Company made attempts to realign its real estate capacity needs by vacating and reorganizing certain office space.

     In the fourth quarter of 2002, management determined that the Company would not be able to utilize this vacated office space and, therefore, notified the respective lessors of their intentions. This determination eliminated the economic benefit associated with the vacated office space. As a result, the Company recorded a charge for contract termination costs, mainly due to, costs that will continue to be incurred under the lease contract for its remaining term without economic benefit to the Company. While the Company looks to settle excess lease obligations, the current economic environment has made it difficult for the Company to either settle or find acceptable subleasing opportunities. The average remaining lease term for the lease obligations included herein is approximately 2.5 years.

     The following table summarizes the activity of the charge for contract termination costs from origination through March 31, 2003 by reportable segment:

                                                    IT            Professional            IT
(dollar amounts in thousands)                    Services           Services          Solutions           Total
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2002                $      675         $    1,163         $    7,861         $    9,699
Costs paid or otherwise settled during the
   three months ended March 31, 2003                 (184)              (157)            (1,862)            (2,203)
                                               -----------        -----------        -----------        -----------
Balance as of March 31, 2003                   $      491              1,006              5,999              7,496
                                               ===========        ===========        ===========        ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MPS Group, Inc. ('MPS' or the 'Company') (NYSE:MPS) is a leading global provider of business services with over 180 offices throughout the United States, Canada, the United Kingdom, and continental Europe. MPS delivers a mix of consulting, solutions, and staffing services in the disciplines such as IT services, finance and accounting, legal, engineering, IT solutions, workforce management, executive search, human capital automation, and health care.

The following detailed analysis of operations should be read in conjunction with the 2002 Consolidated Financial Statements and related notes included in the Company's Form 10-K for the year ended December 31, 2002.


Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

Consolidated Results

Revenue. Revenue decreased $24.7 million, or 8.3%, to $271.8 million in the three months ended March 31, 2003, from $296.5 million in the year earlier period. The decrease in revenue was attributable to diminished demand for the Company's services. For example, the Company's customers continued to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Included in the results for the three months ended March 31, 2003, was revenue from the Company's health care staffing business, which was acquired in July 2002, and revenue from an acquisition of a legal staffing business, for $1.6 million of consideration, in the first quarter of 2003. These businesses (together, the 'acquisitions') contributed $5.3 million in revenue for the three months ended March 31, 2003.

Approximately 34% of the Company's revenue for the three months ended March 31, 2003 was generated internationally, primarily in the United Kingdom. The Company's revenue is therefore subject to changes in foreign currency exchange rates. The weakening of the U.S. dollar in the first quarter of 2003 had a positive impact on revenue, as revenue, on a constant currency basis decreased 11.7%, as compared to the decrease of 8.3% above. Constant currency removes the impact on financial data from changes in exchange rates between the U.S. dollar and the functional currencies of its foreign subsidiaries, by translating the current period financial data into U.S. dollars using the same foreign currency exchange rates that were used to translate the financial data for the previous period.

Gross Profit. Gross profit decreased $6.1 million or 8.0% to $70.2 million in the three months ended March 31, 2003, from $76.3 million in the year earlier period. Gross margin increased slightly to 25.8% in the three months ended March 31, 2003, from 25.7% in the year earlier period.

Operating expenses. Total operating expenses decreased $6.3 million or 8.8% to $65.2 million in the three months ended March 31, 2003, from $71.5 million in the year earlier period. The Company's general and administrative ('G&A') expenses decreased $5.9 million, or 8.9%, to $60.6 million in the three months ended March 31, 2003, from $66.5 million in the year earlier period. As a percentage of revenue, the Company's G&A expenses decreased slightly to 22.3% in the three months ended March 31, 2003, from 22.4% in the year earlier period. The decrease in G&A expenses was attributable to a decrease in revenue for the first quarter of 2003, and cost reduction initiatives that were implemented throughout 2002 across MPS's divisions in response to the lower revenue levels. The decrease in revenue primarily reduces the variable component of compensation for the Company's employees. Certain of the cost reduction initiatives include the reduction of the Company's salaried workforce, and the realignment of compensation levels for the Company's employees.

Income from operations. Income from operations increased $0.3 million, or 6.4%, to $5.0 million in the three months ended March 31, 2003, from $4.7 million in the year earlier period.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facility and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $1.6 million, or 84.2%, to $0.3 million in the three months ended March 31, 2003, from $1.9 million in the year earlier period. The decrease in interest expense is related to the reduction of borrowings under the Company's credit facility between these two periods. As of March 31, 2002, the Company had $56 million outstanding under its credit facility, while there were no borrowings outstanding during the first quarter of 2003. Interest expense was offset by $0.3 million of interest and other income in both the three months ended March 31, 2003 and 2002.

Income taxes. The Company's effective tax rate increased to 41.0% in the three months ended March 31, 2003, as compared to 38.0% in the year earlier period. The increase was due to the higher level of non-deductible expenses in the first quarter of 2003.

Income before cumulative effect of accounting change. As a result of the foregoing, income before cumulative effect of accounting change increased $1.1 million, or 57.9%, to $3.0 million in the three months ended March 31, 2003, from $1.9 million in the year earlier period. Income before cumulative effect of accounting change as a percentage of revenue increased to 1.1% in the three months ended March 31, 2003, from 0.7% in the year earlier period.

Segment Results

IT Services division

Revenue in the IT services division decreased $24.1 million, or 16.0%, to $126.6 million in the first quarter of 2003, from $150.7 million in the year earlier period. On a constant currency basis, excluding the effects of exchange rates, revenue decreased 19.3%. The decrease in revenue was attributable to the diminished demand for IT services. The division's customers continued to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Of the division's revenue, approximately 62% and 64% was generated in the United States in the three months ended March 31, 2003 and 2002, respectively. The remainder was generated internationally, primarily in the United Kingdom. Revenue generated in the United States decreased 19.2% in the first quarter of 2003. On a constant currency basis, revenue decreased 19.6% for revenue generated internationally.

Gross profit for the IT services division decreased $3.3 million, or 10.8%, to $27.6 million in the first quarter of 2003, from $30.9 million in the year earlier period. The gross margin increased to 21.8% in the three months ended March 31, 2003, from 20.5% in the year earlier period. The increase in gross margin is attributable to the division's domestic operations where the gross margin increased to 25.7% in the first quarter of 2003, from 23.3% in the year earlier period. In the year earlier period, the division's domestic operations experienced a decrease in bill rates and a shift in the mix of its services, which exceeded the related decrease in pay rates of its primarily hourly employees. The Company was able to more effectively manage the differential in the bill and pay rates throughout 2002, which resulted in an increase in gross margin from the year earlier period. For revenue generated internationally, the gross margin remained constant at 15.4% for both the three months ended March 31, 2003 and 2002.

The IT services division's G&A expenses decreased $3.1 million, or 11.1%, to $24.8 million in the three months ended March 31, 2003, from $27.9 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 19.6% in the three months ended March 31, 2003, from 18.5% in the year earlier period. The decrease in the division's G&A expenses is associated with the decrease in revenue for the three months ended March 31, 2003, and cost reduction initiatives implemented within the division throughout 2002.

Income from operations for the IT services division  decreased $0.1 million,  or
14.3 %, to $0.6 million in the three months ended March 31, 2003, from $0.7 million in the year earlier period.


Professional services division

Revenue in the professional services division increased $4.1 million, or 3.3%, to $127.0 million in the three months ended March 31, 2003, from $122.9 million in the year earlier period. Acquisitions contributed $5.3 million in revenue for the three months ended March 31, 2003.

Of the division's revenue, approximately 65% and 64% was generated in the United States in the first quarter of 2003 and 2002, respectively. The remainder was generated in the United Kingdom. Excluding the contribution from acquisitions, revenue generated in the United States decreased 2.6% for the first quarter of 2003. On a constant currency basis, revenue decreased 8.8% for revenue generated in the United Kingdom. The decrease in revenue was attributable to the diminished demand for staffing services and workforce solutions provided by the division.

The professional services division operates primarily through five operating units consisting of accounting and finance, legal, engineering, workforce management and executive search, and health care, which contributed 41.1%, 13.1%, 34.2%, 7.6%, and 4.0%, respectively, of the division's revenue by group during the three months ended March 31, 2003, as compared to 43.3%, 11.1%, 34.7%, 10.9%, and 0%, respectively, during the year earlier period.

Gross profit for the professional services division decreased $1.6 million, or 4.2%, to $36.4 million in the first quarter of 2003, from $38.0 million in the year earlier period. The gross margin decreased to 28.7% in the three months ended March 31, 2003, from 30.9% in the year earlier period. The decrease in gross margin is primarily attributable to a decrease in bill rates for the services provided by the division and, to a lesser extent, the lower level of direct hire and permanent placement fees, which generate a higher margin. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 4.2% of revenue in the three months ended March 31, 2003, from 5.4% in the year earlier period.

The professional services division's G&A expenses increased $0.5 million, or 1.7%, to $30.8 million in the three months ended March 31, 2003, from $30.3 million in the year earlier period. On a constant currency basis, G&A expenses decreased 3.0%, as compared to the 1.7% increase above.

As a percentage of revenue, the division's G&A expenses decreased to 24.3% in the three months ended March 31, 2003, from 24.6% in the year earlier period. The decrease in the professional services division's G&A expenses is associated with the decrease in revenue, on a constant currency basis, for the first quarter of 2003, and cost reduction initiatives implemented within the division throughout 2002.

Income from operations for the professional services division decreased $2.2 million, or 35.5 %, to $4.0 million in the three months ended March 31, 2003, from $6.2 million in the year earlier period.


IT Solutions division

Revenue in the IT solutions division decreased $4.6 million, or 20.2%, to $18.2 million in the three months ended March 31, 2003, from $22.8 million in the year earlier period. Weak demand for IT consulting solutions was intensified by the uncertainties relating to the economy. As a result, management refined its focus by deciding to exit certain non-strategic markets. These markets, while generating revenue, were not producing positive income or cash flow from operations.

Gross profit for the IT solutions division decreased $1.2 million, or 16.2%, to $6.2 million in the three months ended March 31, 2003, from $7.4 million in the year earlier period. However, the gross margin increased to 34.2% in the first quarter of 2003, from 32.2% in the year earlier period. This increase was driven by higher utilization of the Company's salaried consultants. This division's business model, unlike the Company's other divisions, uses primarily salaried consultants to meet customer demand. To reflect lower customer demand, the division significantly reduced billable headcount during 2002.

The IT solutions division's G&A expenses decreased $3.3 million, or 39.8%, to $5.0 million in the three months ended March 31, 2003, from $8.3 million in the year earlier period. As a percentage of revenue, the division's G&A expenses decreased to 27.4% in the first quarter of 2003, from 36.6% in the year earlier period. The decrease in the division's G&A expenses was primarily related to reductions in its work force throughout 2002.

Income from operations for the IT solutions division increased $2.6 million, to $0.4 million in the three months ended March 31, 2003, from a $2.2 million loss in the year earlier period.



LIQUIDITY AND CAPITAL RESOURCES

The Company's historical capital requirements have principally been related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt and internally generated funds. The Company's operating cash flows and working capital requirements are affected significantly by the timing of payroll and by the receipt of payment from customers. Generally, the Company pays its consultants weekly or semi-monthly, and receives payments from customers within 30 to 90 days from the date of invoice.

The Company had working capital of $172.9 million and $171.9 million as of March 31, 2003 and December 31, 2002, respectively. The Company had cash and cash equivalents of $76.4 million and $66.9 million as of March 31, 2003 and December 31, 2002, respectively.

For the three months ended March 31, 2003 and 2002, the Company generated $15.7 million and $29.0 million of cash flow from operations, respectively. The reduction in cash flow from operations, from 2002 to 2003, is primarily due to a reduced level of earnings in the current year, which was somewhat offset by an improvement in receivables collection.

For the three months ended March 31, 2003, the Company used $2.3 million of cash for investing activities, of which $1.3 million were used for capital expenditures and $1.0 million for an acquisition of a legal staffing business. For the three months ended March 31, 2002, the Company used $0.5 million of cash for investing activities, all of which were used for capital expenditures.

For the three months ended March 31, 2003, the Company used $3.7 million of cash for financing activities, which were used for the repurchase of the Company's common stock. For the three months ended March 31, 2002, the Company used $43.3 million of cash for financing activities. This amount primarily represented repayments on the Company's credit facility and on notes issued in connection with the acquisition of certain companies. These repurchases and repayments were mainly funded from cash flow from operations.

The Company's Board of Directors has authorized the repurchase of up to $65.0 million of the Company's common stock. The Company began to utilize this authorization in the third quarter of 2002. As of May 2, 2003, 1.1 million shares at a cost of $5.4 million have been repurchased under this authorization.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the remainder of 2003, will be approximately $6.0 million.

While there can be no assurance in this regard, the Company believes that funds provided by operations, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.


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

At both December 31, 2002, and May 2, 2003, there were no borrowings outstanding under the credit facility. The Company had outstanding letters of credit in the amount of $2.4 million, reducing the amount of funds available under the credit facility to approximately $197.6 million at both December 31, 2002, and May 2, 2003. While there can be no assurance that a new credit facility can be obtained on terms acceptable to management, management expects to enter into a new revolving credit facility during 2003. The size and timing will depend upon the capital needs of the Company and the condition of the lending environment. While there can be no assurance in this regard, the Company believes that borrowings under the credit facility will not be needed to fund its operations for at least the next 12 months.




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

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 34% of its consolidated revenues for the three months ended March 31, 2003, from international operations, approximately 97% of which were from the United Kingdom. The British pound sterling to U.S. dollar exchange rate has decreased approximately 2% in 2003, from 1.61 at December 31, 2002 to 1.58 at March 31, 2003. The Company prepared sensitivity analyses to determine the adverse impact of hypothetical changes in the British pound sterling, relative to the U.S. Dollar, on the Company's results of operations and cash flows. However, the analysis did not include the potential impact on sales levels resulting from a change in the British pound sterling. An additional 10% adverse movement in the exchange rate would have had an immaterial impact on the Company's cash flows and financial position for the three months ended March 31, 2003. While fluctuations in the British pound sterling have not historically had a material impact on the Company's consolidated results of operations, the lower level of earnings resulting from a decrease in demand for the services provided by the Company's domestic operations have increased the impact of exchange rate fluctuations. As of March 31, 2003, the Company did not hold and has not previously entered into any foreign currency derivative instruments.

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

Item 4. Controls And Procedures

     Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) within the 90-day period preceding the filing of this report. Based on their evaluation, the Chief Executive officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that Chief Executive Officer and Chief Financial Officer completed their last evaluation of internal controls.

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

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

              3.2      Amended and Restated Bylaws.

              10.16(a) Amendment to Executive Deferred Compensation Plan.

              10.16(b) Executive Deferred Compensation Plan, as amended.

              10.17 Form of Executive Employment Agreement entered into by Gregory D. Holland, Tyra H. Tutor, and Richard
                       L. White.

              10.18 Form of Director's and Officer's Indemnification Agreement entered into by Richard J. Heckmann and Arthur B. Laffer.

              24(a) Form of Power of Attorney entered into by Richard J. Heckmann and Arthur B. Laffer.

              99.1 Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

              99.2 Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.


         B. Reports on Form 8-K

               Reports on Form 8-K dated January 24, 2003 and February 5, 2003, were filed by the Company in January and February, respectively. The reports were filed under Item 5, Other Events.

SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                             Date


/s/ Timothy D. Payne             President, Chief                May 15, 2003
Timothy D. Payne                 Executive Officer and
                                 Director


/s/ Robert P. Crouch             Senior Vice President, Chief    May 15, 2003
Robert P. Crouch                 Financial Officer, Treasurer,
                                 and Chief Accounting Officer

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

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Dated:   May 15, 2003



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

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Dated:   May 15, 2003



/s/ Robert P. Crouch
-------------------------------------
Robert P. Crouch
Senior Vice President and
Chief Financial Officer