Form 10-Q
period 2003-06-30
MPS GROUP INC
filed 2003-08-14
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
                                       OR

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

There were 101,958,920 shares with a par value of $0.01 outstanding at August 1, 2003.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in Part I,
Item 2 of this report and under the heading 'Factors Which May Impact Future Results and Financial Condition.' In some cases, you can identify forward-looking statements by terminology such as 'will,' 'may,' 'should,' 'could,' 'expects,' 'plans,' 'indicates,' 'projects,' 'anticipates,' 'believes,' 'estimates,' 'appears,' 'predicts,' 'potential,' 'continues,' 'would,' or 'become' or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part I, Item 3, under 'Quantitative and Qualitative Disclosures About Market Risk' should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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



                                          MPS Group, Inc. and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited)
                 and December 31, 2002..............................................................................     3

             Unaudited Condensed Consolidated Statements of Income for the Three and Six Months
                 ended June 30, 2003 and 2002.......................................................................     4

             Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
                 ended June 30, 2003 and 2002.......................................................................     5

             Unaudited Notes to Condensed Consolidated Financial Statements.........................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    11

Item 3       Quantitative and Qualitative Disclosures About Market Risks............................................    17

Item 4       Controls and Procedures................................................................................    20


Part II      Other Information

Item 1       Legal Proceedings......................................................................................    21

Item 2       Changes in Securities and Use of Proceeds..............................................................    21

Item 3       Defaults Upon Senior Securities........................................................................    21

Item 4       Submission of Matters to a Vote of Security Holders....................................................    21

Item 5       Other Information......................................................................................    21

Item 6       Exhibits and Reports on Form 8-K.......................................................................    21

             Signatures.............................................................................................    22

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets


                                                                                       June 30,         December 31,
(dollar amounts in thousands except per share amounts)                                   2003               2002
-----------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $   102,368      $     66,934
   Accounts receivable, net of allowance of $16,084 and $17,506                           160,687           185,510
   Prepaid expenses                                                                         7,162             5,099
   Deferred income taxes                                                                    3,313             3,386
   Other                                                                                    7,941            11,632
                                                                                     ----------------------------------
      Total current assets                                                                281,471           272,561
Furniture, equipment, and leasehold improvements, net                                      34,805            38,792
Goodwill, net                                                                             512,339           511,796
Deferred income taxes                                                                      55,647            64,085
Other assets, net                                                                          10,383            10,749
                                                                                     ----------------------------------
    Total assets                                                                      $   894,645      $    897,983
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                              $    37,720      $     49,834
   Accrued payroll and related taxes                                                       38,466            35,885
   Income taxes payable                                                                    16,579            14,911
                                                                                     ----------------------------------
     Total current liabilities                                                             92,765           100,630
Other                                                                                      16,012            15,794
                                                                                     ----------------------------------
     Total liabilities                                                                    108,777           116,424
                                                                                     ----------------------------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                          -                 -
   Common stock, $.01 par value; 400,000,000 shares authorized;
      102,656,905 and 102,531,491 shares issued, respectively                               1,027             1,025
   Additional contributed capital                                                         623,118           622,079
   Retained earnings                                                                      172,553           163,781
   Accumulated other comprehensive income                                                   1,341                66
   Deferred stock compensation                                                             (3,111)           (3,958)
   Treasury stock, at cost (1,613,400 shares in 2003 and 290,400 shares in 2002)           (9,060)           (1,434)
                                                                                     ----------------------------------
     Total stockholders' equity                                                           785,868           781,559
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                       $   894,645      $    897,983
                                                                                     ==================================

See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income


                                                                  Three Months Ended                  Six Months Ended
                                                            -------------------------------    -------------------------------
                                                              June 30,          June 30,          June 30,         June 30,
(dollar amounts in thousands except per share amounts)          2003              2002              2003             2002
------------------------------------------------------------------------------------------------------------------------------
                                                            (unaudited)       (unaudited)       (unaudited)      (unaudited)

Revenue                                                      $   278,903       $   288,653     $     550,702     $    585,106
Cost of revenue                                                  203,432           214,132           404,998          434,327
                                                            -------------     -------------    --------------    -------------
   Gross profit                                                   75,471            74,521           145,704          150,779
                                                            -------------     -------------    --------------    -------------
Operating expenses:
   General and administrative                                     61,161            61,550           121,758          128,097
   Depreciation and intangibles amortization                       4,439             4,925             9,059            9,923
                                                            -------------     -------------    --------------    -------------
      Total operating expenses                                    65,600            66,475           130,817          138,020
                                                            -------------     -------------    --------------    -------------
Income from operations                                             9,871             8,046            14,887           12,759
Other expense, net                                                     9               981                15            2,555
                                                            -------------     -------------    --------------    -------------
Income before provision for income taxes and
  cumulative effect of accounting change                           9,862             7,065            14,872           10,204
Provision for income taxes                                         4,043             2,889             6,109            4,082
                                                            -------------     -------------    --------------    -------------
Income before cumulative effect of accounting change               5,819             4,176             8,763            6,122
Cumulative effect of accounting change (net of
  a $112,953 income tax benefit)                                       -                 -                 -         (553,712)
                                                            -------------     -------------    --------------    -------------
Net income (loss)                                            $     5,819        $    4,176       $     8,763       $ (547,590)
                                                            =============     =============    ==============    =============

Basic net income (loss) per common share:
  Income before cumulative effect of accounting change       $      0.06        $     0.04       $      0.09       $     0.06
  Cumulative effect of accounting change, net of tax                   -                 -                 -            (5.57)
                                                            -------------     -------------    --------------    -------------
Basic net income (loss) per common share                     $      0.06        $     0.04       $      0.09       $    (5.51)
                                                            =============     =============    ==============    =============
Average common shares outstanding, basic                         101,242           100,166           101,623           99,320
                                                            =============     =============    ==============    =============

Diluted net income (loss) per common share:
  Income before cumulative effect of accounting change       $      0.06        $     0.04       $      0.09       $     0.06
  Cumulative effect of accounting change, net of tax                   -                 -                 -            (5.43)
                                                            -------------     -------------    --------------    -------------
Diluted net income (loss) per common share                   $      0.06        $     0.04       $      0.09       $    (5.37)
                                                            =============     =============    ==============    =============
Average common shares outstanding, diluted                       103,002           102,996           102,840          101,897
                                                            =============     =============    ==============    =============

See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                                                Six months ended June 30,
                                                                              ------------------------------
(dollar amounts in thousands)                                                       2003          2002
------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)    (unaudited)
Cash flows from operating activities:

   Net income (loss)                                                         $     8,763    $   (547,590)
      Adjustments to net income (loss) to net cash provided
         by operating activities:
            Cumulative effect of accounting change, net of tax                         -         553,712
            Depreciation and intangibles amortization                              9,059           9,923
            Changes in assets and liabilities:
               Accounts receivable                                                27,330          32,367
               Prepaid expenses and other assets                                  (2,061)           (128)
               Deferred income taxes                                               8,511           9,003
               Deferred compensation                                                 847             864
               Accounts payable and accrued expenses                             (10,258)        (11,395)
               Accrued payroll and related taxes                                   2,277             689
               Other, net                                                          2,528          (2,220)
                                                                          --------------- ---------------
                 Net cash provided by operating activities                        46,996          45,225
                                                                          --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                              (3,389)         (2,645)
   Purchase of businesses, net of cash acquired                                     (848)              -
                                                                          --------------- ---------------
                 Net cash used in investing activities                            (4,237)         (2,645)
                                                                          --------------- ---------------

Cash flows from financing activities:
   Repurchases of common stock                                                    (7,626)              -
   Discount realized on employee stock purchase plan                                (164)           (391)
   Proceeds from stock options exercised                                             457          16,704
   Repayments on indebtedness                                                        (69)        (45,382)
                                                                          --------------- ---------------
                 Net cash used in financing activities                            (7,402)        (29,069)
                                                                          --------------- ---------------
Effect of exchange rate changes on cash and cash equivalents                          77             513

Net increase in cash and cash equivalents                                         35,434          14,024

Cash and cash equivalents, beginning of period                                    66,934          49,208
                                                                          --------------- ---------------
Cash and cash equivalents, end of period                                    $    102,368    $     63,232
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

Recent Accounting Pronouncements

     During April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. Management does do not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements, as the Company is not currently a party to derivative financial instruments addressed by this standard.

     During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company has not issued any financial instruments with the scope of SFAS No. 150, nor does it currently hold any financial instruments within its scope.

Stock-Based Compensation

     During  December  2002,  the FASB  issued  SFAS No.  148,  'Accounting  for
Stock-Based Compensation - Transition and Disclosure,' which provides for alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, 'Accounting for Stock-Based Compensation,' to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The Company accounts for its employee and director stock option plans in accordance with Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees,' and related Interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company by applying the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation, net income (loss) and earnings
(loss) per share would have been reduced to the pro forma amounts indicated below.

                                                                         Three Months Ended                   Six Months Ended
                                                                  -----------------------------       -----------------------------
                                                                      June 30,       June 30,            June 30,       June 30,
(dollar amounts in thousands except per share amounts)                 2003           2002                2003           2002
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)
   As reported                                                     $     5,819    $     4,176        $     8,763    $  (547,590)
     Total stock-based employee compensation expense determined under fair value based method for all awards, net of
     related tax effects                                                (1,309)        (1,093)            (2,554)        (2,173)
                                                                   ---------------------------       ---------------------------
   Pro forma                                                       $     4,510    $     3,083        $     6,209    $  (549,763)
                                                                   ===========================       ===========================
Basic net income (loss) per common share
   As reported                                                     $      0.06    $      0.04        $      0.09    $     (5.51)
   Pro forma                                                       $      0.04    $      0.03        $      0.06    $     (5.54)
Diluted net income (loss) per common share
   As reported                                                     $      0.06    $      0.04        $      0.09    $     (5.37)
   Pro forma                                                       $      0.04    $      0.03        $      0.06    $     (5.40)

2.   Net Income per Common Share

     The calculation of basic net income (loss) per common share and diluted net income (loss) per common share is presented below:

                                                                        Three Months Ended                   Six Months Ended
                                                                ------------------------------       ------------------------------
                                                                   June 30,          June 30,           June 30,          June 30,
(dollar amounts in thousands except per share amounts)              2003              2002               2003              2002
-----------------------------------------------------------------------------------------------------------------------------------
Basic income (loss) per common share computation:
    Income before cumulative effect of accounting change        $     5,819       $     4,176        $     8,763        $    6,122
    Cumulative effect of accounting change, net of tax                    -                 -                  -          (553,712)
                                                                ------------      ------------       ------------      ------------
  Net income (loss)                                             $     5,819       $     4,176        $     8,763        $ (547,590)
                                                                ============      ============       ============      ============
  Basic average common shares outstanding                           101,242           100,166            101,623            99,320
                                                                ============      ============       ============      ============
  Basic income (loss) per common share:
    Income before cumulative effect of accounting change        $      0.06       $      0.04        $      0.09        $     0.06
    Cumulative effect of accounting change, net of tax                    -                 -                  -             (5.57)
                                                                ------------      ------------       ------------      ------------
Basic net income (loss) per common share                        $      0.06       $      0.04        $      0.09        $    (5.51)
                                                                ============      ============       ============      ============

Diluted income (loss) per common share computation:
    Income before cumulative effect of accounting change        $     5,819       $     4,176        $     8,763        $    6,122
    Cumulative effect of accounting change, net of tax                    -                 -                  -          (553,712)
                                                                ------------      ------------       ------------      ------------
  Net income (loss)                                             $     5,819       $     4,176        $     8,763        $ (547,590)
                                                                ============      ============       ============      ============
    Basic average common shares outstanding                         101,242           100,166            101,623            99,320
    Incremental shares from assumed exercise of stock options         1,760             2,830              1,217             2,577
                                                                ------------      ------------       ------------      ------------
  Diluted average common shares outstanding                         103,002           102,996            102,840           101,897
                                                                ============      ============       ============      ============
  Diluted income (loss) per common share:
    Income before cumulative effect of accounting change        $      0.06       $      0.04        $      0.09        $     0.06
    Cumulative effect of accounting change, net of tax                    -                 -                  -             (5.43)
                                                                ------------      ------------       ------------      ------------
Diluted net income (loss) per common share                      $      0.06       $      0.04        $      0.09        $    (5.37)
                                                                ============      ============       ============      ============

     Options to purchase shares of common stock were not included in the computation of diluted earnings per share if the exercise prices of these options were greater than the average market price of the common shares. So, for the three months ended June 30, 2003 and 2002, options to purchase 2.1 million and 1.5 million shares of common stock, respectively, were not included in the computation of diluted earnings per share. For the six months ended June 30, 2003 and 2002, options to purchase 2.4 million and 2.0 million shares of common stock, respectively, were not included in the computation of diluted earnings per share.

3.   Commitments and Contingencies

Litigation

     The Company is a party to a number of lawsuits and claims arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company, its consolidated financial position, results of operations, or cash flows.

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

     The Company has three reportable segments: IT services, professional services, and IT solutions. The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The IT services division offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support. The professional services division provides expertise in a wide variety of disciplines including accounting and finance, law, engineering and technical, workforce management, executive search, human resource consulting, and health care. The IT solutions division provides IT strategy consulting, design and branding, application development, and integration. The professional services division's results for the three and six months ended June 30, 2003, include the results of the Company's health care staffing unit, which was acquired by the Company in July 2002, and the results from an immaterial acquisition of a legal staffing business, which was acquired in the first quarter of 2003. The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments.

     The following table summarizes segment and geographic information:

                                                           Three Months Ended                   Six Months Ended
                                                    -------------------------------    --------------------------------
                                                        June 30,          June 30,          June 30,         June 30,
(dollar amounts in thousands)                             2003              2002              2003             2002
-----------------------------------------------------------------------------------------------------------------------
Revenue
   IT services                                       $    128,256      $    145,974      $    254,876      $    296,721
   Professional services                                  130,584           121,630           257,561           244,538
   IT solutions                                            20,063            21,049            38,265            43,847
                                                     ------------      ------------      ------------      ------------
         Total revenue                               $    278,903      $    288,653      $    550,702      $    585,106
                                                     ============      ============      ============      ============

Gross profit
   IT services                                       $     29,345      $     31,231      $     56,938      $     62,166
   Professional services                                   37,726            36,798            74,146            74,771
   IT solutions                                             8,400             6,492            14,620            13,842
                                                     ------------      ------------      ------------      ------------
         Total gross profit                          $     75,471      $     74,521      $    145,704      $    150,779
                                                     ============      ============      ============      ============

Income before provision for income taxes and
  cumulative effect of accounting change
   IT services                                       $      1,982      $      4,256      $      2,563      $      4,947
   Professional services                                    5,332             5,867             9,351            12,112
   IT solutions                                             2,557            (2,077)            2,973            (4,300)
                                                     ------------      ------------      ------------      ------------
                                                            9,871             8,046            14,887            12,759
   Corporate interest and other expense, net                   (9)             (981)              (15)           (2,555)
                                                     ------------      ------------      ------------      ------------
   Total income before provision for income taxes
     and cumulative effect of accounting change      $      9,862      $      7,065      $     14,872      $     10,204
                                                     ============      ============      ============      ============

Geographic Areas
   Revenue
      United States                                  $    183,575      $    196,006      $    362,266      $    397,673
      U.K.                                                 92,607            89,202           183,016           180,739
      Other                                                 2,721             3,445             5,420             6,694
                                                     ------------      ------------      ------------      ------------
         Total revenue                               $    278,903      $    288,653      $    550,702      $    585,106
                                                     ============      ============      ============      ============


                                                                    June 30,       December 31,
                                                                      2003              2002
----------------------------------------------------------------------------------------------

Assets
   IT services                                                  $    462,536      $    457,163
   Professional services                                             379,907           380,340
   IT solutions                                                       52,202            59,700
                                                                ------------      ------------
                                                                     894,645           897,203
      Corporate                                                            -               780
                                                                ------------      ------------
         Total assets                                           $    894,645      $    897,983
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $    640,360      $    636,351
      U.K.                                                           246,193           254,169
      Other                                                            8,092             7,463
                                                                ------------      ------------
         Total                                                  $    894,645      $    897,983
                                                                ============      ============


5.   Comprehensive Income

     The Company discloses other comprehensive income in accordance with SFAS No. 130, 'Reporting Comprehensive Income'. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting. A summary of comprehensive income for the three and six months ended June 30, 2003 and 2002 is as follows:

                                                        Three Months Ended                  Six Months Ended
                                                  -------------------------------    -------------------------------
                                                      June 30,          June 30,          June 30,         June 30,
                                                        2003              2002              2003             2002
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $     5,819       $     4,176     $       8,763     $   (547,590)

  Unrealized gain on foreign currency
     translation adjustments (a)                         2,508             5,208             1,275            3,801
  Unrealized gain on derivative instruments,
     net of deferred income taxes                            -                97                 -              927
                                                  -------------     -------------    --------------    -------------
  Total other comprehensive income                       2,508             5,305             1,275            4,728

Comprehensive income (loss)                        $     8,327       $     9,481     $      10,038     $   (542,862)
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

     In the fourth quarter of 2002, management determined that the Company would not be able to utilize this vacated office space and, therefore, notified the respective lessors of their intentions. This determination eliminated the economic benefit associated with the vacated office space. As a result, the Company recorded a charge for contract termination costs, mainly due to, costs that will continue to be incurred under the lease contract for its remaining term without economic benefit to the Company. While the Company looks to settle excess lease obligations, the current economic environment has made it difficult for the Company to either settle or find acceptable subleasing opportunities. The average remaining lease term for the lease obligations included herein is approximately 2 years.

     The following table summarizes the activity of the charge for contract termination costs from origination through June 30, 2003 by reportable segment:

                                                    IT            Professional            IT
(dollar amounts in thousands)                    Services           Services          Solutions           Total
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2002                $      675         $    1,163         $    7,861         $    9,699
Costs paid or otherwise settled during the
   three months ended:
      March 31, 2003                                 (184)              (157)            (1,248)            (1,589)
      June 30, 2003                                   (45)              (145)              (642)              (832)
                                               -----------        -----------        -----------        -----------
Balance as of June 30, 2003                    $      446                861              5,971              7,278
                                               ===========        ===========        ===========        ===========



7.   Subsequent Event

     In August 2003, the Company acquired a legal staffing business. Purchase consideration for this business totaled $14.3 million. It will be accounted for in the third quarter in accordance with SFAS No. 141, 'Business Combinations'.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MPS Group, Inc. ('MPS' or the 'Company') (NYSE:MPS) is a leading global provider of business services with over 180 offices throughout the United States, Canada, the United Kingdom, and continental Europe. MPS delivers a mix of consulting, solutions, and staffing services in disciplines such as IT services, finance and accounting, legal, engineering, IT solutions, workforce management, executive search, human capital automation, and health care.

The following detailed analysis of operations contains certain financial information on a 'constant currency' basis. Constant currency removes the impact on financial data from changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period financial data into U.S. dollars using the same foreign currency exchange rates that were used to translate the financial data for the previous period. We believe presenting some results on a constant currency basis is useful to investors because it allows a more meaningful comparison of the performance of our foreign operations from period to period. We caution you however that constant currency measures should not be considered in isolation or as an alternative to financial measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. generally accepted accounting principles ('GAAP').

The following detailed analysis of operations also presents the revenue generated by our professional services division in the United States excluding the effect of acquisitions. We believe presenting some results excluding the effects of businesses we acquire is helpful to investors because it permits a comparison of the performance of our core internal operations from period to period. We exclude the effect of acquisitions for the first 12 months following the acquisition date. Subsequent to this, we consider acquisitions to be integrated. Again however, you should consider such measures only in conjunction with the correlative measures that include the results from acquisitions, as calculated and presented in accordance with U.S. GAAP.

The following detailed analysis of operations should be read in conjunction with the 2002 Consolidated Financial Statements and related notes included in the Company's Form 10-K for the year ended December 31, 2002.


Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002

Consolidated Results

Revenue. Revenue decreased $9.8 million, or 3.4%, to $278.9 million in the three months ended June 30, 2003, from $288.7 million in the year earlier period. The decrease in revenue was attributable to diminished demand for the Company's services. For example, the Company's customers continued to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Included in the results for the three months ended June 30, 2003, was revenue from the Company's health care staffing business, which was acquired in July 2002, and revenue from an acquisition of a legal staffing business in the first quarter of 2003. These businesses (together, the 'acquisitions') contributed $5.8 million in revenue for the three months ended June 30, 2003.

Approximately 34% of the Company's revenue for the three months ended June 30, 2003 was generated internationally, primarily in the United Kingdom. The Company's revenue is therefore subject to changes in foreign currency exchange rates. The weakening of the U.S. dollar in the second quarter of 2003 had a positive impact on revenue, as revenue, on a constant currency basis decreased 6.5%, as compared to the decrease of 3.4% above.

Gross Profit. Gross profit increased $1.0 million or 1.3% to $75.5 million in the three months ended June 30, 2003, from $74.5 million in the year earlier period. Gross margin increased to 27.1% in the three months ended June 30, 2003, from 25.8% in the year earlier period.

Operating expenses. Total operating expenses decreased $0.9 million or 1.4% to $65.6 million in the three months ended June 30, 2003, from $66.5 million in the year earlier period. The Company's general and administrative ('G&A') expenses decreased $0.4 million, or 0.6%, to $61.2 million in the three months ended June 30, 2003, from $61.6 million in the year earlier period. As a percentage of revenue, the Company's G&A expenses increased to 21.9% in the three months ended June 30, 2003, from 21.3% in the year earlier period.

Income from operations. Income from operations increased $1.9 million, or 23.8%, to $9.9 million in the three months ended June 30, 2003, from $8.0 million in the year earlier period.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facility and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $0.5 million, or 41.7%, to $0.7 million in the three months ended June 30, 2003, from $1.2 million in the year earlier period. The decrease in interest expense is related to the reduction of borrowings under the Company's credit facility between these two periods. As of June 30, 2002, the Company had $56 million outstanding under its credit facility, while there were no borrowings outstanding during the second quarter of 2003. Interest expense was offset by $0.7 million and $0.2 million of interest and other income in the three months ended June 30, 2003 and 2002, respectively.

Income taxes. The Company's effective tax rate remained effectively flat at 41.0% and 40.9% in the three months ended June 30, 2003 and 2002, respectively.

Income before cumulative effect of accounting change. As a result of the foregoing, income before cumulative effect of accounting change increased $1.6 million, or 38.1%, to $5.8 million in the three months ended June 30, 2003, from $4.2 million in the year earlier period. Income before cumulative effect of accounting change as a percentage of revenue increased to 2.1% in the three months ended June 30, 2003, from 1.4% in the year earlier period.

Segment Results

IT Services division

Revenue in the IT services division decreased $17.7 million, or 12.1%, to $128.3 million in the second quarter of 2003, from $146.0 million in the year earlier period. On a constant currency basis, revenue decreased 15.1%. The decrease in revenue was attributable to the diminished demand for IT services. The division's customers continued to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Of the division's revenue, approximately 63% was generated in the United States in both the three months ended March 31, 2003 and 2002. The remainder was generated internationally, primarily in the United Kingdom. Revenue generated in the United States decreased 12.9% in the second quarter of 2003, from the year earlier period. Revenue generated internationally decreased 10.8% in the second quarter of 2003, from the year earlier period. However on a constant currency basis, revenue generated internationally decreased 18.9%.

Gross profit for the IT services division decreased $1.9 million, or 6.1%, to $29.3 million in the second quarter of 2003, from $31.2 million in the year earlier period. However, the gross margin increased to 22.9% in the three months ended June 30, 2003, from 21.4% in the year earlier period. The increase in gross margin is attributable to the division's domestic operations where the gross margin increased to 27.5% in the second quarter of 2003, from 24.9% in the year earlier period. In the year earlier period, the division's domestic operations experienced a decrease in bill rates and a shift in the mix of its services, which exceeded the related decrease in pay rates of its primarily hourly employees. The Company was able to more effectively manage the differential in the bill and pay rates throughout 2003, which resulted in an increase in gross margin from the year earlier period. For revenue generated internationally, the gross margin decreased to 15.0% in the three months ended June 30, 2003, from 15.4% in the year earlier period.

The IT services division's G&A expenses increased $0.6 million, or 2.4%, to $25.2 million in the three months ended June 30, 2003, from $24.6 million in the year earlier period. On a constant currency basis, G&A expenses remained flat, as compared to the 2.4% increase above. As a percentage of revenue, the division's G&A expenses increased to 19.7% in the three months ended June 30, 2003, from 16.9% in the year earlier period.

Income from operations for the IT services division  decreased $2.3 million,  or
53.5 %, to $2.0 million in the three months ended June 30, 2003, from $4.3 million in the year earlier period.


Professional services division

Revenue in the professional services division increased $9.0 million, or 7.4%, to $130.6 million in the three months ended June 30, 2003, from $121.6 million in the year earlier period. Acquisitions contributed $5.8 million in revenue for the three months ended June 30, 2003.

Of the division's revenue, approximately 64% was generated in the United States in both the second quarter of 2003 and 2002. The remainder was generated in the United Kingdom. Excluding the contribution from acquisitions, revenue generated in the United States decreased 0.6% for the second quarter of 2003, from the year earlier period. Revenue generated in the United Kingdom increased 8.2% in the second quarter of 2003, from the year earlier period. However on a constant currency basis, revenue generated in the United Kingdom decreased 2.2%. The decrease in revenue was attributable to the diminished demand for staffing services and workforce solutions provided by the division.

The professional services division operates primarily through five operating units consisting of accounting and finance, legal, engineering, workforce management and executive search, and health care, which contributed 42.4%, 14.3%, 34.2%, 5.8%, and 3.3%, respectively, of the division's revenue by group during the three months ended June 30, 2003, as compared to 43.4%, 11.6%, 36.2%, 8.8%, and 0%, respectively, during the year earlier period.

Gross profit for the professional services division increased $0.9 million, or 2.4%, to $37.7 million in the second quarter of 2003, from $36.8 million in the year earlier period. The gross margin decreased to 28.9% in the three months ended June 30, 2003, from 30.3% in the year earlier period. The decrease in gross margin is primarily attributable to a lower level of direct hire and permanent placement fees, which generate a higher margin, and to a lesser extent, a decrease in bill rates for the services provided by the division. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 4.9% of revenue in the three months ended June 30, 2003, from 5.8% in the year earlier period.

The professional services division's G&A expenses increased $1.5 million, or 5.1%, to $30.9 million in the three months ended June 30, 2003, from $29.4 million in the year earlier period. As a percentage of revenue, the division's G&A expenses decreased to 23.7% in the three months ended June 30, 2003, from 24.1% in the year earlier period.

Income from operations for the professional services division decreased $0.6 million, or 10.2 %, to $5.3 million in the three months ended June 30, 2003, from $5.9 million in the year earlier period.


IT Solutions division

Revenue in the IT solutions division decreased $0.9 million, or 4.3%, to $20.1 million in the three months ended June 30, 2003, from $21.0 million in the year earlier period. Weak demand for IT consulting solutions was intensified by the uncertainties relating to the economy. As a result, management refined its focus by deciding to exit certain non-strategic markets over 2002. These markets, while generating revenue, were not producing positive income or cash flow from operations.

Gross profit for the IT solutions division increased $1.9 million, or 29.2%, to $8.4 million in the three months ended June 30, 2003, from $6.5 million in the year earlier period. The gross margin increased to 41.9% in the second quarter of 2003, from 30.8% in the year earlier period. This increase was primarily driven by higher utilization of the Company's salaried consultants. This division's business model, unlike the Company's other divisions, uses primarily salaried consultants to meet customer demand. To reflect lower customer demand, the division significantly reduced billable headcount during 2002.

The IT solutions division's G&A expenses decreased $2.5 million, or 33.3%, to $5.0 million in the three months ended June 30, 2003, from $7.5 million in the year earlier period. As a percentage of revenue, the division's G&A expenses decreased to 25.1% in the second quarter of 2003, from 35.9% in the year earlier period. The decrease in the division's G&A expenses was primarily related to reductions in its work force throughout 2002.

Income from operations for the IT solutions division increased $4.7 million, to $2.6 million in the three months ended June 30, 2003, from a $2.1 million loss in the year earlier period.


Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002

Consolidated Results

Revenue. Revenue decreased $34.4 million, or 5.9%, to $550.7 million in the six months ended June 30, 2003, from $585.1 million in the year earlier period. The decrease in revenue was attributable to diminished demand for the Company's services. For example, the Company's customers continued to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Included in the results for the six months ended June 30, 2003, was revenue from the Company's health care staffing business, which was acquired in July 2002, and revenue from an acquisition of a legal staffing business in the first quarter of 2003. These businesses (together, the 'acquisitions') contributed $11.2 million in revenue for the six months ended June 30, 2003.

Approximately 34% of the Company's revenue for the six months ended June 30, 2003 was generated internationally, primarily in the United Kingdom. The weakening of the U.S. dollar in the first half of 2003 had a positive impact on revenue, as revenue, on a constant currency basis decreased 9.1%, as compared to the decrease of 5.9% above.

Gross Profit. Gross profit decreased $5.1 million or 3.4% to $145.7 million in the six months ended June 30, 2003, from $150.8 million in the year earlier period. However, gross margin increased to 26.5% in the six months ended June 30, 2003, from 25.8% in the year earlier period.

Operating expenses. Total operating expenses decreased $7.2 million or 5.2% to $130.8 million in the six months ended June 30, 2003, from $138.0 million in the year earlier period. The Company's G&A expenses decreased $6.3 million, or 4.9%, to $121.8 million in the six months ended June 30, 2003, from $128.1 million in the year earlier period. As a percentage of revenue, the Company's G&A expenses increased slightly to 22.1% in the six months ended June 30, 2003, from 21.9% in the year earlier period. The decrease in G&A expenses was attributable to a decrease in revenue for the first half of 2003, and cost reduction initiatives that were implemented throughout 2002 across MPS's divisions in response to the lower revenue levels. The decrease in revenue primarily reduces the variable component of compensation for the Company's employees. Certain of the cost reduction initiatives include the reduction of the Company's salaried workforce, and the realignment of compensation levels for the Company's employees.

Income from operations. Income from operations increased $2.1 million, or 16.4%, to $14.9 million in the six months ended June 30, 2003, from $12.8 million in the year earlier period.

Other expense, net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facility and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $2.1 million, or 67.7%, to $1.0 million in the six months ended June 30, 2003, from $3.1 million in the year earlier period. The decrease in interest expense is related to the reduction of borrowings under the Company's credit facility between these two periods. As of June 30, 2002, the Company had $56 million outstanding under its credit facility, while there were no borrowings outstanding during the first half of 2003. Interest expense was offset by $1.0 million and $0.6 million of interest and other income in the six months ended June 30, 2003 and 2002, respectively.

Income taxes. The Company's effective tax rate increased to 41.1% in the six months ended June 30, 2003, as compared to 40.0% in the year earlier period. The increase was due to the higher level of non-deductible expenses in the first half of 2003.

Income before cumulative effect of accounting change. As a result of the foregoing, income before cumulative effect of accounting change increased $2.7 million, or 44.3%, to $8.8 million in the six months ended June 30, 2003, from $6.1 million in the year earlier period. Income before cumulative effect of accounting change as a percentage of revenue increased to 1.6% in the six months ended June 30, 2003, from 1.0% in the year earlier period.

Segment Results

IT Services division

Revenue in the IT services division decreased $41.8 million, or 14.1%, to $254.9 million in the first half of 2003, from $296.7 million in the year earlier period. On a constant currency basis, revenue decreased 17.3%. The decrease in revenue was attributable to the diminished demand for IT services. The division's customers continued to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Of the division's revenue, approximately 62% and 66% was generated in the United States in the six months ended June 30, 2003 and 2002, respectively. The remainder was generated internationally, primarily in the United Kingdom. Revenue generated in the United States decreased 19.3% in the first half of 2003, from the year earlier period. Revenue generated internationally decreased 3.7% in the first half of 2003, from the year earlier period. However on a constant currency basis, revenue generated internationally decreased 13.1%.

Gross profit for the IT services division decreased $5.3 million, or 8.5%, to $56.9 million in the first half of 2003, from $62.2 million in the year earlier period. However, the gross margin increased to 22.3% in the six months ended June 30, 2003, from 21.0% in the year earlier period. The increase in gross margin is attributable to the division's domestic operations where the gross margin increased to 26.6% in the first half of 2003, from 23.8% in the year earlier period. In the year earlier period, the division's domestic operations experienced a decrease in bill rates and a shift in the mix of its services, which exceeded the related decrease in pay rates of its primarily hourly employees. The Company was able to more effectively manage the differential in the bill and pay rates throughout 2003, which resulted in an increase in gross margin from the year earlier period. For revenue generated internationally, the gross margin decreased slightly to 15.2% in the six months ended June 30, 2003, from 15.3% in the year earlier period.

The IT services division's G&A expenses decreased $2.6 million, or 4.9%, to $50.0 million in the six months ended June 30, 2003, from $52.6 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 19.6% in the six months ended June 30, 2003, from 17.7% in the year earlier period. The decrease in the division's G&A expenses is associated with the decrease in revenue for the six months ended June 30, 2003, and cost reduction initiatives implemented within the division throughout 2002.

Income from operations for the IT services division  decreased $2.3 million,  or
46.9 %, to $2.6 million in the six months ended June 30, 2003, from $4.9 million in the year earlier period.

Professional services division

Revenue in the professional services division increased $13.1 million, or 5.4%, to $257.6 million in the six months ended June 30, 2003, from $244.5 million in the year earlier period. Acquisitions contributed $11.2 million in revenue for the six months ended June 30, 2003.

Of the division's revenue, approximately 64% was generated in the United States in both the first half of 2003 and 2002. The remainder was generated in the United Kingdom. Excluding the contribution from acquisitions, revenue generated in the United States decreased 1.9% for the first half of 2003, from the year earlier period. Revenue generated in the United Kingdom increased 5.4% in the first half of 2003, from the year earlier period. However on a constant currency basis, revenue generated in the United Kingdom decreased 5.5%. The decrease in revenue was attributable to the diminished demand for staffing services and workforce solutions provided by the division.

The professional services division operates primarily through five operating units consisting of accounting and finance, legal, engineering, workforce management and executive search, and health care, which contributed 41.7%, 13.7%, 34.2%, 6.7%, and 3.7%, respectively, of the division's revenue by group during the six months ended June 30, 2003, as compared to 43.4%, 11.3%, 35.4%, 9.9%, and 0%, respectively, during the year earlier period.

Gross profit for the professional services division decreased $0.8 million, or 0.9%, to $74.1 million in the first half of 2003, from $74.8 million in the year earlier period. The gross margin decreased to 28.8% in the six months ended June 30, 2003, from 30.6% in the year earlier period. The decrease in gross margin is primarily attributable to a decrease in bill rates for the services provided by the division and, to a lesser extent, the lower level of direct hire and permanent placement fees, which generate a higher margin. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 4.5% of revenue in the six months ended June 30, 2003, from 5.6% in the year earlier period.

The professional services division's G&A expenses increased $2.1 million, or 3.5%, to $61.7 million in the six months ended June 30, 2003, from $74.8 million in the year earlier period. On a constant currency basis, G&A expenses remained flat, as compared to the 3.5% increase above. As a percentage of revenue, the division's G&A expenses decreased to 24.0% in the six months ended June 30, 2003, from 24.4% in the year earlier period.

Income from operations for the professional services division decreased $2.7 million, or 22.3 %, to $9.4 million in the six months ended June 30, 2003, from $12.1 million in the year earlier period.


IT Solutions division

Revenue in the IT solutions division decreased $5.5 million, or 12.6%, to $38.3 million in the six months ended June 30, 2003, from $43.8 million in the year earlier period. Weak demand for IT consulting solutions was intensified by the uncertainties relating to the economy. As a result, management refined its focus by deciding to exit certain non-strategic markets over 2002. These markets, while generating revenue, were not producing positive income or cash flow from operations.

Gross profit for the IT solutions division increased $0.8 million, or 5.8%, to $14.6 million in the six months ended June 30, 2003, from $13.8 million in the year earlier period. The gross margin increased to 38.2% in the first half of 2003, from 31.6% in the year earlier period. This increase was driven primarily by higher utilization of the Company's salaried consultants. This division's business model, unlike the Company's other divisions, uses primarily salaried consultants to meet customer demand. To reflect lower customer demand, the division significantly reduced billable headcount during 2002.

The IT solutions division's G&A expenses decreased $5.9 million, or 37.1%, to $10.0 million in the six months ended June 30, 2003, from $15.9 million in the year earlier period. As a percentage of revenue, the division's G&A expenses decreased to 26.2% in the first half of 2003, from 36.3% in the year earlier period. The decrease in the division's G&A expenses was primarily related to reductions in its work force throughout 2002.

Income from operations for the IT solutions division increased $7.3 million, to $3.0 million in the six months ended June 30, 2003, from a $4.3 million loss in the year earlier period.


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

The Company had working capital of $188.7 million and $171.9 million as of June 30, 2003 and December 31, 2002, respectively. The Company had cash and cash equivalents of $102.4 million and $66.9 million as of June 30, 2003 and December 31, 2002, respectively.

For the six months ended June 30, 2003 and 2002, the Company generated $47.0 million and $45.2 million of cash flow from operations, respectively. The slight increase in cash flow from operations, from 2002 to 2003, is primarily due to an improvement in receivables collection, which more than offset the reduced level of earnings in the current year.

For the six months ended June 30, 2003, the Company used $4.2 million of cash for investing activities, of which $3.4 million were used for capital expenditures and $0.8 million for an acquisition of a legal staffing business. For the six months ended June 30, 2002, the Company used $2.6 million of cash for investing activities, all of which were used for capital expenditures.

For the six months ended June 30, 2003, the Company used $7.4 million of cash for financing activities, which were primarily used for the repurchase of the Company's common stock. For the six months ended June 30, 2002, the Company used $29.1 million of cash for financing activities, of which $45.4 million was used for repayments on the Company's credit facility. These repurchases and repayments were mainly funded from cash flow from operations, and with respect to the first half of 2002, from $16.7 million generated from stock option exercises.

The Company's Board of Directors has authorized the repurchase of up to $65.0 million of the Company's common stock. The Company began to utilize this authorization in the third quarter of 2002. As of August 1, 2003, 1.6 million shares at a cost of $9.1 million have been repurchased under this authorization.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the remainder of 2003, will be approximately $5.0 million.

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

At both December 31, 2002, and August 1, 2003, there were no borrowings outstanding under the credit facility. The Company had outstanding letters of credit in the amount of $2.4 million, reducing the amount of funds available under the credit facility to approximately $197.6 million at both December 31, 2002, and August 1, 2003. While there can be no assurance that a new credit facility can be obtained on terms acceptable to management, management expects to enter into a new revolving credit facility during 2003. The size and timing will depend upon the capital needs of the Company and the condition of the lending environment. While there can be no assurance in this regard, the Company believes that borrowings under the credit facility will not be needed to fund its operations for at least the next 12 months.




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

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 34% of its consolidated revenues for the six months ended June 30, 2003, from international operations, approximately 97% of which were from the United Kingdom. The British pound sterling to U.S. dollar exchange rate has increased approximately 2% in 2003, from 1.61 at December 31, 2002, to 1.65 at June 30, 2003. The Company prepared sensitivity analyses to determine the adverse impact of hypothetical changes in the British pound sterling, relative to the U.S. Dollar, on the Company's results of operations and cash flows. However, the analysis did not include the potential impact on sales levels resulting from a change in the British pound sterling. An additional 10% adverse movement in the exchange rate would have had an immaterial impact on the Company's cash flows and financial position for the six months ended June 30, 2003. While fluctuations in the British pound sterling have not historically had a material impact on the Company's consolidated results of operations, the lower level of earnings resulting from a decrease in demand for the services provided by the Company's domestic operations have increased the impact of exchange rate fluctuations. As of June 30, 2003, the Company did not hold and has not previously entered into any foreign currency derivative instruments.

FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

Our revenues have declined because demand for our services has weakened significantly, and demand will likely remain weak for some time because of the current economic climate.


     MPS's  revenues  are  affected  by the level of  business  activity  of its customers, which is driven by the level of economic activity in the industries and markets we serve. Consequently, the current economic downturn and uncertainty has significantly hurt our revenues and results of operations. Further deterioration in global economic or political conditions could increase these effects. As long as this uncertainty remains, we believe that the demand for our services will remain diminished.

     We cannot predict when the economic climate will significantly improve. When the economic climate does improve, we cannot predict whether and to what extent the demand for our services will improve. Although we have implemented a somewhat variable cost model, further declines in revenue will have a material adverse impact on our results.

     The difficult economic climate may also encourage customer downsizings, or consolidations through mergers and otherwise of our major customers or between our major customers with non-customers. These may result in redundant functions or services and a resulting reduction in demand by those customers for our services. Also, spending for outsourced business services may be put on hold until the consolidations are completed.

     Economic considerations may also encourage our customers to consolidate their vendor lists in an attempt to achieve cost and expense savings, which increases competitive pressure as described below.


Our market is highly competitive, which puts pressure on the profit margins of our services.

     Our industry is intensely competitive and highly fragmented, with few barriers to entry by potential competitors. MPS faces significant competition in the markets it serves, and will face significant competition in any geographic market that it may enter. In each market in which we operate, we compete for both clients and qualified professionals with other firms offering similar services. Competition creates an aggressive pricing environment, which puts pressure on profit margins.

     We have increasingly competed against service providers offering their services from remote locations, particularly from offshore locations such as India. The substantially lower cost of the labor pool in these remote locations puts significant pricing pressure on our service offerings when we compete with them. While we believe that our service delivery model provides a superior level of service than many of these offshore based competitors, the increased pricing pressure from these providers may have a material adverse impact on our profitability.

     The effects of competition may be intensified by our customers' consolidation of their vendor lists. As customers have consolidated their number of vendors, often in an attempt to secure cost or expense savings in the face of difficult economic conditions, competition to be an approved vendor has greatly intensified. If we fail to remain on these consolidated vendor lists, our results of operations will suffer accordingly. Competing to remain on, or get on, these vendor lists could obligate us to offer our services at prices that offer lower margins, and less profit, than we might otherwise be able to achieve.


Our business depends on key personnel, including executive officers, local managers and field personnel; our failure to retain existing key personnel or attract new people will reduce business and revenues.

     MPS's operations depend on the continued efforts of our officers and executive management. The loss of key officers and members of executive management may cause a significant disruption to our business.

     We also depend on the performance and productivity of our local managers and field personnel. Our ability to attract and retain new business is significantly affected by local relationships and the quality of service rendered. The loss of key managers and field personnel may also jeopardize existing client relationships with businesses that continue to use our services based upon past relationships with local managers and field personnel. Our revenues would decline in that event.

Legislation requiring companies to offer benefits to consultants and temporary personnel could hurt our industry.

     From time to time, legislation is proposed in the United States Congress, state legislative bodies, and the foreign governments of the United Kingdom and continental Europe that would have the effect of requiring employers to provide the same or similar employee benefits to consultants and other temporary personnel as those provided to full-time employees. This legislation would eliminate one of the key economic reasons for outsourcing certain business resources, and could significantly adversely impact MPS's staff augmentation business, thus reducing revenues.


IRS adjustments during periodic income tax audits may increase our tax liability and hurt our results of operations.

     MPS is subject to periodic review by federal, state, and local taxing authorities in the ordinary course of business. During 2001, MPS was notified by the Internal Revenue Service that certain prior year income tax returns will be examined. As part of this examination, the net tax benefit associated with an investment in a subsidiary that MPS recognized in 2000 of $86.3 million is also being reviewed. In the fourth quarter of 2002, the company recorded an $8.7 million charge for a proposed adjustment related to its ongoing audit of prior years' tax returns. While MPS has not received notice of any additional proposed adjustments relating to its ongoing audit of prior years' tax returns, we cannot assure you that the IRS will not propose additional adjustments. Additional adjustments may affect our financial condition, and may result in violations of the financial covenants in our credit facility.


The price of our common stock may fluctuate significantly, which may result in losses for investors.

     The market price for our common stock has been and may continue to be volatile. For example, during the period from January 1, 2003 until June 30, 2003, the closing price of the common stock as reported on the New York Stock Exchange ranged from a high of $7.42 to a low of $4.85. Our stock price can fluctuate as a result of a variety of factors, including factors listed above and others, many of which are beyond our control. These factors include:

     -    actual or anticipated variations in quarterly operating results;
     -    announcement of new services by us or our competitors;
     -    announcements relating to strategic relationships or acquisitions;
     - changes in financial estimates or other statements by securities analysts; and
     -    changes in general economic conditions.

     Because of this volatility, we may fail to meet the expectations of our shareholders or of securities analysts, and our stock price could decline as a result.

Item 4. Controls And Procedures

     Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of the end of the period covered by this report. Based on their evaluation, the Chief Executive officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation.

Part II.  Other Information

Item 1.  Legal Proceedings

         No disclosure required.

Item 2.  Changes in Securities and Use of Proceeds

         No disclosure required.

Item 3.  Defaults Upon Senior Securities

         No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company's shareholders was held on May 29, 2003. Proxies were solicited from shareholders of record on the close of business on April 10, 2003. On April 10, 2003, there were 101,959,829 shares outstanding and entitled to vote at the Annual Meeting. The shareholder vote on the issues presented at the Annual Meeting was as follows:

ELECTION OF DIRECTORS

All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their names:

Name                                            For          Withhold Authority
-------------------------------------------------------------------------------
Derek E. Dewan                                88,320,840            3,416,741
Timothy D. Payne                              90,517,104            1,220,477
Peter J. Tanous                               90,108,727            1,628,854
T. Wayne Davis                                88,168,713            3,568,868
John R. Kennedy                               88,167,970            3,569,611
Michael D. Abney                              90,592,590            1,144,991
William M. Isaac                              90,113,062            1,624,519
Michael L. Huyghue                            88,657,411            3,080,170
Darla D. Moore                                88,865,795            2,871,786
Richard J. Heckman                            90,774,337              963,244
Arthur B. Laffer                              90,766,437              971,144




Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

               31.1 Certification of Timothy D. Payne pursuant to Rule 13a-14(a)

               31.2 Certification of Robert P. Crouch pursuant to Rule 13a-14(a)

               32.1 Certification  of  Timothy D.  Payne  pursuant  to 18 U.S.C.
                    Section 1350

               32.2 Certification  of Robert  P.  Crouch  pursuant  to 18 U.S.C.
                    Section 1350

         B.   Reports on Form 8-K

               On April 23, 2003, we furnished a Report on Items 7 and 9 of Form 8-K pertaining to the issuance of a press release announcing our financial results for the three months ended March 31, 2003. This Form 8-K is not deemed incorporated by reference into any of our filings with the Securities and Exchange Commission.

               On April 29, 2003, we furnished a Report on Item 5 of Form 8-K pertaining to the issuance of a press release announcing the addition of Dr. Arthur B. Laffer and Richard J. Heckman to our Board of Directors.

SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                             Date


/s/ Timothy D. Payne             President, Chief               August 14, 2003
Timothy D. Payne                 Executive Officer and
                                 Director


/s/ Robert P. Crouch             Senior Vice President,         August 14, 2003
Robert P. Crouch                 Treasurer, and Chief
                                 Financial Officer