Form 10-Q
period 2003-09-30
MPS GROUP INC
filed 2003-11-13
CIK 924646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
                                       OR

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

There were 104,428,475 shares with a par value of $0.01 outstanding at November 3, 2003.

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



                                          MPS Group, Inc. and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Financial Statements

             Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited)
                 and December 31, 2002..............................................................................     3

             Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months
                 ended September 30, 2003 and 2002..................................................................     4

             Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
                 ended September 30, 2003 and 2002..................................................................     5

             Unaudited Notes to Condensed Consolidated Financial Statements.........................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    11

Item 3       Quantitative and Qualitative Disclosures About Market Risks............................................    17

Item 4       Controls and Procedures................................................................................    20


Part II      Other Information

Item 1       Legal Proceedings......................................................................................    21

Item 2       Changes in Securities and Use of Proceeds..............................................................    21

Item 3       Defaults Upon Senior Securities........................................................................    21

Item 4       Submission of Matters to a Vote of Security Holders....................................................    21

Item 5       Other Information......................................................................................    21

Item 6       Exhibits and Reports on Form 8-K.......................................................................    21

             Signatures.............................................................................................    22

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets


                                                                                     September 30,      December 31,
(dollar amounts in thousands except per share amounts)                                   2003               2002
-----------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $   108,910      $     66,934
   Accounts receivable, net of allowance of $15,056 and $17,506                           163,610           185,510
   Prepaid expenses                                                                         7,213             5,099
   Deferred income taxes                                                                    3,277             3,386
   Other                                                                                   11,067            11,632
                                                                                     ----------------------------------
      Total current assets                                                                294,077           272,561
Furniture, equipment, and leasehold improvements, net                                      33,880            38,792
Goodwill, net                                                                             523,023           511,796
Deferred income taxes                                                                      54,021            64,085
Other assets, net                                                                           9,432            10,749
                                                                                     ----------------------------------
    Total assets                                                                      $   914,433      $    897,983
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                              $    40,629      $     49,834
   Accrued payroll and related taxes                                                       40,778            35,885
   Income taxes payable                                                                    12,574            14,911
                                                                                     ----------------------------------
     Total current liabilities                                                             93,981           100,630
Other                                                                                      16,563            15,794
                                                                                     ----------------------------------
     Total liabilities                                                                    110,544           116,424
                                                                                     ----------------------------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                          -                 -
   Common stock, $.01 par value; 400,000,000 shares authorized;
      105,838,674 and 102,531,491 shares issued, respectively                               1,058             1,025
   Additional contributed capital                                                         633,348           622,079
   Retained earnings                                                                      178,541           163,781
   Accumulated other comprehensive income                                                   2,805                66
   Deferred stock compensation                                                             (2,803)           (3,958)
   Treasury stock, at cost (1,613,400 shares in 2003 and 290,400 shares in 2002)           (9,060)           (1,434)
                                                                                     ----------------------------------
     Total stockholders' equity                                                           803,889           781,559
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                       $   914,433      $    897,983
                                                                                     ==================================

See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income


                                                                  Three Months Ended                 Nine Months Ended
                                                            -------------------------------    -------------------------------
                                                            September 30,     September 30,     September 30,    September 30,
(dollar amounts in thousands except per share amounts)          2003              2002              2003             2002
------------------------------------------------------------------------------------------------------------------------------
                                                            (unaudited)       (unaudited)       (unaudited)      (unaudited)

Revenue                                                      $   278,836       $   289,428     $     829,538     $    874,534
Cost of revenue                                                  204,378           213,493           609,376          647,820
                                                            -------------     -------------    --------------    -------------
   Gross profit                                                   74,458            75,935           220,162          226,714
                                                            -------------     -------------    --------------    -------------
Operating expenses:
   General and administrative                                     60,363            60,307           182,121          188,404
   Depreciation and intangibles amortization                       4,301             5,456            13,360           15,379
                                                            -------------     -------------    --------------    -------------
      Total operating expenses                                    64,664            65,763           195,481          203,783
                                                            -------------     -------------    --------------    -------------
Income from operations                                             9,794            10,172            24,681           22,931
Other income (expense), net                                          186            (1,206)              170           (3,761)
                                                            -------------     -------------    --------------    -------------
Income before provision for income taxes and
  cumulative effect of accounting change                           9,980             8,966            24,851           19,170
Provision for income taxes                                         3,992             3,676            10,101            7,758
                                                            -------------     -------------    --------------    -------------
Income before cumulative effect of accounting change               5,988             5,290            14,750           11,412
Cumulative effect of accounting change (net of
  a $112,953 income tax benefit)                                       -                 -                 -         (553,712)
                                                            -------------     -------------    --------------    -------------
Net income (loss)                                            $     5,988        $    5,290       $    14,750       $ (542,300)
                                                            =============     =============    ==============    =============

Basic net income (loss) per common share:
  Income before cumulative effect of accounting change       $      0.06        $     0.05       $      0.15       $     0.11
  Cumulative effect of accounting change, net of tax                   -                 -                 -            (5.52)
                                                            -------------     -------------    --------------    -------------
Basic net income (loss) per common share                     $      0.06        $     0.05       $      0.15       $    (5.40)
                                                            =============     =============    ==============    =============
Average common shares outstanding, basic                         101,795           102,369           101,680          100,337
                                                            =============     =============    ==============    =============

Diluted net income (loss) per common share:
  Income before cumulative effect of accounting change       $      0.06        $     0.05       $      0.14       $     0.11
  Cumulative effect of accounting change, net of tax                   -                 -                 -            (5.41)
                                                            -------------     -------------    --------------    -------------
Diluted net income (loss) per common share                   $      0.06        $     0.05       $      0.14       $    (5.30)
                                                            =============     =============    ==============    =============
Average common shares outstanding, diluted                       104,866           103,115           103,515          102,303
                                                            =============     =============    ==============    =============

See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                                             Nine months ended September 30,
                                                                             -------------------------------
(dollar amounts in thousands)                                                       2003          2002
------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)    (unaudited)
Cash flows from operating activities:

   Net income (loss)                                                         $    14,750    $   (542,300)
      Adjustments to net income (loss) to net cash provided
         by operating activities:
            Cumulative effect of accounting change, net of tax                         -         553,712
            Depreciation and intangibles amortization                             13,360          15,379
            Changes in assets and liabilities, net of acquisitions:
               Accounts receivable                                                27,507          38,663
               Prepaid expenses and other assets                                  (2,112)         (1,245)
               Deferred income taxes                                               8,511          14,717
               Deferred compensation                                               1,155           1,212
               Accounts payable and accrued expenses                              (8,135)        (13,389)
               Accrued payroll and related taxes                                   3,989          (4,042)
               Other, net                                                          1,472           9,900
                                                                          --------------- ---------------
                 Net cash provided by operating activities                        60,497          72,607
                                                                          --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                              (5,586)         (3,482)
   Purchase of businesses, net of cash acquired                                  (14,945)         (6,702)
                                                                          --------------- ---------------
                 Net cash used in investing activities                           (20,531)        (10,184)
                                                                          --------------- ---------------

Cash flows from financing activities:
   Repurchases of common stock                                                    (7,626)           (200)
   Discount realized on employee stock purchase plan                                (328)           (494)
   Proceeds from stock options exercised                                           8,926          16,828
   Repayments on indebtedness                                                        (40)        (76,406)
                                                                          --------------- ---------------
                 Net cash provided by (used in) financing activities                 932         (60,272)
                                                                          --------------- ---------------
Effect of exchange rate changes on cash and cash equivalents                       1,078             475

Net increase in cash and cash equivalents                                         41,976           2,626

Cash and cash equivalents, beginning of period                                    66,934          49,208
                                                                          --------------- ---------------
Cash and cash equivalents, end of period                                    $    108,910    $     51,834
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

                                                                         Three Months Ended                 Nine Months Ended
                                                                  -----------------------------       -----------------------------
                                                                   September 30,  September 30,       September 30,  September 30,
(dollar amounts in thousands except per share amounts)                 2003           2002                2003           2002
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)
   As reported                                                     $     5,988    $     5,290        $    14,750    $  (542,300)
     Total stock-based employee compensation expense determined under fair value based method for all awards, net of
     related tax effects                                                (1,325)          (950)            (3,879)        (3,123)
                                                                   ---------------------------       ---------------------------
   Pro forma                                                       $     4,663    $     4,340        $    10,871    $  (545,423)
                                                                   ===========================       ===========================
Basic net income (loss) per common share
   As reported                                                     $      0.06    $      0.05        $      0.15    $     (5.41)
   Pro forma                                                       $      0.05    $      0.04        $      0.11    $     (5.44)
Diluted net income (loss) per common share
   As reported                                                     $      0.06    $      0.05        $      0.14    $     (5.30)
   Pro forma                                                       $      0.04    $      0.04        $      0.11    $     (5.33)

2.   Net Income per Common Share

     The calculation of basic net income (loss) per common share and diluted net income (loss) per common share is presented below:

                                                                        Three Months Ended                  Nine Months Ended
                                                                ------------------------------       ------------------------------
                                                                September 30,     September 30,     September 30,      September 30,
(dollar amounts in thousands except per share amounts)              2003              2002               2003              2002
-----------------------------------------------------------------------------------------------------------------------------------
Basic income (loss) per common share computation:
    Income before cumulative effect of accounting change        $     5,988       $     5,290        $    14,750        $   11,412
    Cumulative effect of accounting change, net of tax                    -                 -                  -          (553,712)
                                                                ------------      ------------       ------------      ------------
  Net income (loss)                                             $     5,988       $     5,290        $    14,750        $ (542,300)
                                                                ============      ============       ============      ============
  Basic average common shares outstanding                           101,795           102,369            101,680           100,337
                                                                ============      ============       ============      ============
  Basic income (loss) per common share:
    Income before cumulative effect of accounting change        $      0.06       $      0.05        $      0.15        $     0.11
    Cumulative effect of accounting change, net of tax                    -                 -                  -             (5.52)
                                                                ------------      ------------       ------------      ------------
Basic net income (loss) per common share                        $      0.06       $      0.05        $      0.15        $    (5.40)
                                                                ============      ============       ============      ============

Diluted income (loss) per common share computation:
    Income before cumulative effect of accounting change        $     5,988       $     5,290        $    14,750        $   11,412
    Cumulative effect of accounting change, net of tax                    -                 -                  -          (553,712)
                                                                ------------      ------------       ------------      ------------
  Net income (loss)                                             $     5,988       $     5,290        $    14,750        $ (542,300)
                                                                ============      ============       ============      ============
    Basic average common shares outstanding                         101,795           102,369            101,680           100,337
    Incremental shares from assumed exercise of stock options         3,071               746              1,835             1,966
                                                                ------------      ------------       ------------      ------------
  Diluted average common shares outstanding                         104,866           103,115            103,515           102,303
                                                                ============      ============       ============      ============
  Diluted income (loss) per common share:
    Income before cumulative effect of accounting change        $      0.06       $      0.05        $      0.14        $     0.11
    Cumulative effect of accounting change, net of tax                    -                 -                  -             (5.41)
                                                                ------------      ------------       ------------      ------------
Diluted net income (loss) per common share                      $      0.06       $      0.05        $      0.14        $    (5.30)
                                                                ============      ============       ============      ============

     Options to purchase shares of common stock were not included in the computation of diluted earnings per share if the exercise prices of these options were greater than the average market price of the common shares. So, for the three months ended September 30, 2003 and 2002, options to purchase 1.2 million and 8.6 million shares of common stock, respectively, were not included in the computation of diluted earnings per share. For the nine months ended September 30, 2003 and 2002, options to purchase 2.0 million and 2.2 million shares of common stock, respectively, were not included in the computation of diluted earnings per share.

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

     The Company has three reportable segments: IT services, professional services, and IT solutions. The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The IT services division offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support. The professional services division provides expertise in a wide variety of disciplines including accounting and finance, law, engineering and technical, workforce management, executive search, human resource consulting, and health care. The IT solutions division provides IT strategy consulting, design and branding, application development, and integration. The professional services division's results for the three and nine months ended September 30, 2003, include the results of the Company's health care staffing unit, which was acquired by the Company in July 2002, and the results from the acquisitions of two legal staffing businesses, which were acquired in February and August of 2003. The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes, interest or unusual items to the segments.

     The following table summarizes segment and geographic information:

                                                           Three Months Ended                  Nine Months Ended
                                                    -------------------------------    --------------------------------
                                                      September 30,     September 30,     September 30,    September 30,
(dollar amounts in thousands)                             2003              2002              2003             2002
-----------------------------------------------------------------------------------------------------------------------
Revenue
   IT services                                       $    125,266      $    143,650      $    380,142      $    440,371
   Professional services                                  136,459           125,755           394,020           370,293
   IT solutions                                            17,111            20,023            55,376            63,870
                                                     ------------      ------------      ------------      ------------
         Total revenue                               $    278,836      $    289,428      $    829,538      $    874,534
                                                     ============      ============      ============      ============

Gross profit
   IT services                                       $     28,851      $     30,792      $     85,789      $     92,958
   Professional services                                   39,642            37,873           113,788           112,644
   IT solutions                                             5,965             7,270            20,585            21,112
                                                     ------------      ------------      ------------      ------------
         Total gross profit                          $     74,458      $     75,935      $    220,162      $    226,714
                                                     ============      ============      ============      ============

Income before provision for income taxes and
  cumulative effect of accounting change
   IT services                                       $      2,829      $      3,688      $      5,392      $      8,635
   Professional services                                    6,758             6,113            16,109            18,225
   IT solutions                                               207               371             3,180            (3,929)
                                                     ------------      ------------      ------------      ------------
                                                            9,794            10,172            24,681            22,931
   Corporate other income (expense), net                      186            (1,206)              170            (3,761)
                                                     ------------      ------------      ------------      ------------
   Total income before provision for income taxes
     and cumulative effect of accounting change      $      9,980      $      8,966      $     24,851      $     19,170
                                                     ============      ============      ============      ============

Geographic Areas
   Revenue
      United States                                  $    182,335      $    193,433      $    544,601      $    591,106
      U.K.                                                 93,866            92,970           276,882           273,709
      Other                                                 2,635             3,025             8,055             9,719
                                                     ------------      ------------      ------------      ------------
         Total revenue                               $    278,836      $    289,428      $    829,538      $    874,534
                                                     ============      ============      ============      ============


                                                                  September 30,     December 31,
                                                                      2003              2002
----------------------------------------------------------------------------------------------

Assets
   IT services                                                  $    462,220      $    457,163
   Professional services                                             401,008           380,340
   IT solutions                                                       51,205            59,700
                                                                ------------      ------------
                                                                     914,433           897,203
      Corporate                                                            -               780
                                                                ------------      ------------
         Total assets                                           $    914,433      $    897,983
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $    653,834      $    636,351
      U.K.                                                           252,614           254,169
      Other                                                            7,985             7,463
                                                                ------------      ------------
         Total                                                  $    914,433      $    897,983
                                                                ============      ============


5.   Comprehensive Income

     The Company discloses other comprehensive income in accordance with SFAS No. 130, 'Reporting Comprehensive Income'. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting. A summary of comprehensive income for the three and nine months ended September 30, 2003 and 2002 is as follows:

                                                        Three Months Ended                  Nine Months Ended
                                                  -------------------------------    -------------------------------
                                                    September 30,     September 30,     September 30,    September 30,
                                                        2003              2002              2003             2002
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $     5,988       $     5,290     $      14,750     $   (542,300)

  Unrealized gain on foreign currency
     translation adjustments (a)                         1,464             1,508             2,739            5,309
  Unrealized gain on derivative instruments,
     net of deferred income taxes                            -               442                 -            1,369
                                                  -------------     -------------    --------------    -------------
  Total other comprehensive income                       1,464             1,950             2,739            6,678

Comprehensive income (loss)                        $     7,452       $     7,240     $      17,489     $   (535,622)
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

     The following table summarizes the activity of the charge for contract termination costs from origination through September 30, 2003 by reportable segment:

                                                    IT            Professional            IT
(dollar amounts in thousands)                    Services           Services          Solutions           Total
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2002                $      675         $    1,163         $    7,861         $    9,699
Costs paid or otherwise settled during the
   three months ended:
      March 31, 2003                                 (184)              (157)            (1,248)            (1,589)
      June 30, 2003                                   (45)              (145)              (642)              (832)
      September 30, 2003                              (52)              (142)            (1,234)            (1,428)
                                               -----------        -----------        -----------        -----------
Balance as of September 30, 2003               $      394                719              4,737              5,850
                                               ===========        ===========        ===========        ===========



7.   Business Combination

     In February and August of 2003, the Company acquired the legal staffing businesses of LawPros and LawCorps, respectively. Purchase consideration totaled $15.5 million in cash at closing, and deferred cash payments of $1.3 million. These acquisitions, which are included in the Company's professional services division, were immaterial to the Company's results of operations for the three and nine months ended September 30, 2003.

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

The following detailed analysis of operations contains certain financial information on a 'constant currency' basis. Constant currency removes the impact on financial data from changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period financial data into U.S. dollars using the same foreign currency exchange rates that were used to translate the financial data for the previous period. We believe presenting some results on a constant currency basis is useful to investors because it allows a more meaningful comparison of the performance of our foreign operations from period to period. We caution you, however, that constant currency measures should not be considered in isolation or as an alternative to financial measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. generally accepted accounting principles ('GAAP').

The following detailed analysis of operations also presents the revenue generated by our professional services division in the United States excluding the effect of acquisitions. We believe presenting some results excluding the effects of businesses we acquire is helpful to investors because it permits a comparison of the performance of our core internal operations from period to period. We exclude the effect of acquisitions for the first 12 months following the acquisition date. Subsequent to this, we consider acquisitions to be integrated. Again however, you should consider such measures only in conjunction with the correlative measures that include the results from acquisitions, as calculated and presented in accordance with GAAP.

The following detailed analysis of operations should be read in conjunction with the 2002 Consolidated Financial Statements and related notes included in the Company's Form 10-K for the year ended December 31, 2002.


Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002

Consolidated Results

Revenue. Revenue decreased $10.6 million, or 3.7%, to $278.8 million in the three months ended September 30, 2003, from $289.4 million in the year earlier period. The decrease in revenue was attributable to diminished demand for the Company's services. For example, the Company's customers continued to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Included in the results for the three months ended September 30, 2003, was revenue from the acquisitions of the two legal staffing businesses acquired in February and August of 2003. These businesses (together, the 'legal acquisitions') contributed $0.9 million and $2.4 million, respectively, in revenue for the three months ended September 30, 2003.

Approximately 35% of the Company's revenue for the three months ended September 30, 2003 was generated internationally, primarily in the United Kingdom. The Company's revenue is therefore subject to changes in foreign currency exchange rates. The weakening of the U.S. dollar in the third quarter of 2003 had a positive impact on revenue, as revenue, on a constant currency basis decreased 5.0%, as compared to the decrease of 3.7% above.

Gross Profit. Gross profit decreased $1.4 million or 1.8% to $74.5 million in the three months ended September 30, 2003, from $75.9 million in the year earlier period. Gross margin increased to 26.7% in the three months ended September 30, 2003, from 26.2% in the year earlier period.

Operating expenses. Total operating expenses decreased $1.1 million or 1.7% to $64.7 million in the three months ended September 30, 2003, from $65.8 million in the year earlier period. The Company's general and administrative ('G&A') expenses remained relatively stable at $60.4 million in the three months ended September 30, 2003, compared to $60.3 million in the year earlier period. As a percentage of revenue, the Company's G&A expenses increased to 21.6% in the three months ended September 30, 2003, from 20.8% in the year earlier period, due to the decline in revenue.

Income from operations. Income from operations decreased $0.4 million, or 3.9%, to $9.8 million in the three months ended September 30, 2003, from $10.2 million in the year earlier period.

Other income (expense), net. Other income (expense), net consists primarily of interest expense related to borrowings under the Company's expired credit facility and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $1.5 million, or 88.2%, to $0.2 million in the three months ended September 30, 2003, from $1.7 million in the year earlier period. The decrease in interest expense is related to the reduction of borrowings under the Company's expired credit facility between these two periods. As of September 30, 2002, the Company had $25 million outstanding under its expired credit facility, while there were no borrowings outstanding during the third quarter of 2003. Interest expense was offset by $0.4 million and $0.5 million of interest and other income in the three months ended September 30, 2003 and 2002, respectively.

Income taxes. The Company's effective tax rate decreased to 40.0% in the three months ended September 30, 2003, as compared to 41.0% in the year earlier period. The decrease was due to the lower level of non-deductible expenses in the third quarter of 2003.

Income before cumulative effect of accounting change. As a result of the foregoing, income before cumulative effect of accounting change increased $0.7 million, or 13.2%, to $6.0 million in the three months ended September 30, 2003, from $5.3 million in the year earlier period. Income before cumulative effect of accounting change as a percentage of revenue increased to 2.1% in the three months ended September 30, 2003, from 1.8% in the year earlier period.

Segment Results

IT Services division

Revenue in the IT services division decreased $18.4 million, or 12.8%, to $125.3 million in the third quarter of 2003, from $143.7 million in the year earlier period. On a constant currency basis, revenue decreased 14.0%. The decrease in revenue was attributable to the diminished demand for IT services. The division's customers continued to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Of the  division's  revenue,  approximately  64% and 65% were  generated  in the
United  States  in  the  three  months  ended   September  30,  2003  and  2002,
respectively. The remainder was generated internationally, primarily in the United Kingdom. Revenue generated in the United States decreased 14.3% in the third quarter of 2003, from the year earlier period. Revenue generated internationally decreased 9.9% in the third quarter of 2003, from the year earlier period. However on a constant currency basis, revenue generated internationally decreased 13.4%.

Gross profit for the IT services division decreased $1.9 million, or 6.2%, to $28.9 million in the third quarter of 2003, from $30.8 million in the year earlier period. However, the gross margin increased to 23.0% in the three months ended September 30, 2003, from 21.4% in the year earlier period. The increase in gross margin is attributable to the division's domestic operations where the gross margin increased to 27.6% in the third quarter of 2003, from 24.4% in the year earlier period. In the year earlier period, the division's domestic operations experienced a decrease in bill rates and a shift in the mix of its services, which exceeded the related decrease in pay rates of its primarily hourly employees. The Company was able to more effectively manage the differential in the bill and pay rates throughout 2003, which resulted in an increase in gross margin from the year earlier period. For revenue generated internationally, the gross margin decreased to 14.9% in the three months ended September 30, 2003, from 15.9% in the year earlier period, primarily due to a shift in the mix of services provided internationally.

The IT services division's G&A expenses decreased $0.9 million, or 3.6%, to $23.8 million in the three months ended September 30, 2003, from $24.7 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 19.0% in the three months ended September 30, 2003, from 17.2% in the year earlier period.

Income from operations for the IT services division  decreased $0.9 million,  or
24.3 %, to $2.8 million in the three months ended September 30, 2003, from $3.7 million in the year earlier period.


Professional services division

Revenue in the professional services division increased $10.7 million, or 8.5%, to $136.5 million in the three months ended September 30, 2003, from $125.8 million in the year earlier period. The legal acquisitions contributed $3.3 million in revenue for the three months ended September 30, 2003.

Of the division's revenue, approximately 62% and 64% were generated in the United States in both the third quarter of 2003 and 2002, respectively. The remainder was generated in the United Kingdom. Excluding the contribution from the legal acquisitions, revenue generated in the United States increased 2.4% for the third quarter of 2003, from the year earlier period. Revenue generated in the United Kingdom increased 12.0% in the third quarter of 2003, from the year earlier period. However on a constant currency basis, revenue generated in the United Kingdom increased 7.4%. The increase in revenue was attributable to the raised demand for staffing services provided by the division.

The professional services division operates primarily through five operating units consisting of accounting and finance, legal, engineering, workforce management and executive search, and health care, which contributed 43.5%, 15.3, 32.8%, 4.7%, and 3.7%, respectively, of the division's revenue by group during the three months ended September 30, 2003, as compared to 42.6%, 12.0%, 34.0%, 8.0%, and 3.4%, respectively, during the year earlier period.

Gross profit for the professional services division increased $1.7 million, or 4.5%, to $39.6 million in the third quarter of 2003, from $37.8 million in the year earlier period. The gross margin decreased to 29.1% in the three months ended September 30, 2003, from 30.1% in the year earlier period. The decrease in gross margin is primarily attributable to the decrease in demand for the division's workforce management unit, which utilizes a higher percentage of a salaried workforce.

The professional services division's G&A expenses increased $1.6 million, or 5.4%, to $31.5 million in the three months ended September 30, 2003, from $29.9 million in the year earlier period. As a percentage of revenue, the division's G&A expenses decreased to 23.1% in the three months ended September 30, 2003, from 23.7% in the year earlier period.

Income from operations for the professional services division increased $0.7 million, or 11.5 %, to $6.8 million in the three months ended September 30, 2003, from $6.1 million in the year earlier period.


IT Solutions division

Revenue in the IT solutions division decreased $2.9 million, or 14.5%, to $17.1 million in the three months ended September 30, 2003, from $20.0 million in the year earlier period. Weak demand for IT consulting solutions was intensified by the uncertainties relating to the economy. As a result, management refined its focus by deciding to exit certain non-strategic markets over 2002, the last of which occurred in August 2002. These markets, while generating revenue, were not producing positive income or cash flow from operations.

Gross profit for the IT solutions division increased $1.3 million, or 17.8%, to $6.0 million in the three months ended September 30, 2003, from $6.0 million in the year earlier period. The gross margin decreased to 34.9% in the third quarter of 2003, from 36.3% in the year earlier period. This decrease was primarily due to lower utilization of the Company's salaried consultants. This division's business model, unlike the Company's other divisions, uses primarily salaried consultants to meet customer demand.

The IT solutions division's G&A expenses decreased $0.8 million, or 13.8%, to $5.0 million in the three months ended September 30, 2003, from $5.8 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 29.3% in the third quarter of 2003, from 28.9% in the year earlier period. The decrease in the division's G&A expenses was primarily related to reductions in its work force throughout 2002.

Income from operations for the IT solutions division decreased $0.2 million, or 50.0%, to $0.2 million in the three months ended September 30, 2003, from a $0.4 million in the year earlier period.

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002

Consolidated Results

Revenue. Revenue decreased $45.0 million, or 5.1%, to $829.5 million in the nine months ended September 30, 2003, from $874.5 million in the year earlier period. The decrease in revenue was attributable to diminished demand for the Company's services. For example, the Company's customers continued to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Included in the results for the nine months ended September 30, 2003, was revenue from health care and legal acquisitions (together, the 'acquisitions'). The Company's health care staffing business, which was acquired in July 2002, contributed $14.5 million and $4.3 million in revenue in the nine months ended September 30, 2003 and 2002, respectively. The legal acquisitions contributed $5.0 million in revenue in the nine months ended September 30, 2003.

Approximately 34% of the Company's revenue for the nine months ended September 30, 2003 was generated internationally, primarily in the United Kingdom. The weakening of the U.S. dollar in the nine months ended September 30, 2003 had a positive impact on revenue, as revenue, on a constant currency basis decreased 7.8%, as compared to the decrease of 5.1% above.

Gross Profit. Gross profit decreased $6.5 million or 2.9% to $220.2 million in the nine months ended September 30, 2003, from $226.7 million in the year earlier period. However, gross margin increased to 26.5% in the nine months ended September 30, 2003, from 25.9% in the year earlier period.

Operating expenses. Total operating expenses decreased $8.3 million or 4.1% to $195.5 million in the nine months ended September 30, 2003, from $203.8 million in the year earlier period. The Company's G&A expenses decreased $6.3 million, or 3.3%, to $182.1 million in the nine months ended September 30, 2003, from $188.4 million in the year earlier period. As a percentage of revenue, the Company's G&A expenses increased to 22.0% in the nine months ended September 30, 2003, from 21.5% in the year earlier period. The decrease in G&A expenses was attributable to a decrease in revenue for the nine months ended September 30, 2003, and cost reduction initiatives that were implemented throughout 2002 across MPS's divisions in response to the lower revenue levels. The decrease in revenue primarily reduces the variable component of compensation for the
Company's  employees.  Certain of the cost  reduction  initiatives  include  the reduction of the Company's salaried workforce, and the realignment of compensation levels for the Company's employees.

Income from operations. Income from operations increased $1.8 million, or 7.9%, to $24.7 million in the nine months ended September 30, 2003, from $22.9 million in the year earlier period.

Other income (expense), net. Other income (expense), net consists primarily of interest expense related to borrowings under the Company's expired credit facility and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $3.7 million, or 75.5%, to $1.2 million in the nine months ended September 30, 2003, from $4.9 million in the year earlier period. The decrease in interest expense is related to the reduction of borrowings under the Company's expired credit facility between these two periods. As of September 30, 2002, the Company had $25 million outstanding under its expired credit facility, while there were no borrowings outstanding during the nine months ended September 30, 2003. Interest expense was offset by $1.4 million and $1.2 million of interest and other income in the nine months ended September 30, 2003 and 2002, respectively.

Income taxes. The Company's effective tax rate increased slightly to 40.6% in the nine months ended September 30, 2003, as compared to 40.5% in the year earlier period.

Income before cumulative effect of accounting change. As a result of the foregoing, income before cumulative effect of accounting change increased $3.4 million, or 29.8%, to $14.8 million in the nine months ended September 30, 2003, from $11.4 million in the year earlier period. Income before cumulative effect of accounting change as a percentage of revenue increased to 1.8% in the nine months ended September 30, 2003, from 1.3% in the year earlier period.

Segment Results

IT Services division

Revenue in the IT services division decreased $60.3 million, or 13.7%, to $380.1 million in the nine months ended September 30, 2003, from $440.4 million in the year earlier period. On a constant currency basis, revenue decreased 16.2%. The decrease in revenue was attributable to the diminished demand for IT services. The division's customers continued to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Of the division's revenue, approximately 63% and 66% was generated in the United States in the nine months ended September 30, 2003 and 2002, respectively. The remainder was generated internationally, primarily in the United Kingdom. Revenue generated in the United States decreased 17.7% in the nine months ended September 30, 2003, from the year earlier period. Revenue generated internationally decreased 5.8% in the nine months ended September 30, 2003, from the year earlier period. However on a constant currency basis, revenue generated internationally decreased 13.1%.

Gross profit for the IT services division decreased $7.2 million, or 7.7%, to $85.8 million in the nine months ended September 30, 2003, from $93.0 million in the year earlier period. However, the gross margin increased to 22.6% in the nine months ended September 30, 2003, from 21.1% in the year earlier period. The increase in gross margin is attributable to the division's domestic operations where the gross margin increased to 27.0% in the nine months ended September 30, 2003, from 24.0% in the year earlier period. In the year earlier period, the division's domestic operations experienced a decrease in bill rates and a shift in the mix of its services, which exceeded the related decrease in pay rates of its primarily hourly employees. The Company was able to more effectively manage the differential in the bill and pay rates throughout 2003, which resulted in an increase in gross margin from the year earlier period. For revenue generated internationally, the gross margin decreased to 15.1% in the nine months ended September 30, 2003, from 15.5% in the year earlier period.

The IT services division's G&A expenses decreased $3.4 million, or 4.4%, to $73.8 million in the nine months ended September 30, 2003, from $77.2 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 19.4% in the nine months ended September 30, 2003, from 17.5% in the year earlier period. The decrease in the division's G&A expenses is associated with the decrease in revenue for the nine months ended September 30, 2003, and cost reduction initiatives implemented within the division throughout 2002.

Income from operations for the IT services division  decreased $3.2 million,  or
37.2 %, to $5.4 million in the nine months ended September 30, 2003, from $8.6 million in the year earlier period.


Professional services division

Revenue in the professional services division increased $23.7 million, or 6.4%, to $394.0 million in the nine months ended September 30, 2003, from $370.3 million in the year earlier period. Acquisitions contributed $14.5 million in revenue for the nine months ended September 30, 2003.

Of the division's revenue, approximately 63% and 64% was generated in the United States in both the nine months ended September 30, 2003 and 2002, respectively. The remainder was generated in the United Kingdom. Excluding the contribution from acquisitions, revenue generated in the United States decreased 0.4% in the nine months ended September 30, 2003, from the year earlier period. Revenue generated in the United Kingdom increased 7.6% in the nine months ended September 30, 2003, from the year earlier period. However on a constant currency basis, revenue generated in the United Kingdom decreased 1.2%. The decrease in revenue was attributable to the diminished demand for staffing services and workforce solutions provided by the division.

The professional services division operates primarily through five operating units consisting of accounting and finance, legal, engineering, workforce management and executive search, and health care, which contributed 42.3%, 14.3%, 33.7%, 6.0%, and 3.7%, respectively, of the division's revenue by group during the nine months ended September 30, 2003, as compared to 43.0%, 11.6%, 35.0%, 9.2%, and 1.2%, respectively, during the year earlier period.

Gross profit for the professional services division increased $1.2 million, or 1.1%, to $113.8 million in the nine months ended September 30, 2003, from $112.6 million in the year earlier period. The gross margin decreased to 28.9% in the nine months ended September 30, 2003, from 30.4% in the year earlier period. The decrease in gross margin is primarily attributable to the decrease in demand for the division's workforce management unit, which utilizes a higher percentage of a salaried workforce and, to a lesser extent, a lower level of direct hire and permanent placement fees, which generate a higher margin. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 4.9% of revenue in the nine months ended September 30, 2003, from 5.3% in the year earlier period.

The professional services division's G&A expenses increased $3.7 million, or 4.1%, to $93.2 million in the nine months ended September 30, 2003, from $89.5 million in the year earlier period. As a percentage of revenue, the division's G&A expenses decreased to 23.7% in the nine months ended September 30, 2003, from 24.2% in the year earlier period.

Income from operations for the professional services division decreased $2.1 million, or 11.5 %, to $16.1 million in the nine months ended September 30, 2003, from $18.2 million in the year earlier period.


IT Solutions division

Revenue in the IT solutions division decreased $8.5 million, or 13.3%, to $55.4 million in the nine months ended September 30, 2003, from $63.9 million in the year earlier period. Weak demand for IT consulting solutions was intensified by the uncertainties relating to the economy. As a result, management refined its focus by deciding to exit certain non-strategic markets over 2002, the last of which occurred in August 2002. These markets, while generating revenue, were not producing positive income or cash flow from operations.

Gross profit for the IT solutions division decreased $0.5 million, or 2.4%, to $20.6 million in the nine months ended September 30, 2003, from $21.1 million in the year earlier period. The gross margin increased to 37.2% in the nine months ended September 30, 2003, from 33.1% in the year earlier period. This increase was driven primarily by higher utilization of the Company's salaried consultants. This division's business model, unlike the Company's other divisions, uses primarily salaried consultants to meet customer demand. To reflect lower customer demand, the division significantly reduced billable headcount during 2002.

The IT solutions division's G&A expenses decreased $6.6 million, or 30.4%, to $15.1 million in the nine months ended September 30, 2003, from $21.7 million in the year earlier period. As a percentage of revenue, the division's G&A expenses decreased to 27.2% in the nine months ended September 30, 2003, from 33.9% in the year earlier period. The decrease in the division's G&A expenses was primarily related to reductions in its work force throughout 2002.

Income from operations for the IT solutions division increased $7.1 million, to $3.2 million in the nine months ended September 30, 2003, from a $3.9 million loss in the year earlier period.

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

The Company had working capital of $200.1 million and $171.9 million as of September 30, 2003 and December 31, 2002, respectively. The Company had cash and cash equivalents of $108.9 million and $66.9 million as of September 30, 2003 and December 31, 2002, respectively.

For the nine months ended September 30, 2003 and 2002, the Company generated $60.5 million and $72.6 million of cash flow from operations, respectively. The decrease in cash flow from operations, from 2002 to 2003, is primarily due the reduced level of earnings in the current year.

For the nine months ended September 30, 2003, the Company used $20.5 million of cash for investing activities, of which $14.9 million was used for acquisitions of legal staffing businesses in February and August of 2003, and $5.6 million was used for capital expenditures. For the nine months ended September 30, 2002, the Company used $10.2 million of cash for investing activities, of which $6.7 million was used for an acquisition of a health care staffing business in July 2002, and $3.5 million was used for capital expenditures.

For the nine months ended September 30, 2003, the Company generated $0.9 million of cash for financing activities, primarily comprised of $8.9 million generated from stock option exercises, net of $7.6 million used for the repurchase of the Company's common stock. For the nine months ended September 30, 2002, the Company used $60.3 million of cash for financing activities, of which $76.4 million was used for repayments on the Company's expired credit facility, and $16.3 million was generated from stock option exercises. These repurchases and repayments were mainly funded from cash flow from operations.

The Company's Board of Directors has authorized the repurchase of up to $65.0 million of the Company's common stock. The Company began to utilize this authorization in the third quarter of 2002. As of November 3, 2003, 1.6 million shares at a cost of $9.1 million have been repurchased under this authorization.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the remainder of 2003, will be approximately $2.0 million.

While there can be no assurance in this regard, the Company believes that funds provided by operations, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital and capital expenditures for at least the next 12 months.


Indebtedness of the Company

The Company had a revolving credit facility that expired on October 27, 2003, with no borrowings outstanding. Management is negotiating with lenders regarding a new credit facility and expects to enter into a new credit facility in the near future.

At November 3, 2003, the Company had outstanding letters of credit in the amount of $2.7 million.




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

Interest rates. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations under its expired credit facility and to the Company's investments.

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

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 34% of its consolidated revenues for the nine months ended September 30, 2003, from international operations, approximately 97% of which were from the United Kingdom. The British pound sterling to U.S. dollar exchange rate has increased approximately 3% in 2003, from 1.61 at December 31, 2002, to 1.66 at September 30, 2003. The Company prepared sensitivity analyses to determine the adverse impact of hypothetical changes in the British pound sterling, relative to the U.S. Dollar, on the Company's results of operations and cash flows. However, the analysis did not include the potential impact on sales levels resulting from a change in the British pound sterling. An additional 10% adverse movement in the exchange rate would have had an immaterial impact on the Company's cash flows and financial position for the nine months ended September 30, 2003. While fluctuations in the British pound sterling have not historically had a material impact on the Company's consolidated results of operations, the lower level of earnings resulting from a decrease in demand for the services provided by the Company's domestic operations have increased the impact of exchange rate fluctuations. As of September 30, 2003, the Company did not hold and has not previously entered into any foreign currency derivative instruments.

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


IRS Adjustments During Periodic Income Tax Audits May Increase Our Tax Liability And Hurt Our Results Of Operations.

     MPS is subject to periodic review by federal, state, and local taxing authorities in the ordinary course of business. During 2001, MPS was notified by the Internal Revenue Service that certain prior year income tax returns will be examined. As part of this examination, the net tax benefit associated with an investment in a subsidiary that MPS recognized in 2000 of $86.3 million is also being reviewed. In the fourth quarter of 2002, the company recorded an $8.7 million charge for an adjustment related to its audit of prior years' tax returns. While MPS has not received notice of any additional adjustments relating to its audit of prior years' tax returns, we cannot assure you that the IRS will not propose additional adjustments. Additional adjustments may affect our financial condition.


The Price Of Our Common Stock May Fluctuate Significantly, Which May Result In Losses For Investors.

The market price for our common stock has been and may continue to be volatile. For example, during the period from January 1, 2003 until September 30, 2003, the closing price of the common stock as reported on the New York Stock Exchange ranged from a high of $10.10 to a low of $4.85. Our stock price can fluctuate as a result of a variety of factors, including factors listed above and others, many of which are beyond our control. These factors include:

     -    actual or anticipated variations in quarterly operating results;
     -    announcement of new services by us or our competitors;
     -    announcements relating to strategic relationships or acquisitions;
     - changes in financial estimates or other statements by securities analysts;
     - valuation fluctuations which may cause a negative impact to our operating results as it relates to Statement of Financial Accounting Standards No. 142; and
     -    changes in general economic conditions.

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

               31.1 Certification of Timothy D. Payne pursuant to Rule 13a-14(a)

               31.2 Certification of Robert P. Crouch pursuant to Rule 13a-14(a)

               32.1 Certification  of  Timothy D.  Payne  pursuant  to 18 U.S.C.
                    Section 1350

               32.2 Certification  of Robert  P.  Crouch  pursuant  to 18 U.S.C.
                    Section 1350

         B.   Reports on Form 8-K

               On July 22, 2003, we furnished a Report on Items 7 and 9 of Form 8-K pertaining to the issuance of a press release announcing our financial results for the three and six months ended June 30, 2003. This Form 8-K is not deemed incorporated by reference into any of our filings with the Securities and Exchange Commission.

SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                             Date


/s/ Timothy D. Payne             President, Chief             November 13, 2003
Timothy D. Payne                 Executive Officer and
                                 Director


/s/ Robert P. Crouch             Senior Vice President,       November 13, 2003
Robert P. Crouch                 Treasurer, and Chief
                                 Financial Officer