Form 10-K/A
period 2002-12-31
MPS GROUP INC
filed 2004-01-23
CIK 924646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file no. 000-24484



                                 MPS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                Florida                                     59-3116655
--------------------------------------               -------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

 1 Independent Drive, Jacksonville, FL                       32202
----------------------------------------                 --------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:  (904) 360-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
         Title of Each Class                            on Which Registered

Common Stock, Par Value $0.01 Per Share               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  X  No
    ---    ---

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates based upon the closing sale price of the Common Stock, Par Value $0.01 Per Share, as reported by the New York Stock Exchange on June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $861,464,571.

     As of March 12, 2003 the number of shares outstanding of the Registrant's the Common Stock, Par Value $0.01 Per Share was 102,541,491.

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of MPS Group, Inc. is filed in response to a comment from the staff of the Securities and Exchange Commission to correct a typographical error in Exhibit 23, 'Consent of Independent Certified Public Accountants' to the original filing of this Report, filed on March 31, 2003. The date of that Consent appeared as March 26, 2002, rather than March 26, 2003, which was the actual date of execution of the Consent.


                                     PART IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)      Documents Filed as Part of the Report.

         1.  Financial Statements.

     The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

         *Report of Independent Certified Public Accountants

         *Consolidated Balance Sheets at December 31, 2002 and 2001

         *Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

         *Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000

         *Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

         *Notes to Consolidated Financial Statements

* - Filed with the original filing of this Report.


         2.  Financial Statement Schedules.

     Financial statement schedules required to be included in this report are either shown in the financial statements and notes thereto included in Item 8 of this report or have been omitted because they are not applicable.


         3.  Exhibits.

         See (c) below.

(b)      Reports on Form 8-K.

     A report on Form 8-K dated November 14, 2002 was furnished by the Company on November 2002. The report was furnished under Item 9, Regulation FD Disclosure.

(c)      Exhibits.

3.1     Amended and restated Articles of Incorporation. (10)

3.2     Bylaws of Modis Professional Services, Inc. (13)

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

10.13   Form of Director's Indemnification Agreement. (6)

10.14   Form of Officer's Indemnification Agreement. (6)

10.15 Form of Award Notification under the Modis Professional Services, Inc. (now MPS Group, Inc.) Senior Executive Annual Incentive Plan. (9)

10.16   Executive Deferred Compensation Plan. (11)

10.16(a)Amendment to Executive Deferred Compensation Plan. (13)

10.17   Form of Executive Employment Agreement. (13)

10.18   Form of Director's Indemnification Agreement. (13)

21*     Subsidiaries of the Registrant.

23**    Consent of PricewaterhouseCoopers LLP.

24*     Form of Power of Attorney.

31.1**  Certification of Timothy D. Payne pursuant to Rule 13a-14/15d-14.

31.2**  Certification of Robert P. Crouch pursuant to Rule 13a-14/15d-14.

32.1**  Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2**  Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

99.1*   Report of the Audit Committee.

* - Filed with the original filing of this Report.
** - Filed herewith.

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

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 8, 2001.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 14, 2002.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 26, 2002.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2002.

(13) Incorporated by references to the Company's Quarterly Report on Form 10-Q filed May 15, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPS GROUP, INC.

By:  /s/ Timothy D. Payne
     Timothy D. Payne
     President, Chief Executive Officer and Director

Date:  January 16, 2004

     Pursuant to the requirements of Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                          Title                             Date


/s/ Timothy D. Payne             President, Chief               January 16, 2004
Timothy D. Payne                 Executive Officer and
                                 Director


/s/ Robert P. Crouch             Senior Vice President, Chief   January 16, 2004
Robert P. Crouch                 Financial Officer, Treasurer,
                                 and Chief Accounting Officer


/s/ Derek E. Dewan *             Chairman of the Board          January 16, 2004
Derek E. Dewan


/s/ Michael D. Abney *           Director                       January 16, 2004
Michael D. Abney


/s/ T. Wayne Davis *             Director                       January 16, 2004
T. Wayne Davis


                                 Director
Richard J. Heckmann


/s/ Michael L. Huyghue *         Director                       January 16, 2004
Michael L. Huyghue


                                 Director
William M. Isaac


/s/ John R. Kennedy *            Director                       January 16, 2004
John R. Kennedy


/s/ Darla D. Moore *             Director                       January 16, 2004
Darla D. Moore


/s/ Peter J. Tanous *            Director                       January 16, 2004
Peter J. Tanous


                                 Director
Arthur B. Laffer


*By:/s/Timothy D. Payne
     Timothy D. Payne, as Attorney-in-Fact