Form 10-K
period 2003-12-31
MPS GROUP INC
filed 2004-03-15
CIK 924646

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on, June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $695,179,314.

     As of March 1, 2004 the number of shares outstanding of the Registrant's common stock was 103,177,129.

     DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of shareholders are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in
Part II, Item 5 under 'Market for Registrant's Common Equity and Related Stockholder Matters', 'Liquidity and Capital Resources,' and 'Factors Which May Impact Future Results and Financial Condition.' In some cases, you can identify forward-looking statements by terminology such as 'will,' 'may,' 'should,' 'could,' 'expects,' 'plans,' 'indicates,' 'projects,' 'anticipates,' 'believes,' 'estimates,' 'appears,' 'predicts,' 'potential,' 'continues,' 'can,' 'hopes,' 'perhaps,' 'would,' or 'become,' or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part II, Item 7A, under 'Quantitative and Qualitative Disclosures About Market Risk' should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on beliefs and assumptions of the Company's management and on information currently available to such management. Forward looking statements speak only as of the date they are made, and the Company undertakes no obligation to publicly update any of them in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

                                     PART I

ITEM 1. BUSINESS

                                  Introduction

MPS Group, Inc. ('MPS' or the 'Company') is a leading global provider of business services with over 170 offices throughout the United States, Canada, the United Kingdom, and continental Europe. MPS delivers consulting, solutions, and staffing services to virtually all industries in the following disciplines and through the following brands:

  Discipline                            Brand(s)

  Information Technology (IT) Services  Modis
  Accounting and Finance                Badenoch & Clark, Accounting Principals
  Engineering                           Entegee
  Legal                                 Special Counsel
  IT Solutions                          Idea Integration
  Health Care                           Soliant Health
  Executive Search                      Diversified Search
  Human Capital Automation              Beeline


MPS operates these brands under three divisions: the professional services division; the IT services division; and the IT solutions division. The Company generated revenue of $1.10 billion in 2003, of which 64% was contributed from the United States. The remainder was earned internationally, primarily in the United Kingdom. Note 16 to the Company's Consolidated Financial Statements provides segment and geographic information for the three years ending December 31, 2003.

MPS's common stock is listed on the New York Stock Exchange ('NYSE') under the ticker symbol 'MPS'. The Company's Internet address is www.mpsgroup.com and its principal executive offices are located at 1 Independent Drive, Jacksonville, Florida 32202 (telephone: 904-360-2000). The Company makes available through its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after filing such material with, or furnishing it to, the Securities and Exchange Commission. The information contained on the Company's website, or on other websites linked to its website, is not part of this document.


                                   Operations

Professional Services division

The professional services division represented approximately 47% of MPS's revenue and 51% of its gross profit for 2003. This was up from 41% of its revenue and 47% of its gross profit for 2002. Approximately 61% of the division's revenue was generated in the United States with the remainder contributed from the United Kingdom.

The professional services division provides professional business staffing and solutions to a wide variety of clients, through its network of approximately 100 offices in the United States and the United Kingdom. The division provides expertise in a wide variety of disciplines operating through the Badenoch & Clark, Accounting Principals, Special Counsel, Entegee, Soliant Health, and Diversified Search brands.

     Badenoch & Clark is a professional services recruitment consultancy with offices located across the United Kingdom, primarily specializing in finance & accounting. Badenoch & Clark has served clients for over 20 years with a professional, consultative approach to permanent, temporary and interim hiring solutions.

     Entegee provides a strategic work force solution for technical and engineering needs through its domestic network of national practice branches. From on-site management consulting and in-house project services to temporary and direct placement, Entegee combines industry knowledge and experience to fill highly skilled technical and engineering positions. Entegee also provides engineering and drafting design services through company-owned centers that utilize state-of-the-art computer technology.

     Special Counsel provides customized legal workforce solutions to Fortune 1000 companies and law firms through its network of offices located across the United States. Special Counsel provides temporary, temporary-to-direct hire, and direct hire solutions for workload management, litigation support, business transaction support, pre-litigation and document management support, as well as trial-related services.

     Accounting Principals provides professional services recruitment and placement of accounting and finance professionals with offices located across the United States. Accounting Principals offers a complete range of workforce solutions in accounting, finance, mortgage, and banking through its nationwide branch network and team of experienced professionals.

     Soliant Health provides specialized healthcare staffing services in nursing, imaging, therapy, and other healthcare positions to hospitals and healthcare providers. By supplying traveling nurses and allied healthcare professionals on both temporary and direct hire assignments, Soliant Health delivers comprehensive healthcare staffing services to leading facilities across the United States.

     Diversified  Search provides  senior-level  executive and board of director
     search  services  to  clients   ranging  from  small,   private  firms  and
     not-for-profits  to large publicly held corporations in the United States.

The Company's business staffing solutions are provided for varying periods of time to companies or other organizations (including government agencies) that have a need for such personnel, but are unable to, or choose not to, engage certain personnel as their own employees. Examples of client needs for staffing solutions include the need for specialized or highly-skilled personnel for the completion of a specific project or subproject, substitution for regular employees during vacation or sick leave, and staffing of high turnover positions or seasonal peaks.

The division has a variable cost business model whereby revenue and cost of revenue are primarily recognized and incurred on a time-and-materials basis. The majority of the billable consultants are compensated on an hourly basis only for the hours which are billed its client. Approximately 5% of the division's revenue in 2003 was generated from permanent placement fees. Permanent placement fees are generated when a client directly hires a skilled consultant.

In 2003, the Company acquired the legal staffing businesses of LawPros and LawCorps. Purchase consideration for these two acquisitions totaled $16.0 million in cash, of which $15.3 million was paid at closing. LawPros and Lawcorps generated $10.1 million of revenue in 2003. In 2002, the Company acquired a health care staffing business, Elite Medical (subsequently re-branded as Soliant Health). Purchase consideration totaled $15.9 million, which was paid in a mixture of cash and stock. Soliant Health's revenue was $19.4 million and $9.1 million in 2003 and 2002, respectively.

In December 2003, the Company sold certain operating assets and transferred certain operating liabilities of its outplacement unit, Manchester, for $8.0 million in cash while retaining the working capital of the business of approximately $2.0 million. This decision to sell Manchester was in keeping with the Company's long-term strategy of focusing on the its core businesses. The initial after-tax loss on the sale was $20.7 million. Manchester's 2003 revenue was $21.0 million. As a result of the sale of Manchester and in accordance with GAAP, the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations report the results of operations of Manchester as discontinued operations for all periods presented.


IT Services division

The IT services division includes the Modis and Beeline units. The division represented approximately 47% of MPS's revenue and 40% of its gross profit for 2003. Approximately 63% of the division's revenue was generated in the United States, with the remainder generated internationally, primarily in the United Kingdom.

Modis is one of the world's largest providers of Information Technology Resource Management (ITRM) services and solutions. ITRM is defined as deploying skilled consultants to meet an organization's information technology goals using the optimal mix of internal staff, outside consulting resources, and project outsourcing. Today, Modis delivers world-class ITRM solutions to more than 1,000 clients in a wide variety of industries through its network of approximately 65 offices in the United States, United Kingdom, Canada and continental Europe.

The value-added solutions falling under the umbrella of ITRM include IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support in the areas of application development, systems integration, and enterprise application integration.

Modis has a variable cost business model whereby revenue and cost of revenue are primarily generated on a time-and-materials basis. The majority of the billable consultants are compensated on an hourly basis only for the hours which are billed its client. Less than 1% of the Modis' revenue in 2003 was generated from permanent placement fees.

Beeline provides a software-based human capital management services solution to principally Fortune 1000 clients. Beeline offers a wide range of human capital solutions that automate the acquisition and management of both full-time and contingent workers. Beeline offerings include Beeline for Contingent Labor, Beeline for Managed Services, Beeline for Performance Appraisals, Beeline for Direct Hire, and Beeline for RFPs. Companies and government agencies enhance execution with these solutions by improving efficiency, visibility, discipline, and communication. Beeline has operations in both the United States and the United Kingdom.

Beeline maintains a full-time staff to support its operations and seeks to collect a service charge based upon the usage of this service. To implement its service, Beeline incurs considerable start up costs and time. Subsequent to implementation, minimal cost and resources are required for the usage of Beeline's services.


IT Solutions division

The IT solutions division is comprised solely of Idea Integration ('Idea'). The division represented approximately 6% of MPS's revenue and 9% of its gross profit for 2003. All of the division's revenue was generated in the United States.

Idea is an e-business consulting and systems integration solutions provider serving Fortune 1000 companies, government, and middle-market clients, through a combination of local, regional, and national practice groups located in nine domestic markets. Specializing in Web design and development, information management solutions, wireless workflow applications, portal solutions, and enterprise resource management, Idea strives to deliver high-return business applications for its clients.

Idea has a fixed cost business model utilizing salaried consultants to deliver solutions primarily under time-and-materials contracts and to a lesser extent under fixed-fee contracts.


                                   Competition

MPS's ability to compete successfully for clients depends on its reputation, pricing and quality of service provided, its understanding of clients' specific job requirements, and the ability to provide qualified personnel in a timely manner. Certain of the Company's contracts are awarded on the basis of competitive proposals which can be periodically re-bid by the client. While MPS has been successful in obtaining both short and long-term contracts in the past, there can be no assurance that existing contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company.

The principal competitors of the professional services division include Robert Half International Inc., Resources Connection, Inc., Spherion Corporation, Wallace Law Registry, Ajilon Consulting (a wholly owned subsidiary of Adecco
SA), Michael Page International, Robert Walters PLC, Cross Country Healthcare, Inc., and CDI Corporation.

The principal competitors of the IT services division include Keane, Inc., Computer Horizons Corp., Comsys Information Technology Services, Inc., CIBER, Inc., and Ajilon Consulting.

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


                                 Growth Strategy

The Company's growth strategy is focused on increasing overall revenue and gross profits primarily through its core services offerings relating to professional services, IT services, and IT solutions and, to a lesser extent, expansion into new specialties. The Company looks to achieve this focus through a combination of both internal growth and acquisitions. In addition, this focus is aided by the shedding of non-core businesses, as illustrated by the 2003 sale of the Company's outplacement unit, Manchester. The decision of growing internally as opposed to an acquisition will be based on the perceived length of time to penetrate a market compared to its cost, as well as analyzing the potential return on invested capital for a potential acquisition.

The Company feels it has positioned itself for an upturn in the economy through the consolidation of back office activities and the continued development of its strategic management systems. Coming out of an economic downturn, employers historically have turned to contingent labor first before hiring fixed cost employees. As demand for the Company's services improves, the Company is looking to further diversify its business mix through a combination of maintaining a leadership position in both IT services and IT solutions, while growing the professional services segment. Supported by favorable workforce demographics, the Company looks to grow the professional services segment revenue in both amount and overall percentage contribution through a broadening of existing service lines and through strategic acquisitions primarily in the areas of accounting and finance, legal and health care.

The key elements of the Company's internal growth strategy include increasing penetration of existing markets and customer segments, expanding current specialties into new and contiguous geographic markets, concentrating on skill areas that value high levels of service, and identifying and adding new practice areas. As one of the largest global providers of business services, the Company looks to expand on this market footprint. Further, the Company can strengthen its relationships with clients, consultants and employees by enhancing the knowledge and skills of its consultants and employees. While the Company looks to strengthen its relationships with clients, it does not look to concentrate on any one specific client. For example, there were no customers to which sales represented over 5% of the Company's consolidated revenue for 2003.


                                    Employees

On March 1, 2004, the Company employed approximately 12,800 consultants and approximately 1,900 corporate employees on a full-time equivalent basis. Approximately 275 of the employees work at corporate headquarters.

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


                             Government Regulations

Outside of the United States and Canada, the staffing services industry is closely regulated. These regulations differ among countries but generally may regulate: (i) the relationship between the Company and its temporary employees;
(ii) registration,  licensing,  record keeping, and reporting requirements;  and
(iii) types of operations permitted. Regulation within the United States and Canada has not materially impact the Company's operations.

In many countries, including the United States and the United Kingdom, staffing services firms are considered the legal employers of the temporary consultants while the consultant is on assignment with a company client. Therefore, laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination, and workers' compensation, govern the Company. In other countries, staffing services firms, while not the direct legal employer of the consultant, are still responsible for collecting taxes and social security deductions and transmitting such amounts to the taxing authorities.


                              Intellectual Property

The Company seeks to protect its intellectual property through copyright, trade secret and trademark law and through contractual non-disclosure restrictions. The Company's services often involve the development of work and materials for specific client engagements, the ownership of which is frequently assigned to the client. The Company does at times, and when appropriate, negotiate to retain the ownership or continued use of development tools or know how created or generated by the Company for a client in the delivery of its services, which the Company may then license to other clients.


                                   Seasonality

The Company's quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for the Company's services has historically been lower during the calendar year-end, as a result of holidays, through February of the following year, as the Company's customers approve annual budgets. Extreme weather conditions may also affect demand in the early part of the year as certain of the Company's client facilities are located in geographic areas subject to closure or reduced hours due to inclement weather.


ITEM 2. PROPERTIES

The Company owns no material real property. It leases its corporate headquarters, as well as almost all of its branch offices. The branch office leases generally run for three to five-year terms. The Company believes that its facilities are generally adequate for its needs and does not anticipate difficulty replacing such facilities or locating additional facilities, if needed. For additional information on lease commitments, see Note 6 to the Company's Consolidated Financial Statements. For additional information on the Company's charge for exit costs associated with the abandonment of excess real estate obligations for certain vacant office space, see Note 17 of the Company's Consolidated Financial Statements.


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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on the NYSE (NYSE symbol - MPS). The following table sets forth the high and low sale prices of MPS's Common Stock, as reported by the NYSE, during the two years ended December 31, 2003:

                                                             2003                                 2002
                                                  -----------------------------      ------------------------------
                                                   High                 Low               High                 Low
                                                  -----------------------------      ------------------------------
Period:
         First Quarter.....................       $ 6.24              $ 4.75             $ 8.94              $ 6.45

         Second Quarter....................         7.58                5.20               9.80                7.00

         Third Quarter.....................        10.10                6.83               8.25                4.35

         Fourth Quarter....................        10.65                8.55               6.65                4.35

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

As of March 1, 2004, there were approximately 912 holders of record of the Company's Common Stock.

No cash dividend or other cash distribution with respect to the Company's Common Stock has ever been paid by the Company. The Company currently intends to retain any earnings to provide for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

The Company's Board of Directors had authorized the repurchase of up to $65.0 million of the Company's Common Stock. Beginning in the third quarter of 2002 through the second quarter of 2003, 1.6 million shares at a cost of $9.1 million have been repurchased under this authorization. There has been no activity under this authorization since the second quarter of 2003.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         Years Ended
                                          ---------------------------------------------------------------------------------
                                                  Dec. 31,        Dec. 31,        Dec. 31,       Dec. 31,       Dec. 31,
(in thousands, except per share amounts)           2003            2002            2001           2000           1999
- -------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations data:
Revenue                                        $  1,096,030    $  1,119,156      $1,500,615   $  1,777,540    $ 1,895,093
Cost of revenue                                     808,890         834,318       1,105,781      1,269,760      1,395,945
                                          ---------------------------------------------------------------------------------
Gross profit                                        287,140         284,838         394,834        507,780        499,148
Operating expenses                                  251,623         255,929         342,918        388,338        312,729
Amortization of goodwill (1)                              -               -          37,312         35,937         30,618
Impairment of investment                                  -          16,165               -           (694)        (2,275)
Exit costs (recapture)                                 (284)          8,967               -              -              -
Asset write-down related to sale of
  discontinued operations                                 -               -               -         13,122         25,000
                                          ---------------------------------------------------------------------------------
Operating income                                     35,801           3,777          14,604         71,077        133,076
Other income (expense), net                             553          (3,947)         (9,199)       (21,621)        (7,794)
                                          ----------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes and cumulative
   effect of accounting change                       36,354            (170)          5,405         49,456        125,282
Provision (benefit) for income taxes                 14,519          13,832           3,102        (65,834)        47,571
                                          ---------------------------------------------------------------------------------
Income (loss) from continuing
    operations before cumulative
    effect of accounting change                      21,835         (14,002)          2,303        115,290         77,711
Discontinued operations: (2)
Income (loss) from discontinued
   operations, net of tax                            (2,395)          1,410           6,040          4,463          4,424
Gain (loss) on sale of discontinued
   operations, net of tax                           (20,675)              -               -              -         14,955
                                          ---------------------------------------------------------------------------------
Income (loss) before cumulative
   effect of accounting change                       (1,235)        (12,592)          8,343        119,753         97,090
Cumulative effect of accounting change,
   net of tax (1)                                         -        (553,712)              -              -              -
                                          ---------------------------------------------------------------------------------
Net income (loss)                              $     (1,235)   $   (566,304)     $    8,343   $    119,753     $   97,090
                                          =================================================================================
Basic income (loss) per common share:
   From continuing operations                  $       0.21    $      (0.14)     $     0.02   $       1.19     $     0.81
                                          =================================================================================
   From discontinued operations                $      (0.02)   $       0.01      $     0.06   $       0.05     $     0.05
                                          =================================================================================
   From sale of discontinued operations        $      (0.20)   $          -      $        -   $          -     $     0.16
                                          =================================================================================
   From accounting change                      $          -    $      (5.49)     $        -   $          -     $        -
                                          =================================================================================
Basic income (loss) per common share           $      (0.01)   $      (5.62)     $     0.09   $       1.24     $     1.01
                                          =================================================================================
Diluted income (loss) per common share:
   From continuing operations                  $       0.21    $      (0.14)     $     0.02   $       1.18      $    0.80
                                          =================================================================================
   From discontinued operations                $      (0.02)   $       0.01      $     0.06   $       0.05     $     0.05
                                          =================================================================================
   From sale of discontinued operations        $      (0.20)   $          -      $        -   $          -     $     0.15
                                          =================================================================================
   From accounting change                      $          -    $      (5.49)     $        -   $          -     $        -
                                          =================================================================================
Diluted income (loss) per common share         $      (0.01)   $      (5.62)     $     0.08   $       1.23     $     1.00
                                          =================================================================================

Basic average common shares
   outstanding                                      101,680          100,833         97,868         96,675         96,268
                                          =================================================================================
Diluted average common shares
   outstanding                                      104,518          100,833         98,178         97,539         97,110
                                          =================================================================================


                                                                         December 31,
                                          ---------------------------------------------------------------------------------
(in thousands)                                      2003             2002           2001           2000           1999
---------------------------------------------------------------------------------------------------------------------------

Consolidated Balance Sheet data:
Working capital                                $     216,879     $    171,154   $  200,887     $    242,872   $   250,668
Total assets                                         893,151          892,974    1,533,863        1,645,414     1,581,049
Long term debt                                             -                -      101,000          194,000       238,615
Stockholders' equity                                 793,462          781,559    1,310,811        1,303,218     1,182,515


(1) Cumulative effect of accounting change relates to the Company's adoption of Statement of Financial Accounting Standards ('SFAS') No. 142 'Goodwill and Other Intangible Assets,' effective January 1, 2002. SFAS No. 142 discontinued the periodic amortization of goodwill.

(2) For discontinued operations, the 1999 gain on sale related to the discontinued Commercial operations and Teleservices division sold in September 1998. The income (loss) from discontinued operations for the periods presented above and the 2003 loss on sale related to the discontinued outplacement unit, Manchester, sold in December 2003.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

MPS (the 'Company') is a leading global provider of business services with over 170 offices throughout the United States, Canada, the United Kingdom, and continental Europe. MPS delivers a mix of consulting, solutions, and staffing services in disciplines such as IT services, finance and accounting, legal, engineering, IT solutions, health care, executive search, and human capital automation.

The following detailed analysis of operations contains certain financial information on a 'constant currency' basis. Such constant currency financial data is not a U.S. generally accepted accounting principles ('GAAP') financial measure. Constant currency removes from financial data the impact of changes in exchange rates between the U.S. dollar and the functional currencies of the Company's foreign subsidiaries, by translating the current period financial data into U.S. dollars using the same foreign currency exchange rates that were used to translate the financial data for the previous period. The Company believes presenting certain results on a constant currency basis is useful to investors because it allows a more meaningful comparison of the performance of its foreign operations from period to period. Additionally, certain internal reporting and compensation targets are based on constant currency financial data for the Company's various foreign subsidiaries. However, constant currency measures should not be considered in isolation or as an alternative to financial measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with GAAP.

The following detailed analysis of operations also presents the revenue generated by the Company's professional services division in the United States excluding the effect of acquisitions. Such financial data that excludes the effect of acquisitions is not a GAAP financial measure. The Company believes presenting some results excluding the effects of businesses we acquire is helpful to investors because it permits a comparison of the performance of its core internal operations from period to period. Additionally, certain internal reporting and compensation targets are based on core internal operations. The effect of acquisitions are excluded for the first 12 months following the acquisition date. Subsequent to this, acquisitions are considered to be integrated. Again however, such measures should be considered only in conjunction with the correlative measures that include the results from acquisitions, as calculated and presented in accordance with GAAP.

The following detailed analysis of operations also contains certain financial information excluding the effect of a $25.1 million charge for an investment impairment and exit costs in 2002, along with a $284,000 recapture for these exit costs in 2003. The 2002 charge of $25.1 million was comprised of the following: (1) The Company elected not to participate in a recapitalization of a minority investment originally made in 1996. This election resulted in the investment being impaired. As a result, the Company wrote off the investment in its entirety resulting in a $16.2 million charge; (2) The Company recorded an $9.0 million charge for exit costs associated with the abandonment of excess real estate obligations for certain vacant office space. This charge was recorded in accordance with SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal.' In 2003, the Company recaptured $284,000 relating to the settlement of abandoned real estate. See Note 17 to the Company's Consolidated Financial Statements for further discussion. We believe presenting certain financial information excluding the effect of the aforementioned charges (recapture) provides a more meaningful comparison of changes from period to period. Again however, you should consider such measures only in conjunction with the correlative measures that include the charges (recapture), as calculated and presented in accordance with GAAP.

In December 2003, the Company sold certain operating assets and transferred certain operating liabilities of its outplacement unit, Manchester, for $8.0 million in cash while retaining the working capital of the business of approximately $2.0 million. This decision to sell Manchester was in keeping with the Company's long-term strategy of focusing on the its core businesses. The initial after-tax loss on the sale was $20.7 million. As a result of the sale of Manchester and in accordance with GAAP, the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations report the results of operations of Manchester as discontinued operations for all periods presented. Manchester's revenue was $21.0 million, $35.8 million, and $47.9 million, in 2003, 2002 and 2001, respectively. Manchester's income (loss) before taxes was a $(3.7) million, $2.2 million, and $9.7, for 2003, 2002 and 2001, respectively.

The following detailed analysis of operations should be read in conjunction with the 2003 Financial Statements and related notes included elsewhere in this Form 10-K.

                       2003 COMPARED TO 2002

Consolidated Results

Revenue. Revenue decreased $23.2 million, or 2.1%, to $1,096.0 million in 2003 from $1,119.2 million in 2002. The decrease was due to a reduction in 2003 revenue in both the Company's IT Services and IT Solutions divisions of 11.1% and 16.9%, respectively. This decrease was offset by a 2003 revenue increase of 11.9% in the Company's professional services division.

Approximately 36% of the Company's 2003 revenue was generated internationally, primarily in the United Kingdom. The Company's revenue is therefore subject to changes in foreign currency exchange rates. The weakening of the U.S. dollar in 2003 had a slight impact on revenue, as revenue, on a constant currency basis decreased 4.8%, as compared to the decrease of 2.1% above.

In 2002, the Company acquired a health care staffing business, and in 2003, the Company acquired two legal staffing businesses (together, the 'acquisitions'). The Company's health care staffing business, which was acquired in July 2002, contributed $19.4 million and $9.1 million in revenue for 2003 and 2002, respectively. The Company's acquisition of two legal staffing businesses in February and August of 2003 (together, the 'legal acquisitions'), contributed $10.1 million in revenue for 2003. See Note 3 to the Company's Consolidated Financial Statements for a discussion of the acquisitions.

Gross profit. Gross profit increased $2.3 million, or 0.8%, to $287.1 million in 2003 from $284.8 million in 2002. However, on a constant currency basis, gross profit decreased $2.5 million, or 0.8%, in 2003. Gross margin increased to 26.2% in 2003, from 25.5% in 2002. The higher margin is due primarily to a higher concentration of revenue being generated from the professional services division for 2003.

Operating expenses. Total operating expenses decreased $29.8 million, or 10.6%, to $251.3 million in 2003, from $281.1 million in 2002. Included in total operating expenses for 2002 was a $25.1 million charge for an investment impairment and exit costs. Included in total operating expenses for 2003 was a $284,000 recapture for these exit costs. Excluding these aforementioned charges (recapture), total operating expenses decreased $4.3 million, or 1.7%, to $251.6 million in 2003, from $255.9 million in 2002. The Company's general and administrative ('G&A') expenses, which are included in operating expenses, decreased $1.1 million, or 0.5%, to $234.6 million in 2003, from $235.7 million in 2002. G&A expenses on a constant currency basis decreased $6.6 million, or 2.8%, in 2003. The decrease in G&A expenses was attributable to the elimination of duplicative corporate infrastructure responsibilities and the decrease in revenue for 2003. The decrease in revenue primarily reduces the variable component of compensation for the Company's employees.

Operating income. Operating income increased $32.0 million to $35.8 million in 2003, from $3.8 million in 2002. Results for 2002 and 2003 included a $25.1 million charge for an investment impairment and exit costs, and a $284,000 recapture for these exit costs, respectively. Operating income as a percentage of revenue increased to 3.3% in 2003, from 0.3% in 2002. The charge for an investment impairment and exit costs in 2002 and the exit costs recapture in 2003, had a 2.3% and 0.1% impact, respectively, on operating income as a percentage of revenue.

Other income (expense), net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facility and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $4.7 million, or 83.9%, to $0.9 million in 2003, from $5.6 million in 2002. The decrease in interest expense is related to the lack of borrowings under the Company's credit facility during 2003. Interest expense was offset by $1.5 million and $1.7 million of interest and other income in 2003 and 2002, respectively.

Income taxes. The Company recognized an income tax provision of $14.5 million in 2003, compared to a provision of $13.8 million in 2002. Included in the provision for 2002 is an $8.7 million charge for an agreed upon adjustment related to an audit by the Internal Revenue Service of prior years' tax returns. See Note 7 to the Company's Consolidated Financial Statements for further discussion. This charge net of the tax benefit on the previously mentioned investment impairment and exit costs in 2002 increased the 2002 income tax provision by $3.5 million. The remaining decrease in the level of the Company's income tax provision as a percentage of pre-tax income is due to the lower level of non-deductible expenses for 2003.

Income from continuing operations before cumulative effect of accounting change. As a result of the foregoing, income from continuing operations before cumulative effect of accounting change increased $35.8 million, to $21.8 million in 2003, from a $14.0 million loss in 2002.


Segment Results

Professional Services division

Revenue in the professional services division increased $54.8 million, or 11.9%, to $514.1 million in 2003, from $459.3 million in 2002. On a constant currency basis, revenue increased 8.4%. Acquisitions contributed $19.6 million in revenue for 2003.

Of the division's revenue, approximately 61% was generated in the United States in both 2002 and 2003. The remainder was generated in the United Kingdom. Excluding the contribution from acquisitions, revenue generated in the United States increased 5.2% for 2003. On a constant currency basis, revenue increased 2.6% for revenue generated in the United Kingdom.

Excluding the contribution from acquisitions and the favorable impact from changes in foreign currency exchange rates, all of the professional division's operating units, as listed below, increased revenue in 2003 from 2002. This increase in revenue was attributable to the increased demand for the services provided by the division. Revenue contribution from the professional services division's operating units for 2003 and 2002 are as follows:

                                            2003            2002
------------------------------------------------------------------
Accounting and finance                      44.5%           46.0%
Engineering                                 34.9            37.6
Legal                                       15.3            12.8
Health care                                  3.8             2.0
Executive search                             1.5             1.6

Gross profit for the professional services division increased $13.3 million, or 9.9%, to $147.4 million in 2003 from $134.1 million in 2002. The gross margin decreased to 28.7% in 2003, from 29.2% in 2002. The decrease in gross margin is primarily attributable to the lower level of direct hire and permanent placement fees, which generate a higher margin. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 4.8% of revenue in 2003, from 5.4% in 2002. Gross margin for the division's staffing services remained stable from 2002 to 2003.

The professional services division's G&A expenses increased $9.6 million, or 9.1%, to $115.6 million in 2003, from $106.0 million in 2002. As a percentage of revenue, the division's G&A expenses decreased to 22.5% in 2003, from 23.1% in 2002. The increase in the division's G&A expenses is associated primarily with the increase in revenue for 2003, and to a lesser extent, from the impact of changes in foreign currency exchange rates.

Operating income for the professional services division increased $4.8 million, or 21.9%, to $26.7 million in 2003, from $21.9 million in 2002.


IT Services division

Revenue in the IT services division decreased $63.6 million, or 11.1%, to $511.7 million in 2003, from $575.3 million in 2002. On a constant currency basis, revenue decreased 13.7%. The decrease was attributable to the diminished demand for IT services. The division's customers continued to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Of the division's revenue, approximately 63% and 65% was generated in the United States in 2003 and 2002, respectively. The remainder was generated internationally, primarily in the United Kingdom. Revenue generated in the United States decreased 15.0% in 2003. On a constant currency basis, revenue decreased 11.0% for revenue generated internationally.

Gross profit for the IT services division decreased $7.6 million, or 6.2%, to $114.7 million in 2003 from $122.3 million in 2002. However, the gross margin increased to 22.4% in 2003, from 21.3% 2002. The increase in gross margin is attributable to the division's domestic operations where the gross margin increased to 26.9% in 2003, from 24.4% in 2002. In 2002, the division's domestic operations experienced a decrease in bill rates and a shift in the mix of its services, which exceeded the related decrease in pay rates of its primarily hourly employees. The division was able to more effectively manage the differential in the bill and pay rates throughout 2003, which resulted in an increase in gross margin from 2002. For revenue generated internationally, the gross margin decreased to 15.0% in 2003, from 15.4% in 2002, primarily due to a shift in the mix of services provided internationally.

The IT services division's G&A expenses decreased $2.5 million, or 2.5%, to $99.5 million in 2003, from $102.0 million in 2002. As a percentage of revenue, the division's G&A expenses increased to 19.4% in 2003, from 17.7% in 2002. The decrease in the division's G&A expenses is primarily associated with the decrease in revenue for 2003.

Operating income for the IT services division decreased $4.3 million, or 40.6%, to $6.3 million in 2003, from $10.6 million in 2002.


IT Solutions division

Revenue in the IT solutions division decreased $14.3 million, or 16.9%, to $70.2 million in 2003, from $84.5 million in 2002. Weak demand for IT consulting solutions was intensified by the uncertainties relating to the economy. As a result, management refined its focus by deciding to exit certain non-strategic markets throughout 2002, the last of which occurred in August 2002. These markets, while generating revenue, were not producing positive income or cash flow from operations. Revenue generated from these closed markets was $4.3 million for 2002.

Gross profit for the IT solutions division decreased $3.3 million, or 11.6%, to $25.1 million in 2003 from $28.4 million in 2002. However, the gross margin increased to 35.7% in 2003, from 33.6% in 2002. This increase was driven by higher utilization of the Company's salaried consultants. This division's business model, unlike the Company's other divisions, uses primarily salaried consultants to meet customer demand. To reflect lower customer demand, the division significantly reduced billable headcount during 2002.

The IT solutions division's G&A expenses decreased $8.2 million, or 29.6%, to $19.5 million in 2003, from $27.7 million in 2002. As a percentage of revenue, the division's G&A expenses decreased to 27.8% in 2003, from 32.8% in 2002. The decrease in the division's G&A expenses was primarily related to reductions in its work force throughout 2002.

Operating income for the IT solutions division increased $6.1 million, to $2.5 million in 2003, from a $3.6 million loss in 2002.



                       2002 COMPARED TO 2001

Consolidated Results

Revenue. Revenue decreased $381.4 million, or 25.4%, to $1,119.2 million in 2002 from $1,500.6 million in 2001. The decrease was due to a reduction in 2002 revenue for all three divisions, whereby revenue decreased 18.1%, 25.4%, and 49.9%, in the Company's professional services, IT Services and IT Solutions divisions, respectively.

Approximately 34% of the Company's 2002 revenue was generated internationally, primarily in the United Kingdom. The Company's revenue is therefore subject to changes in foreign currency exchange rates. The weakening of the U.S. dollar in 2002 had a slight impact on revenue, as revenue, on a constant currency basis decreased 26.4%, as compared to the decrease of 25.4% above. Constant currency removes the impact on revenue from changes in exchange rates between the U.S. dollar and the functional currencies of its foreign subsidiaries.

Included in the results for 2001 was $20.7 million in revenue from the Company's scientific operating unit which was sold in December 2001. Additionally, the Company acquired a health care staffing business in July 2002 which contributed $9.1 million in revenue for 2002.

Gross profit. Gross profit decreased $110.0 million, or 27.9%, to $284.8 million in 2002 from $394.8 million in 2001. Gross margin decreased to 25.5% in 2002, from 26.3% in 2001. The lower margin is due primarily to changes in business mix, and a decrease in direct hire and permanent placement fees, which generate a higher margin.

Operating expenses. Total operating expenses decreased $99.1 million, or 26.1%, to $281.1 million in 2002, from $380.2 million in 2001. There are two items which should be separately identified to provide a more meaningful analysis of the change in operating expenses. Included in total operating expenses for 2002 was a $25.1 million charge for an investment impairment and exit costs. Included in total operating expenses for 2001 was $37.3 million of goodwill amortization. Excluding these aforementioned costs, total operating expenses decreased $87.0 million, or 25.4%, to $255.9 million in 2002, from $342.9 million in 2001. The Company's G&A expenses decreased $86.2 million, or 26.8%, to $235.7 million in 2002, from $321.9 million in 2001. The decrease in G&A expenses was attributable to (i) a decrease in revenue for 2002, (ii) cost reduction initiatives that were implemented in 2001 and throughout 2002 across MPS's divisions in response to the lower revenue levels and (iii) the elimination of duplicative corporate infrastructure responsibilities. The decrease in revenue primarily reduces the variable component of compensation for the Company's employees. Certain of the cost reduction initiatives include the reduction of the Company's salaried workforce, and the realignment of compensation levels for the Company's employees.

In accordance with SFAS No. 142, the Company did not record any goodwill amortization in 2002. See Note 5 to the Company's Consolidated Financial Statements for further discussion.

Operating income. Operating income decreased $10.8 million, or 74.0%, to $3.8 million in 2002, from $14.6 million in 2001. Results for 2001 and 2002 included $37.3 million of goodwill amortization, and a $25.1 million charge for an investment impairment and exit costs, respectively. Operating income as a percentage of revenue decreased to 0.3% in 2002, from 1.0% in 2001. Goodwill amortization in 2001 and the charge for an investment impairment and exit costs in 2002, had a 2.5% and 2.3% negative impact, respectively, on operating income as a percentage revenue.

Other income (expense), net. Other expense, net consists primarily of interest expense related to borrowings under the Company's credit facilities and notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $5.0 million, or 47.2%, to $5.6 million in 2002, from $10.6 million in 2001. The decrease in interest expense is related to the lower level of borrowings under the Company's credit facility during 2002. Interest expense was offset by $1.7 million and $1.4 million of interest and other income in 2002 and 2001, respectively.

Income taxes. The Company recognized an income tax provision of $13.8 million in 2002, compared to a provision of $3.1 million in 2001. Included in the provision for 2002 is an $8.7 million charge recognized for an agree upon adjustment related to an audit by the Internal Revenue Service of prior years' tax returns. This charge net of the tax benefit on the previously mentioned investment impairment and exit costs in 2002 increased the 2002 income tax provision by $3.5 million. The remaining decrease in the level of the Company's income tax provision as a percentage of pre-tax income is primarily due to the discontinuance of goodwill amortization required by SFAS No. 142. In 2001, non-deductible goodwill amortization on certain acquisitions had an increased effect on the Company's effective tax rate.

Income from continuing operations before cumulative effect of accounting change. As a result of the foregoing, income from continuing operations before cumulative effect of accounting change decreased $16.3 million, to a $14.0 million loss in 2002, from $2.3 million of income in 2001.

Segment Results

Professional Services division

Revenue in the professional services division decreased $101.7 million, or 18.1%, to $459.3 million in 2002, from $561.0 million in 2001. On a constant currency basis, revenue decreased 19.4%. The decrease was attributable to the diminished demand for staffing services and workforce solutions provided by the division.

Of the division's revenue, approximately 61% and 66% was generated in the United States in 2002 and 2001, respectively. The remainder was generated in the United Kingdom. Included in revenue for 2001 was $20.7 million of revenue from the Company's scientific operating unit which was sold in 2001. Included in revenue for 2002 was $9.1 million of revenue from the Company's mid-year acquisition of a health care staffing business. On an organic basis, excluding both the divestiture and the acquisition, revenue generated in the United States decreased 21.5% for 2002. On a local currency basis, revenue decreased 11.8% for revenue in the United Kingdom.

Gross profit for the professional services division decreased $37.7 million, or 21.9%, to $134.1 million in 2002 from $171.8 million in 2001. The gross margin decreased to 29.2% in 2002, from 30.6% in 2001. The decrease in gross margin is primarily attributable to a decrease in bill rates for the services provided by the division and, to a lesser extent, the lower level of direct hire and permanent placement fees, which generate a higher margin. As a percentage of revenue, the division's direct hire and permanent placement fees decreased to 5.4% of revenue in 2002, from 6.9% in 2001.

The professional services division's G&A expenses decreased $19.8 million, or 15.7%, to $106.0 million in 2002, from $125.8 million in 2001. As a percentage of revenue, the division's G&A expenses increased to 23.1% in 2002, from 22.4% in 2001. The decrease in the division's G&A expenses is associated with the decrease in revenue for 2002, and cost reduction initiatives implemented within the division in 2001 and throughout 2002.

Operating income for the professional services division decreased $8.2 million, or 27.2%, to $21.9 million in 2002, from $30.1 million in 2001. Goodwill amortization had a $10.5 million negative impact on operating income for 2001.


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

Operating income for the IT services division decreased $2.8 million, or 20.9%, to $10.6 million in 2002, from $13.4 million in 2001. Goodwill amortization had a $19.4 million negative impact on operating income for 2001.


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

The operating loss for the IT solutions division decreased $25.3 million, to a $3.6 million loss in 2002, from a $28.9 million loss in 2001. Goodwill amortization had a $7.4 million negative impact on operating income for 2001.


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

The Company had working capital of $216.9 million and $171.2 million as of December 31, 2003 and 2002, respectively. The Company had cash and cash equivalents of $124.8 million and $66.9 million as of December 31, 2003 and 2002, respectively.

For the years ended December 31, 2003, 2002, and 2001, the Company generated $70.3 million, $111.5 million, and $173.9 million of cash flow from operations, respectively. The reduction in cash flow from operations, from 2002 to 2003, was primarily due to the normalizing of receivables collection. In 2001 and 2002, the main elements of the Company's back office integration and consolidation efforts were being completed. These efforts led to improvements in receivables collection for 2001 and 2002. The reduction in cash flow from operations, from 2001 to 2002, was primarily due to a reduced level of earnings in 2002, which was somewhat offset by this improvement in receivables collection.

For the year ended December 31, 2003, the Company used $22.7 million of cash for investing activities, of which $15.9 million, net of cash acquired, was used primarily for the legal acquisitions, and $6.8 million was used for capital expenditures. For the year ended December 31, 2002, the Company used $12.7 million of cash for investing activities, of which $6.7 million, net of cash acquired, was used for the purchase of the Company's health care business, and $6.0 million was used for capital expenditures. For the year ended December 31, 2001, the Company used $14.8 million of cash for investing activities, primarily for capital expenditures.

For the year ended December 31, 2003, the Company generated $2.7 million of cash from financing activities, primarily from $10.9 million of stock option exercises, net of $7.6 million used for the purchase of treasury stock. For the year ended December 31, 2002, the Company used $86.5 million of cash for financing activities, of which $101.4 was used for repayments on the Company's credit facility and $16.9 million was generated from stock option exercises. The Company also used $1.4 million for the purchase of treasury stock in 2002. For the year ended December 31, 2001, the Company used $116.6 million of cash for financing activities. This amount primarily represented net repayments on the Company's credit facility and on notes issued in connection with the acquisition of certain companies. These repayments were mainly funded from cash flows from operations.

The Company's Board of Directors has authorized the repurchase of up to $65.0 million of the Company's Common Stock. Beginning in the third quarter of 2002 through the second quarter of 2003, 1.6 million shares at a cost of $9.1 million have been repurchased under this authorization. There has been no activity under this authorization since the second quarter of 2003.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems during the next twelve months will be approximately $8 million.

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

Indebtedness, Contractual Obligations, and Commercial Commitments of the Company

The following are contractual cash obligations and other commercial commitments of the Company at December 31, 2003:

                                                                       Payments Due by Period
                                           ------------------------------------------------------------------------------
                                                             Less than          1 - 3           4 - 5           After 5
                                             Total             1 Year           Years           Years            Years
Contractual Cash Obligations
(in thousands)
Operating leases                            $  52,810        $  14,462        $  24,346        $   9,387       $   4,615
Other                                             891              891                -                -               -
                                           ------------------------------------------------------------------------------
Total Contractual Cash Obligations          $  53,701        $  15,353       $   24,346       $    9,387      $    4,615
                                           ==============================================================================



                                                            Amount of Commitment Expiration per Period
                                           ------------------------------------------------------------------------------
                                                             Less than          1 - 3           4 - 5           After 5
                                             Total             1 Year           Years           Years            Years

Standby letters of credit                   $   2,753        $   2,753        $       -        $       -       $       -
                                           ------------------------------------------------------------------------------
Total Commercial Commitments                $   2,753        $   2,753        $       -        $       -       $       -
                                           ==============================================================================


The Company had a revolving credit facility that expired in October 2003, with no borrowings outstanding. In the fourth quarter of 2003, the Company closed on a $150 million revolving credit facility syndicated to a group of leading financial institutions. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment, if applicable, of the credit facility is guaranteed by substantially of the subsidiaries of the Company. The facility expires in November 2006. As of March 1, 2004, there are no borrowings outstanding under this facility, other than the $2.8 million of standby letters of credit.

CRITICAL ACCOUNTING POLICIES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Associated with this, the Company believes the following are its most critical accounting policies in that they are the most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments.

Revenue Recognition

The Company recognizes substantially all revenue at the time services are provided and is recorded on a time and materials basis. In most cases, the consultant is the Company's employee and all costs of employing the worker are the responsibility of the Company and are included in cost of revenue. Revenues generated when the Company permanently places an individual with a client are recorded at the time of placement less a reserve for employees not expected to meet the probationary period.

In addition and to a lesser extent, the Company is involved in fixed price or lump-sum engagements. The services rendered by the Company under the relevant contracts generally require performance spanning more than one accounting period. The Company recognizes revenue for these engagements under the proportional performance accounting model.


Goodwill

In connection with SFAS No. 142, 'Goodwill and Other Intangible Assets,' the Company is required to perform goodwill impairment reviews, at least annually, utilizing a fair-value approach. Additionally, SFAS No. 142 required a transitional goodwill impairment review upon adoption.

The Company adopted SFAS No. 142 as of January 1, 2002. In connection, the Company engaged an independent valuation consultant to assist with the required transitional goodwill impairment review. As of December 31, 2001, the Company's Consolidated Balance Sheet reflected goodwill of $1,166.0 million. After performing the required transitional goodwill impairment tests, the Company recognized a loss of $553.7 million, net of an income tax benefit of $113.0 million, and recorded the loss (net of the related tax benefit) as a cumulative effect of an accounting change in the Company's Consolidated Statement of Operations for 2002. The Company performed additional valuation testing during the fourth quarter of 2002 and 2003 (the Company's designated timing of the annual impairment test under SFAS No. 142) and did not incur any further impairment. The Company plans to perform its next annual impairment review during the fourth quarter of 2004. An impairment review prior to the Company's next scheduled annual review may be required if certain events occur, including lower than forecasted earnings levels for various reporting units. In addition, changes to other assumptions could significantly impact our estimate of the fair value of our reporting units. Such a change may result in a goodwill impairment charge, which could have a significant impact on the reportable segments that include the related reporting units and the Company's Consolidated Financial Statements.

As part of the Company's goodwill impairment reviews, fair value was calculated using an equally blended value of a discounted cash flow analysis and market comparables. In contrast to SFAS 142, the prior accounting standard (SFAS No.
121) required the use of undiscounted cash flow estimates over the remaining useful life of the goodwill and other long-lived assets as a step 1 test for possible impairment. Under SFAS No. 121, the concept of recoverability of the goodwill over the useful life of the asset was the underlying test for impairment as opposed to fair value under SFAS No. 142. This fundamental difference in the underlying methodologies of testing for impairment of goodwill in SFAS No. 121 and SFAS No. 142 caused the Company to attribute the resulting impairment from the initial valuation completed on January 1, 2002 to a change in accounting principle upon the adoption of SFAS No. 142. Projected cash flows, used for both SFAS No. 121 and No. 142 testing, considered the effects from the then downturn in the Company's business.

As mentioned above, the Company used an equally blended value of a discounted cash flow analysis and market comparables to arrive at fair value for SFAS No.
142. For the discounted cash flow analysis, significant assumptions included expected future revenue growth rates, reporting unit profit margins, working capital levels and a discount rate. The revenue growth rates and reporting unit profit margins are based, in part, on the Company's expectation of an improving economic environment. Market comparables included a comparison of the market ratios and performance fundamentals from comparable companies. The use of these measurement criteria is consistent with the underlying concepts used in determining the fair value of a company or reportable unit under the market approach. The market ratios the Company used refer to the multiples of revenue and earnings of comparable companies and the performance fundamentals refer to the consideration of the effects of the differences in the operating metrics, ie. growth rates, operating margins, gross margins, etc. on the value of the company versus the comparable companies. See Note 5 to the Company's Consolidated Financial Statements for further discussion.


Allowance for Doubtful Accounts

The Company regularly monitors and assesses its risk of not collecting amounts owed to it by its customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts for this risk. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.


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

The Company has a net deferred tax asset as of both December 31, 2003 and 2002, primarily due to the impairment loss recorded as a change in accounting principle associated with the Company's adoption of SFAS No. 142 in 2002. This impairment reduced the financial statement carrying amount of goodwill, which resulted in the tax basis of tax deductible goodwill being greater than the financial statement carrying amount. The Company's tax basis in its tax deductible goodwill will be deducted in the Company's income tax returns, generating $420.0 million of future tax deductions over the next 15 years.

MPS is subject to periodic review by federal, state, foreign and local taxing authorities in the ordinary course of business. During 2001, MPS was notified by the Internal Revenue Service that certain prior year income tax returns would be examined. As part of this examination, the net tax benefit associated with an investment in a subsidiary that MPS recognized in 2000 of $86.3 million is also being reviewed. In 2002, the company recorded an $8.7 million charge for an agreed upon adjustment related to its audit of prior years' tax returns. This Internal Revenue Service examination will be finalized once it has been reviewed by the Joint Committee on Taxation. For a further discussion, see Note 7 to the Consolidated Financial Statements.


Exit Costs

In 2001 and 2002, the Company experienced a material decrease in demand for its domestic operations. To reflect this decreased demand, the Company made attempts to realign its real estate capacity needs and thus vacate and reorganize certain office space.

In 2002, management determined that the Company would not be able to utilize this vacated office space. This determination eliminated the economic benefit associated with the vacated office space. As a result, the Company recorded $9.0 million of contract termination costs in 2002, mainly due to, costs that will continue to be incurred under the lease contract for its remaining term without economic benefit to the Company. These termination costs were recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the time an entity commits to a plan. In 2003, the Company recaptured $284,000 of these costs relating to the settlement of the abandoned space. While the Company looks to settle excess lease obligations, the current economic environment has made it difficult for the Company to either settle or find acceptable subleasing opportunities. The average remaining lease term for the lease obligations included herein is approximately 1.5 years. See
Note  17  to  the  Company's   Consolidated  Financial  Statements  for  further
discussion.

For the Company's discontinued Manchester operations, the Company recorded $0.7 million of contract termination costs in 2002. As a result of the sale of Manchester, the Company recorded an additional $0.7 million of contract termination costs in 2003, which is included in 'Loss on Disposition, net of tax' on the Company's Consolidated Statement of Operations. See Note 18 to the Company's Consolidated Financial Statements for further discussion.


Impairment on Tangible Assets

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


RECENT ACCOUNTING PRONOUNCEMENTS

During January 2003, the FASB issued Interpretation No. 46, 'Consolidation of Variable Interest Entities,' which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. The consolidation provisions of this Interpretation, as revised, are effective immediately for interests created after January 31, 2003 and are effective on December 31, 2003 for interests created before February 1, 2003. This Interpretation will not have an impact on the Company's Consolidated Financial Statements as it does not have any variable interest entities that require consolidation.

During April 2003, the FASB issued SFAS No. 149, 'Amendment of Statement 133 on Derivative Instruments and Hedging Activities,' which amends and clarifies financial accounting and reporting for certain derivative instruments. The adoption of this statement did not have an impact on the Company's Consolidated Financial Statements, as it is not currently a party to derivative financial instruments addressed by this standard.

During May 2003, the FASB issued SFAS No. 150, 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,' which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement did not have an impact on the Company's Consolidated Financial Statements, as it is not currently a party to such instruments addressed by this standard.

During December 2003, the FASB revised SFAS No. 132, 'Employers' Disclosures about Pensions and Other Postretirement Benefits,' to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this statement did not have an impact on the Company's Consolidated Financial Statements, as the Company does not offer a defined benefit pension plan or other defined benefit postretirement plans within the scope of the revised SFAS No. 132.


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

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 36% of its consolidated revenues for 2003 from international operations, approximately 97% of which were from the United Kingdom. The British pound sterling to U.S. dollar exchange rate has increased approximately 11% in 2003, from 1.61 at December 31, 2002 to 1.78 at December 31, 2003. The Company prepared sensitivity analyses to determine the adverse impact of hypothetical changes in the British pound sterling, relative to the U.S. Dollar, on the Company's results of operations and cash flows. However, the analysis did not include the potential impact on sales levels resulting from a change in the British pound sterling. An additional 10% adverse movement in the exchange rate would have had an immaterial impact on the Company's cash flows and financial position for 2003. While fluctuations in the British pound sterling have not historically had a material impact on the Company's consolidated results of operations, the lower level of earnings resulting from a decrease in demand for the services provided by the Company's domestic operations have increased the impact of exchange rate fluctuations. As of December 31, 2003, the Company did not hold and has not previously entered into any foreign currency derivative instruments.

FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

Demand For The Company's Services Is Impacted By The Economic Climate In The Industries And Markets The Company Serves. This Economic Climate Is Difficult To Predict, With Downturns Weakening Demand.

     MPS's revenues are affected by the level of business activity of its customers, which is driven by the level of economic activity in the industries and markets we serve. While we have experienced a recent uptick in demand related to the current economic environment, a downturn or deterioration in global economic or political conditions could significantly hurt our revenues and results of operations.

     We cannot predict when the economic climate will significantly improve. Although we are seeing an slight improvement in the economic climate, we cannot predict to what extent the demand for our services will improve. Even though we have a somewhat variable cost base, further declines in revenue will have a material adverse impact on our results.

     The current economic climate may also encourage customer downsizings, or consolidations through mergers and otherwise of our major customers or between our major customers with non-customers. These may result in redundant functions or services and a resulting reduction in demand by those customers for our services. Also, spending for outsourced business services may be put on hold until the consolidations are completed.

     Economic considerations may also encourage our customers to consolidate their vendor lists in an attempt to achieve cost and expense savings, which increases competitive pressure as described below.


Our Market Is Highly Competitive, Which Puts Pressure On The Profit Margins Of Our Services.

     Our industry is intensely competitive and highly fragmented, with few barriers to entry by potential competitors. MPS faces significant competition in the industries and markets it serves, and will face significant competition in any geographic market that it may enter. In each market in which we operate, we compete for both clients and qualified candidates with other firms offering similar services. Competition creates an aggressive pricing environment, which puts pressure on profit margins.

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


The Inability To Comply With Existing Government Regulation Along With Increased Regulation Of The Workplace Could Adversely Effect The Company.

     The Company's business is subject to regulation or licensing in many states and in certain foreign countries. While the Company has had no material difficulty complying with regulations in the past, there can be no assurance that the Company will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. Any inability of the Company to comply with government regulation or licensing requirements could materially adversely effect the Company. Additionally, the Company's temporary services business entails employing individuals on a temporary basis and placing such individuals in clients' workplaces. Increased government regulation of the workplace or of the employer-employee relationship could materially adversely effect the Company.


The  Company  Is  Exposed  To  Employment-Related  Claims  and  Costs  And Other
Litigation That Could Materially Adversely Effect The Company's Business, Financial Condition, And Results Of Operations.

     The Company's temporary services business entails employing individuals on a temporary basis and placing such individuals in clients' workplaces. The Company's ability to control the workplace environment is limited. As the employer of record of its temporary employees, the Company incurs a risk of liability to its temporary employees for various workplace events, including claims of physical injury, discrimination, harassment, or retroactive entitlement to employee benefits. The Company also incurs a risk of liability to its clients resulting from allegations of errors, omissions, misappropriation, or theft of property or information by its temporary employees. The Company maintains insurance with respect to many of such claims. While such claims have not historically had a material adverse effect on the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon the Company or that such claims (whether by reason of the Company not having insurance or by reason of such claims being outside the scope of the Company's insurance) will not have a material adverse effect upon the Company.


Adjustments During Periodic Tax Audits May Increase Our Tax Liability And Hurt Our Results Of Operations.

     MPS is subject to periodic review by federal, foreign, state, and local taxing authorities in the ordinary course of business. During 2001, MPS was notified by the Internal Revenue Service that certain prior year income tax returns will be examined. As part of this examination, the net tax benefit associated with an investment in a subsidiary that MPS recognized in 2000 of $86.3 million is also being reviewed. In 2002, the company recorded an $8.7 million charge for an agreed upon adjustment related to its audit of prior years' tax returns. While MPS has not received notice of any additional adjustments relating to its audit of prior years' tax returns, we cannot assure you that the IRS will not propose additional adjustments. Additional adjustments may affect our financial condition.


The Price Of Our Common Stock May Fluctuate Significantly, Which May Result In Losses For Investors.

     The market price for our common stock has been and may continue to be volatile. For example, during the period from January 1, 2003 until December 31, 2003, the closing price of the common stock as reported on the New York Stock Exchange ranged from a high of $10.62 to a low of $4.85. Our stock price can fluctuate as a result of a variety of factors, including factors listed above and others, many of which are beyond our control. These factors include:

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements: The following consolidated financial statements are included in this Annual Report on Form 10-K:



        Report of Independent Certified Public Accountants
        Consolidated Balance Sheets at December 31, 2003 and 2002
        Consolidated Statements of Operations for the years ended
           December 31, 2003, 2002, and 2001
        Consolidated Statements of Stockholders' Equity for the
           years ended December 31, 2003, 2002, and 2001
        Consolidated Statements of Cash Flows for the years ended
           December 31, 2003, 2002, and 2001
        Notes to Consolidated Financial Statements



               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of MPS Group, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of MPS Group, Inc. and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill upon the adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.


PricewaterhouseCoopers LLP
Jacksonville, Florida
March 12, 2004

MPS Group, Inc. and Subsidiaries
Consolidated Balance Sheets


                                                                                      December 31,      December 31,
(dollar amounts in thousands except share amounts)                                       2003               2002
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $   124,830      $     66,934
   Accounts receivable, net of allowance of $12,899 and $16,919                           159,359           180,120
   Prepaid expenses                                                                         6,417             4,703
   Deferred income taxes                                                                    2,200             3,386
   Other                                                                                   10,662            11,632
                                                                                     ----------------------------------
      Total current assets                                                                303,468           266,775
Furniture, equipment, and leasehold improvements, net                                      29,488            36,505
Goodwill, net                                                                             486,630           474,484
Deferred income taxes                                                                      62,464            67,562
Other assets, net                                                                          11,101            10,437
Net assets of discontinued operations                                                           -            37,211
                                                                                   ----------------------------------
    Total assets                                                                      $   893,151      $    892,974
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                   32,601            46,606
   Accrued payroll and related taxes                                                       37,848            34,104
   Income taxes payable                                                                    16,140            14,911
                                                                                     ----------------------------------
      Total current liabilities                                                            86,589            95,621
Other                                                                                      13,100            15,794
                                                                                     ----------------------------------
     Total liabilities                                                                     99,689           111,415
                                                                                     ----------------------------------
Commitments and contingencies (Notes 3, 4, 6, and 7)

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued                                                                          -                 -
   Common stock, $.01 par value; 400,000,000 shares authorized;
      104,576,204 and 102,531,491 shares issued, respectively                               1,046             1,025
   Additional contributed capital                                                         634,492           622,079
   Retained earnings                                                                      162,546           163,781
   Accumulated other comprehensive income                                                   6,933                66
   Deferred stock compensation                                                             (2,495)           (3,958)
   Treasury stock, at cost (1,613,400 shares in 2003 and 290,400
     shares in 2002)                                                                       (9,060)           (1,434)
                                                                                     ----------------------------------
     Total stockholders' equity                                                           793,462           781,559
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                       $   893,151      $    892,974
                                                                                     ==================================

See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                                               Years Ended December 31,
                                                                      ------------------------------------------
(dollar amounts in thousands except per share amounts)                      2003          2002            2001
------------------------------------------------------------------------------------------------------------------
Revenue                                                               $  1,096,030   $  1,119,156   $  1,500,615
Cost of revenue                                                            808,890        834,318      1,105,781
                                                                      ------------------------------------------
   Gross profit                                                            287,140        284,838        394,834
                                                                      ------------------------------------------
Operating expenses:
   General and administrative                                              234,614        235,673        321,939
   Depreciation and intangibles amortization                                17,009         20,256         20,979
   Amortization of goodwill                                                      -              -         37,312
   Exit costs (recapture)                                                     (284)         8,967              -
   Impairment of investment                                                      -         16,165              -
                                                                       ------------------------------------------
      Total operating expenses                                             251,339        281,061        380,230
                                                                      ------------------------------------------
Operating income                                                            35,801          3,777         14,604
Other income (expense), net                                                    553         (3,947)        (9,199)
                                                                      ------------------------------------------
Income (loss) from continuing operations before income taxes
   and cumulative effect of accounting change                               36,354           (170)         5,405
Provision (benefit) for income taxes                                        14,519         13,832          3,102
                                                                      ------------------------------------------
Income (loss) from continuing operations before
   cumulative effect of accounting change                                   21,835        (14,002)         2,303
Discontinued operations (Note 18):
   Income (loss) from discontinued operations (net of income taxes
      of $(1,289), $759, and $3,702, respectively)                          (2,395)         1,410          6,040
   Loss on disposition of discontinued operations (net of a
      $11,133 income tax benefit)                                          (20,675)             -              -
                                                                       ------------------------------------------
Income (loss) from operations before cumulative effect of
   accounting change                                                        (1,235)        12,592          8,343
Cumulative effect of accounting change (net of a $112,953
   income tax benefit)                                                           -       (553,712)             -
                                                                      ------------------------------------------
Net income (loss)                                                     $     (1,235)  $   (566,304)  $      8,343
                                                                      ==========================================

Basic net income (loss) per common share:
  Income (loss) from continuing operations before cumulative
     effect of accounting change                                      $       0.21   $      (0.14)  $       0.02
  Income (loss) from discontinued operations, net of tax                     (0.02)          0.01           0.06
  Loss on disposition of discontinued operations, net of tax                 (0.20)             -              -
  Cumulative effect of accounting change, net of tax                             -          (5.49)             -
                                                                      ------------------------------------------
Basic net income (loss) per common share                              $      (0.01)  $      (5.62)  $       0.09
                                                                      ==========================================
Average common shares outstanding, basic                                   101,680        100,833         97,868
                                                                      ==========================================

Diluted net income (loss) per common share:
  Income (loss) from continuing operations before cumulative
     effect of accounting change                                      $       0.21   $      (0.14)  $       0.02
  Income (loss) from discontinued operations, net of tax                     (0.02)          0.01           0.06
  Loss on disposition of discontinued operations, net of tax                 (0.20)             -              -
  Cumulative effect of accounting change, net of tax                             -          (5.49)             -
                                                                      ------------------------------------------
Diluted net income (loss) per common share                            $      (0.01)  $      (5.62)  $       0.08
                                                                      ==========================================
Average common shares outstanding, diluted                                 104,518        100,833         98,178
                                                                      ==========================================


See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                                      Accumulated
                                                                                        Other
                                                   Common       Additional           Comprehensive   Deferred
(dollar amounts in thousands                        Stock      Contributed  Retained    Income        Stock      Treasury
except share amounts)                          Shares   Amount   Capital    Earnings    (Loss)     Compensation   Stock     Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                 96,796,217   $  968  $587,854   $ 721,742    $ (6,945)   $  (401)   $     -   $1,303,218
Comprehensive income:
   Net income                                       -        -         -       8,343           -          -          -
   Foreign currency translation                     -        -         -           -      (9,132)         -          -
   Foreign currency translation, tax benefit        -        -         -           -       8,185          -          -
   Derivative instruments, net of
      related tax benefit                           -        -         -           -      (1,508)         -          -
Total comprehensive income                          -        -         -           -           -          -          -        5,888
Exercise of stock options and related
   tax benefit                                150,566        1       373           -           -          -          -          374
Issuance of restricted stock                1,360,000       14     5,834           -           -     (5,848)         -            -
Vesting of restricted stock                         -        -         -           -           -      1,331          -        1,331
                                          -----------------------------------------------------------------------------------------
Balance, December 31, 2001                 98,306,783      983   594,061     730,085      (9,400)    (4,918)         -    1,310,811
Comprehensive loss:
   Net loss                                         -        -         -    (566,304)          -          -          -
   Foreign currency translation                     -        -         -           -       7,958          -          -
   Derivative instruments, net of
      related tax benefit                           -        -         -           -       1,508          -          -
Total comprehensive loss                            -        -         -           -           -          -          -     (556,838)
Issuance of common stock related to
   business combinations                    1,149,679       11     8,714           -           -          -          -        8,725
Exercise of stock options and related
   tax benefit                              2,871,696       29    18,023           -           -          -          -       18,052
Purchase of treasury stock                          -        -         -           -           -          -     (1,434)      (1,434)
Issuance of restricted stock                  203,333        2     1,281           -           -     (1,283)         -            -
Vesting of restricted stock                         -        -         -           -           -      2,243          -        2,243
                                          -----------------------------------------------------------------------------------------
Balance, December 31, 2002                102,531,491    1,025   622,079     163,781          66     (3,958)    (1,434)     781,559
Comprehensive loss:
   Net loss                                         -        -         -      (1,235)          -          -          -
   Foreign currency translation                     -        -         -           -       6,867          -          -
Total comprehensive loss                            -        -         -           -           -          -          -        5,632
Exercise of stock options and related
   tax benefit                              2,044,713       21    12,413           -           -          -          -       12,434
Purchase of treasury stock                          -        -         -           -           -          -     (7,626)      (7,626)
Vesting of restricted stock                         -        -         -           -           -      1,463          -        1,463
                                          -----------------------------------------------------------------------------------------
Balance, December 31, 2003                104,576,204   $1,046  $634,492   $ 162,546    $  6,933    $(2,495)   $(9,060)  $  793,462
                                          =========================================================================================



See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                                                             Years Ended December 31,
                                                                    ------------------------------------------
(dollar amounts in thousands)                                            2003          2002           2001
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Income (loss) from continuing operations before cumulative
    effect of accounting change                                     $   21,835      $ (14,002)    $     2,303
   Adjustments to income (loss) from continuing operations before cumulative effect of accounting change to net cash provided by operating activities:
       Exit costs (recapture)                                             (284)         8,967               -
       Impairment of investment                                              -         16,165               -
       Deferred income taxes                                            17,417         29,172           3,522
       Deferred compensation                                             1,465          2,243           1,331
       Depreciation and identified intangibles amortization             17,009         20,256          20,979
       Amortization of goodwill                                              -              -          37,313
       Changes in assets and liabilities, net of acquisitions:
         Accounts receivable                                            31,235         49,868         110,862
         Prepaid expenses and other assets                              (1,712)        (1,969)          3,350
         Accounts payable and accrued expenses                         (15,974)         5,876          (1,351)
         Accrued payroll and related taxes                               2,204         (4,690)         (2,084)
         Other, net                                                     (2,857)          (373)         (2,294)
                                                                    -----------------------------------------
           Net cash provided by operating activities                    70,338        111,513         173,931
                                                                    -----------------------------------------
Cash flows from investing activities:
   Purchase of furniture, equipment, and leasehold
     improvements, net of disposals                                     (6,880)        (6,016)        (14,287)
   Purchase of businesses, including additional earn-outs on
     acquisitions, net of cash acquired                                (15,864)        (6,739)           (509)
                                                                    -----------------------------------------
           Net cash used in investing activities                       (22,744)       (12,755)        (14,796)
                                                                    -----------------------------------------
Cash flows from financing activities:
   Repurchases of common stock                                          (7,626)        (1,434)              -
   Discount realized on employee stock purchase plan                      (389)          (494)              -
   Proceeds from stock options exercised                                10,867         16,881             373
   Borrowings on indebtedness                                                -              -           2,000
   Repayments on indebtedness                                             (163)      (101,423)       (118,962)
                                                                    -----------------------------------------
           Net cash provided by (used in) financing activities           2,689        (86,470)       (116,589)
                                                                    -----------------------------------------
Effect of exchange rate changes on cash and cash equivalents             4,714          1,541          (7,484)
                                                                    -----------------------------------------
Net increase in cash and cash equivalents                               54,997         13,829          35,062

Net cash provided by discontinued operations                             2,899          3,897           9,133

Cash and cash equivalents, beginning of year                            66,934         49,208           5,013
                                                                    -----------------------------------------
Cash and cash equivalents, end of year                              $  124,830     $   66,934      $   49,208
                                                                    =========================================


See accompanying notes to consolidated financial statements.

                                                                               Years Ended December 31,
(dollar amounts in thousands except for per share amounts)                 2003           2002           2001
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                      $     1,234    $      4,534   $     12,711
   Income taxes (refunded) paid                                            (3,838)          6,214         13,873


COMPONENTS OF CASH PROVIDED BY DISCONTINUED OPERATIONS
   Cash (used in) provided by operating activities                    $    (4,987)   $      4,368   $      9,660
   Cash provided by (used in) investing activities                          7,886            (471)          (527)
                                                                       -----------    ------------   ------------
     Net cash provided by discontinued operations                     $     2,899    $      3,897   $      9,133
                                                                       ===========    ============   ============




NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company completed two acquisitions in 2003 and one acquisition in 2002.
There were no acquisitions in 2001. In connection with the acquisitions, liabilities were assumed as follows:

                                                                                        Years Ended December 31,
                                                                                          2003           2002
------------------------------------------------------------------------------------------------------------------


   Fair value of assets acquired                                                     $    18,839    $      7,367
   Cash paid                                                                             (16,322)         (7,000)
                                                                                       ----------     -----------
   Liabilities assumed                                                               $     2,517    $        367
                                                                                       ==========     ===========






1. DESCRIPTION OF BUSINESS

     MPS Group, Inc. ('MPS' or the 'Company') (New York Stock Exchange symbol:MPS) is a leading global provider of business services with over 170 offices throughout the United States, Canada, the United Kingdom, and continental Europe. MPS delivers a mix of consulting, solutions, and staffing services in the disciplines such as IT services, finance and accounting, legal, engineering, IT solutions, health care, executive search, and human capital automation.

     MPS consists of three divisions: the professional services division; the IT services division; and the IT solutions division.


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

Goodwill and Other Identifiable Intangible Assets

     In July 2001, the Financial Accounting Standards Board ('FASB') issued SFAS No. 142, 'Goodwill and Other Intangible Assets,' which was required to be adopted for fiscal 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. In connection with SFAS No. 142, the Company is required to perform goodwill impairment reviews, at least annually, utilizing a fair-value approach. Additionally, SFAS No. 142 required a transitional goodwill impairment review upon adoption.

     The Company adopted SFAS No. 142 as of January 1, 2002. In connection therewith, the Company engaged an independent valuation consultant to assist with the required transitional goodwill impairment review. As of December 31, 2001, the Company's Consolidated Balance Sheet reflected goodwill of $1,166.0 million. After performing the required transitional goodwill impairment tests, the Company recognized a loss of $553.7 million, net of an income tax benefit of $113.0 million, and recorded the loss (net of the related tax benefit) as a cumulative effect of an accounting change in the Company's Consolidated Statement of Operations for 2002. The Company performed additional valuation testing during the fourth quarter of 2002 and 2003 (the Company's designated timing of the annual impairment test under SFAS No. 142) and did not incur any further impairment. The Company plans to perform its next annual impairment review during the fourth quarter of 2004. An impairment review prior to the Company's next scheduled annual review may be required if certain events occur, including lower than forecasted earnings levels for various reporting units. In addition, changes to other assumptions could significantly impact our estimate of the fair value of our reporting units. Such a change may result in a goodwill impairment charge, which could have a significant impact on the reportable segments that include the related reporting units and the Company's Consolidated Financial Statements.

     As part of the Company's goodwill impairment reviews, fair value was calculated using an equally blended value of a discounted cash flow analysis and market comparables. In contrast to SFAS 142, the prior accounting standard (SFAS No. 121) required the use of undiscounted cash flow estimates over the remaining useful life of the goodwill and other long-lived assets as a step 1 test for possible impairment. Under SFAS No. 121, the concept of recoverability of the goodwill over the useful life of the asset was the underlying test for impairment as opposed to fair value under SFAS No. 142. This fundamental difference in the underlying methodologies of testing for impairment of goodwill in SFAS No. 121 and SFAS No. 142 caused the Company to attribute the resulting impairment from the initial valuation completed on January 1, 2002 to a change in accounting principle upon the adoption of SFAS No. 142. Projected cash flows, used for both SFAS No. 121 and No. 142 testing, considered the effects from the then downturn in the Company's business.

     As mentioned above, the Company used an equally blended value of a discounted cash flow analysis and market comparables to arrive at fair value for SFAS No. 142. For the discounted cash flow analysis, significant assumptions included expected future revenue growth rates, reporting unit profit margins, working capital levels and a discount rate. The revenue growth rates and reporting unit profit margins are based, in part, on the Company's expectation of an improving economic environment. Market comparables included a comparison of the market ratios and performance fundamentals from comparable companies. The use of these measurement criteria is consistent with the underlying concepts used in determining the fair value of a company or reportable unit under the market approach. The market ratios the Company used refer to the multiples of revenue and earnings of comparable companies and the performance fundamentals refer to the consideration of the effects of the differences in the operating metrics, ie. growth rates, operating margins, gross margins, etc. on the value of the company versus the comparable companies. See Note 5 to the Company's Consolidated Financial Statements for further discussion.

     In 2002 and 2003, the Company acquired a health care staffing business and two legal staffing businesses, respectively. These acquisition were recorded in accordance with the provisions of SFAS No. 141 'Business Combinations'. See Note 3 and Note 5 to the Consolidated Financial Statements for further discussion.

Revenue Recognition

     The Company recognizes substantially all revenue at the time services are provided and is recorded on a time and materials basis. In most cases, the consultant is the Company's employee and all costs of employing the worker are the responsibility of the Company and are included in cost of revenue. Revenues generated when the Company permanently places an individual with a client are recorded at the time of placement less a reserve for employees not expected to meet the probationary period.

     In addition and to a lesser extent, the Company is involved in fixed price or lump-sum engagements. The services rendered by the Company under the relevant contracts generally require performance spanning more than one accounting period. The Company recognizes revenue for these engagements under the proportional performance accounting model.

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

Stock-Based Compensation

     During  December  2002,  the FASB,  issued  SFAS No. 148,  'Accounting  for
Stock-Based Compensation - Transition and Disclosure,' which provides for alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, 'Accounting for Stock-Based Compensation,' to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

(dollar amounts in thousands except per share amounts)                              2003            2002           2001
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)
   As reported                                                                $     (1,235)  $   (566,304)  $      8,343
     Total stock-based employee compensation expense determined under fair value based method for all awards, net of
     related tax effects                                                            (4,796)        (4,451)       (11,037)
                                                                                 -----------------------------------------
   Pro forma                                                                  $     (6,031)  $   (570,755)  $     (2,694)
                                                                                 =========================================

Basic net income (loss) per common share
   As reported                                                                $      (0.01)  $      (5.62)  $       0.09
   Pro forma                                                                  $      (0.06)  $      (5.66)  $      (0.03)
Diluted net income (loss) per common share
   As reported                                                                $      (0.01)  $      (5.62)  $       0.08
   Pro forma                                                                  $      (0.06)  $      (5.66)  $      (0.03)

     The weighted average fair values of options granted during 2003, 2002, and 2001 were $5.44, $3.99, and $2.68 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                                                   2003            2002           2001
--------------------------------------------------------------------------------------------------------------------------
Expected dividend yield                                                                  -              -              -
Expected stock price volatility                                                        .70            .77            .42
Risk-free interest rate                                                               3.78           3.78           4.88
Expected life of options (years)                                                      5.00           5.00           7.87


Derivative Instruments and Hedging Activities

     The Company accounts for derivative instruments in accordance with SFAS Nos. 133, 137, and 138 related to "Accounting for Derivative Instruments and Hedging Activities" ('SFAS No. 133, as amended'). The Company's adoption of SFAS No. 133, as amended, in the first quarter of 2001 did not have an initial impact on the Company as the Company did not hold any derivatives prior to 2001. In 2001, the Company entered into interest rate swap agreements to manage and reduce the risk inherent in interest rate fluctuations. The Company entered into these agreements to convert certain floating rate debt outstanding under the Company's credit facility into fixed rate debt by fixing the base rate, as defined by the credit facility. These derivatives were classified as cash flow hedges as interest rate swap agreements are considered hedges of specific borrowings. Differences received under the swap agreements were recognized as adjustments to interest expense. Accordingly, changes in the fair value of these hedges were recorded in 'Accumulated other comprehensive loss' on the balance sheet. As of December 31, 2003 and 2002, there were no interest rate swap agreements outstanding.

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

     The Company is subject to periodic review by federal, state, foreign and local taxing authorities in the ordinary course of business. During 2001, the Company was notified by the Internal Revenue Service that certain prior year income tax returns would be examined. As part of this examination, the Company recorded a tax provision of $8.7 million in 2002 for an agreed upon adjustment with the Internal Revenue Service. For a further discussion, see Note 7 to the Consolidated Financial Statements.

Net Income (Loss) per Common Share

     The consolidated financial statements include 'basic' and 'diluted' per share information. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations were 101.7 million, 100.8 million, and 97.9 million in 2003, 2002 and 2001, respectively. The only difference in the computation of basic and diluted earnings per share is the inclusion of 2.8 million and 310,000 potential common shares in 2003 and 2001, respectively. As the Company was in loss position for 2002 from continuing operations, before the cumulative effect of an accounting change, the potential common shares for 2002 were excluded from the calculation of diluted earnings per share as the shares would have had an anti-dilutive effect. See Note 10 to the Consolidated Financial Statements.

Excess Real Estate Obligations

     The Company  recorded a $9.0 million  charge in 2002, of which $284,000 was
recaptured  in  2003,   relating  to  its  abandonment  of  excess  real  estate
obligations  for  certain  vacant  office  space.

     For the Company's discontinued Manchester operations, the Company recorded $732,000 of contract termination costs in 2002. As a result of the sale of Manchester, the Company recorded an additional $705,000 of contract termination costs in 2003, which is included in 'Loss on Disposition, net of tax' on the Company's Consolidated Statement of Operations.

     These charges (recapture) were recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the time an entity commits to a plan. See Note 17 and Note 18 to the Consolidated Financial Statements for further discussion.

Discontinued Operations

     In December 2003, the Company sold certain operating assets and transferred certain operating liabilities of its outplacement unit, Manchester, for $8.0 million in cash while retaining the working capital of the business of approximately $2.0 million. The initial after-tax loss on the sale was $20.7 million. The Company recorded the disposition in accordance with SFAS no. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 18 to the Consolidated Financial Statements for further discussion.

Impairment of Investment

     The Company had a minority investment in a privately held company that was recorded as a non-current asset. The asset was carried at its original cost plus accrued interest. The investment was originally made in 1996 and was set to mature in 2004. In 2002, this privately held company recapitalized at terms which diluted the value of the Company's investment. The Company elected not to participate in the recapitalization, which resulted in the investment being impaired. As a result, the Company wrote off the investment in its entirety recognizing a $16.2 million charge in 2002.

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

Reclassifications

     Certain amounts have been reclassified in 2001 and 2002 to conform to the 2003 presentation.


3. BUSINESS COMBINATIONS

     In February and August of 2003, the Company acquired the legal staffing businesses of LawPros and LawCorps, respectively. Purchase consideration totaled $16.0 million in cash, of which $15.3 million was at closing. In July 2002, the Company acquired a health care staffing business, Elite Medical (subsequently re-branded as Soliant Health). Purchase consideration totaled $15.9 million, $7.2 million in cash, and 1.1 million shares of MPS Common Stock valued at $8.7 million. The Company did not make any acquisitions in 2001.

     The Company, in the past, has been obligated under certain acquisition agreements to make earn-out payments to former stockholders of certain acquired companies, accounted for under the purchase method of accounting, upon attainment of certain earnings targets of the acquired companies. The Company recorded these payments as goodwill in accordance with EITF 95-8, 'Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination'. The Company has not made any material earn-out payments in 2001, 2002 or 2003.


4.  INDEBTEDNESS

Indebtedness at December 31, 2003 and 2002 consisted of the following:

(dollar amounts in thousands)                                                              2003            2002
----------------------------------------------------------------------------------------------------------------
Notes payable to former stockholders of acquired companies
   (interest ranging from 2.5% to 7.0%)                                              $       891    $        334
                                                                                     ---------------------------
                                                                                             891             334
Current portion of notes payable                                                             891             334
                                                                                     ---------------------------
Long-term portion of notes payable                                                   $         -    $          -
                                                                                     ===========================

     The notes payable are included in the line item 'Accounts payable and accrued expenses' on the Consolidated Balance Sheet

     The Company had a revolving credit facility that expired in October 2003, with no borrowings outstanding. In the fourth quarter of 2003, the Company closed on a $150 million revolving credit facility syndicated to a group of leading financial institutions. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment, if applicable, of the credit facility is guaranteed by substantially of the subsidiaries of the Company. The facility expires in November 2006. The Company incurred certain costs directly related to obtaining the credit facility in the amount of approximately $1.0 million. These costs have been capitalized and are being amortized over the life of the credit facility, and are included in the line item 'Other assets, net' on the Consolidated Balance Sheet. As of December 31, 2003, there are no borrowings outstanding under this facility.


5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

     The Company adopted SFAS No. 142 effective January 1, 2002. The changes in the carrying amount of goodwill for 2003 and 2002, are as follows:

                                               Professional            IT                 IT
(dollar amounts in thousands)                    Services           Services          Solutions           Total
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2001                $  312,952         $  592,037         $  260,972         $1,165,961
  Impairment losses from change in
    accounting principle                          (87,969)          (338,449)          (240,247)          (666,665)
  2002 acquisition                                 12,500                  -                  -             12,500
                                               -----------        -----------        -----------        -----------
Balance as of December 31, 2002                $  237,483         $  253,588         $   20,725         $  511,796
  2003 acquisitions                                12,146                  -                  -             12,146
  Reduction of goodwill as a result of
    the disposition of Manchester                 (37,312)                 -                  -            (37,312)
                                               -----------        -----------        -----------        -----------
Balance as of December 31, 2003                $  212,317         $  253,588         $   20,725         $  486,630
                                               ===========        ===========        ===========        ===========

     The Company allocated the purchase price of acquisitions in accordance with SFAS No. 141 "Business Combinations." At December 31, 2003 and 2002, there was $1.6 million and $466,000, respectively, of identifiable intangible assets on the Company's Consolidated Balance Sheets relating to the Company's acquisitions in 2002 and 2003. Identifiable intangible assets relate to both the existing value of the target's customer relationships at the date of the acquisition and trade names, if applicable. See Note 3 to the Company's Consolidated Financial Statements for further discussion of the Company's acquisitions.

     The following table provides comparative disclosure of adjusted net income excluding goodwill amortization expense, net of income taxes, for the periods presented:

                                                                               Years Ended December 31,
                                                                   -------------------------------------------------
(dollar amounts in thousands except per share amounts)                  2003              2002               2001
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
  cumulative effect of accounting change, as reported              $    21,835       $   (14,002)       $     2,303
Goodwill amortization, net of tax                                            -                 -             26,237
                                                                   ------------      ------------       ------------
Income (loss) from continuing operations before
  cumulative effect of accounting change, as adjusted                   21,835           (14,002)            28,540
Income (loss) from discontinued operations, net of tax                  (2,395)            1,410              6,040
Loss on disposition of discontinued operations, net of tax             (20,675)                -                  -
Cumulative effect of accounting change, net of tax                           -          (553,712)                 -
                                                                   ------------      ------------       ------------
Net income (loss), as adjusted                                     $    (1,235)      $  (566,304)       $    34,580
                                                                   ============      ============       ============

Basic income (loss) per common share:
  Income (loss) from continuing operations before
    cumulative effect of accounting change, as reported            $      0.21       $     (0.14)       $      0.02
  Goodwill amortization, net of tax                                          -                 -               0.27
                                                                   ------------      ------------       ------------
  Income (loss) from continuing operations before
    cumulative effect of accounting change, as adjusted                   0.21             (0.14)              0.29
  Income (loss) from discontinued operations, net of tax                 (0.02)             0.01               0.06
  Loss on disposition of discontinued operations, net of tax             (0.20)                -                  -
  Cumulative effect of accounting change, net of tax                         -             (5.49)                 -
                                                                   ------------      ------------       ------------
Basic net income (loss) per common share, as adjusted              $     (0.01)      $     (5.62)       $      0.35
                                                                   ============      ============       ============
Diluted income (loss) per common share:
  Income (loss) from continuing operations before
    cumulative effect of accounting change, as reported            $      0.21       $     (0.14)       $      0.02
  Goodwill amortization, net of tax                                          -                 -               0.27
                                                                   ------------      ------------       ------------
  Income (loss) from continuing operations before
    cumulative effect of accounting change, as adjusted                   0.21             (0.14)              0.29
  Income (loss) from discontinued operations, net of tax                 (0.02)             0.01               0.06
  Loss on disposition of discontinued operations, net of tax             (0.20)                -                  -
  Cumulative effect of accounting change, net of tax                         -             (5.49)                 -
                                                                   ------------      ------------       ------------
Diluted net income (loss) per common share, as adjusted            $     (0.01)      $     (5.62)       $      0.35
                                                                   ============      ============       ============

6. COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases office space under various noncancelable operating leases. The following is a schedule of future minimum lease payments with terms in excess of one year (dollar amounts in thousands):

Year
-------------------------------------------------------------------------------------------------------
2004                                                                                           $ 14,462
2005                                                                                             10,960
2006                                                                                              7,269
2007                                                                                              6,117
2008                                                                                              5,151
Thereafter                                                                                        8,851
                                                                                               --------
                                                                                               $ 52,810
                                                                                               ========

     Total rent expense for 2003, 2002, and 2001 was $23.4 million, $25.4 million, and $23.9 million, respectively. See Note 17 to the Consolidated Financial Statements for discussion of a charge for exit costs that the Company recorded in 2002.

Litigation

     The Company is a party to a number of lawsuits and claims arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company, its financial position, its results of operations, or its cash flows.


7. INCOME TAXES

     A comparative analysis of the provision for income taxes from continuing operations, before cumulative effect of accounting change, is as follows (dollar amounts in thousands):

                              2003         2002         2001
--------------------------------------------------------------
Current:
   Federal                $   7,050  $  (20,605)    $  (5,652)
   State                        611       1,557         1,365
   Foreign                      574       3,708         3,867
                          ------------------------------------
                              8,235     (15,340)         (420)
                          ------------------------------------
Deferred:
   Federal                    6,267      32,042        11,573
   State                        114      (1,428)        3,080
   Foreign                      (97)     (1,442)      (11,131)
                          ------------------------------------
                              6,284      29,172         3,522
                          ------------------------------------
                          $  14,519  $   13,832     $   3,102
                          ====================================

     The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes and cumulative effect of accounting change is attributable to the following (dollar amounts in thousands except percentage amounts):

                                                                  2003                  2002                  2001
                                                         -------------------------------------------------------------------
                                                          AMOUNT   PERCENTAGE    AMOUNT   PERCENTAGE     AMOUNT  PERCENTAGE
----------------------------------------------------------------------------------------------------------------------------
Tax computed using the federal statutory rate             $   12,724    35.0%   $     (60)   (35.0)%   $   1,892     35.0%
State income taxes, net of federal income tax effect             725     2.0          129     76.0         4,445     82.2
Non-deductible goodwill                                            -       -            -        -         3,187     59.0
Foreign tax credit carryforward                                    -       -          (49)   (29.0)          525      9.7
Investment in subsidiary                                           -       -        8,660  5,094.0             -        -
Reorganization of subsidiary                                       -       -            -        -        (7,909)  (146.3)
Capital loss carryforward                                          -       -        3,661  2,153.5             -        -
Other permanent differences                                    1,070     2.9        1,491    877.0           962     17.8
                                                         -------------------------------------------------------------------
                                                          $   14,519    39.9%   $  13,832  8,136.5%   $    3,102     57.4%
                                                         ===================================================================

     The components of the deferred tax assets and liabilities recorded in the Consolidated balance sheets are as follows:


(dollar amounts in thousands)                                                             2003            2002
------------------------------------------------------------------------------------------------------------------
Gross deferred tax assets:
   Self-insurance reserves                                                           $   1,394     $      1,669
   Allowance for doubtful accounts receivable                                            2,704            3,781
   Foreign tax credit carryforward                                                      19,507           21,611
   Net operating loss carryforward                                                      24,905            7,342
   Capital loss carryforward                                                             3,661            3,661
   Leases                                                                                1,630            3,395
   Amortization of goodwill                                                             41,321           57,265
   Other                                                                                 5,002            4,950
                                                                                     ---------------------------
    Total gross deferred tax assets                                                    100,124          103,674
                                                                                     ---------------------------
    Valuation allowance                                                                (27,171)         (25,050)
                                                                                     ---------------------------
      Total gross deferred tax assets, net of valuation allowance                       72,953           78,624
                                                                                     ---------------------------

Gross deferred tax liabilities:
   Other                                                                                (8,289)          (7,676)
                                                                                     ---------------------------
      Total gross deferred tax liabilities                                              (8,289)          (7,676)
                                                                                     ---------------------------
      Net deferred tax asset                                                         $  64,664     $     70,948
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

     The Company's valuation allowance at December 31, 2003, consisted of $14.7 million in foreign tax credit carryforwards, $8.8 million in state net operating loss carryforwards, and $3.7 million for a capital loss carryforward. The valuation allowance at December 31, 2002, consisted of $14.0 million in foreign tax credit carryforwards, $7.3 million in state net operating loss carryforwards, and $3.7 million for a capital loss carryforward.

     The Company generated a federal net operating loss carryforward in 2003 resulting in a deferred tax asset of $16.1 million. This federal net operating loss carryforward will expire in 2024.

     The Company has a net deferred tax asset in 2002 resulting primarily from its tax basis in deductible goodwill being greater than the associated financial statement carrying amount. The Company recognized an impairment loss recorded as a change in accounting principle associated with the Company's adoption of SFAS No. 142. This impairment reduced the financial statement carrying amount of goodwill. The Company's tax basis in its tax deductible goodwill will be deducted in the Company's income tax returns, generating $420.0 million of future tax deductions over the next 15 years.

     The Company is subject to periodic review by federal, foreign, state and local taxing authorities in the ordinary course of business. During 2001, the Company was notified by the Internal Revenue Service that certain prior year income tax returns would be examined. As part of this examination, the Company recorded a tax provision of $8.7 million in 2002 for an agreed upon adjustment with the Internal Revenue Service. This Internal Revenue Service examination will be finalized once it has been reviewed by the Joint Committee on Taxation.


8. EMPLOYEE BENEFITS

Profit Sharing Plans

     The Company has a qualified contributory 401(k) profit sharing plan which covers all full-time employees over age twenty-one with over 90 days of employment and 375 hours of service. The Company made matching contributions of approximately $2.1 million and $7.1 million, net of forfeitures, to the profit sharing plan for 2003 and 2001, respectively. During 2002, management elected not to match employee deferrals. When the Company reinstated the match for the 2003 plan year, it redefined the terms to match at least 25% of employee contributions up to the first 5% of total eligible compensation, as defined in the various profit sharing plans. For 2003, the Company matched 40%.

     The Company has assumed many 401(k) plans of acquired subsidiaries. From time to time, the Company merges these plans into the Company's plan. Company contributions relating to these merged plans are included in the aforementioned total.

Deferred Compensation Plan

     The Company also has a non-qualified deferred compensation plan for its highly compensated employees. While the deferred compensation plan provides for matching contributions, management elected not to match employee deferrals for 2003, 2002 and 2001. The Company looks to invest the assets of the deferred compensation plan based on investment allocations of the employees. The liability to the employees for amounts deferred is included in 'Other' in the Liabilities section of the Consolidated Balance Sheet.

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


9. STOCKHOLDERS' EQUITY

Stock Repurchase Plan

     The Company's Board of Directors had authorized the repurchase of up to $65.0 million of the Company's Common Stock. Beginning in the third quarter of 2002 through the second quarter of 2003, 1.6 million shares at a cost of $9.1 million have been repurchased under this authorization. There has been no activity under this authorization since the second quarter of 2003.

Incentive Employee Stock Plan

     The Company's employee stock option plan (Employee Plan) provides for the granting of options for the purchase of the Company's common stock to key employees. The Employee Plan, among other things, requires the exercise price of non-qualified stock options to not be less than 100% of the fair market value of the stock on the date the option is granted, and defines a director to comply with Rule 16b-3 of the Securities Exchange Act of 1934, as amended and with
Section 162(m) of the Internal Revenue Code of 1986, as amended. There were no material amendments to the Employee Plan from 2001 to 2003.

     Additionally, the Company assumed the stock option plans of some its subsidiaries upon acquisition in accordance with terms of the respective merger agreements. As of December 31, 2003 and 2002, the assumed plans had an immaterial number of options outstanding.

     In 2001, the Company adopted the 2001 Voluntary Stock Option Exchange Plan (the 'Option Exchange Plan') in an effort to improve the retention and incentive aspects of the Company's Employee Plan, and to provide a mechanism to return shares to the Employee Plan for future issuance. The Option Exchange Plan allowed eligible option holders, as defined, to voluntarily cancel existing options in exchange for new options to be issued no earlier than six months and one day following termination of existing options. The exercise price of the new options was the market price on the date of re-issuance. Vested options that were cancelled were re-granted on a one-for-one basis and were completely vested upon re-grant. Unvested options that were cancelled were re-granted on a one-for-two basis and will vest in equal annual installments over a three year period from the date of re-grant.

     The Option Exchange Plan was approved by the Compensation Committee and the non-employee members of the Board of Directors. The Company completed the Option Exchange Plan in the third quarter of 2001 with the re-grant of 8.2 million options. The Company did not incur any compensation charges in connection with the Option Exchange Plan.

Non-Employee Director Stock Plan

     The Company's director stock option plan (Director Plan) provided for the granting of options for the purchase of the Company's common stock to non-employee directors. The Director Plan expired of its own term December 2003. The Director Plan allowed each non-employee director to purchase 60,000 shares at an exercise price equal to the fair market value at the date of the grant upon election to the Board. In addition, the Director Plan provided for an annual issuance of non-qualified options to purchase 20,000 shares to each director, upon reelection, at an exercise price equal to the fair market value at the date of grant. The Board of Directors were also able to grant additional options to non-employee directors from time to time as the Board determined in its discretion. The Committee has not issued non-qualified options at an exercise price less than 100% of the fair market value and, therefore, the Company has not been required to recognize compensation expense for its stock option plans. The options become exercisable ratably over a three-year period and expire ten years from the date of the grant. However, the options are exercisable for a maximum of three years after the individual ceases to be a director and, if the director ceases to be a director within one year of appointment, the options are cancelled. In 2003, 2002 and 2001, the Company granted 260,000, 180,000 and 490,000 options, respectively, at an average exercise price of $7.82, $6.31 and $3.88, respectively.

     The following table summarizes the Company's Stock Option Plans:

                                                                                                         Weighted
                                                                                       Range of          Average
                                                                         Shares     Exercise Prices   Exercise Price
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                             14,617,361   $ 1.25 - $33.38      $  13.83
   Granted                                                             12,389,156   $ 3.85 - $ 6.90      $   5.46
   Exercised                                                             (150,566)  $ 1.25 - $ 7.87      $   6.31
   Canceled                                                           (11,666,729)  $ 3.63 - $33.38      $  14.83
                                                                       ----------------------------------------------
Balance, December 31, 2001                                             15,189,222   $ 1.25 - $33.38      $   6.50
   Granted                                                              3,011,170   $ 5.24 - $ 8.45      $   5.44
   Exercised                                                           (2,871,696)  $ 2.85 - $ 9.65      $   8.18
   Canceled                                                              (955,513)  $ 3.63 - $17.38      $   7.98
                                                                       ----------------------------------------------
Balance, December 31, 2002                                             14,373,183   $ 1.25 - $33.38      $   6.12
   Granted                                                                429,000   $ 5.29 - $ 9.14      $   6.99
   Exercised                                                           (2,044,713)  $ 1.25 - $ 9.88      $   5.23
   Canceled                                                              (957,412)  $ 3.63 - $33.38      $   9.73
                                                                       ----------------------------------------------
Balance, December 31, 2003                                             11,800,058   $ 3.56 - $22.88      $   6.10
                                                                       ==============================================

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                                         Outstanding                          Exercisable
                                           ------------------------------------------- -----------------------------
                                                                        Average                        Average
                                                          Average       Exercise                       Exercise
                                            Shares        Life (a)       Price           Shares         Price
--------------------------------------------------------------------------------------------------------------------
$  3.56 - $  3.85                           2,092,116     7.71          $  3.84        1,259,467     $  3.84
$  3.94 - $  5.24                           2,752,536     8.40             5.17        1,091,724        5.10
$  5.29 - $  6.64                           5,249,990     7.71             6.00        4,486,884        6.00
$  6.88 - $  8.13                             521,132     6.59             7.67          424,565        7.77
$  8.19 - $ 11.00                             588,110     7.07             9.24          330,800        9.44
$ 11.06 - $ 15.38                             470,374     4.89            13.00          414,014       13.02
$ 16.06 - $ 22.88                             125,800     4.65            20.39          116,200       20.70
                                           -------------------------------------------------------------------------
Total                                      11,800,058     7.64          $  6.10        8,123,654     $  6.35
                                           =========================================================================

(a) Average contractual life remaining in years.

     At year-end 2002, options with an average exercise price of $6.74 were exercisable on 8.5 million shares; at year-end 2001, options with an average exercise price of $6.82 were exercisable on 9.6 million shares.

     During 2002 and 2001, the Company's Board of Directors issued restricted stock grants of 100,000 and 200,000 shares, respectively, to the Company's President and Chief Executive Officer, and grants of 103,333 shares and 200,000 shares to other members of senior management in 2002 and 2001, respectively. Additionally, in 2001, the Company's Board of Directors issued a restricted stock grant of 960,000 shares to the Company's Chairman of the Board, which is scheduled to vest on the fifth anniversary of issuance. The Company recorded $1.3 million and $5.8 million in Stockholders' equity for deferred compensation in 2002 and 2001, respectively. The Company recorded $1.5 million, $2.2 million and $1.3 million of compensation expense in 2003, 2002 and 2001, respectively, for the vesting of these grants. The deferred compensation is amortized on a straight line basis over the vesting period of the grants. There were no restricted stock grants for 2003.


10. NET INCOME PER COMMON SHARE

     The calculation of basic net (loss) income per common share and diluted net
(loss) income per common share is presented below:

(dollar amounts in thousands except per share amounts)                   2003              2002               2001
----------------------------------------------------------------------------------------------------------------------

Basic income (loss) per common share computation:
    Income (loss) from continuing operations before
      cumulative effect of accounting change                         $    21,835       $   (14,002)       $     2,303
    Income (loss) from discontinued operations, net of tax                (2,395)            1,410              6,040
    Loss on disposition of discontinued operations, net of tax           (20,675)                -                  -
    Cumulative effect of accounting change, net of tax                         -          (553,712)                 -
                                                                     ------------      ------------       ------------
  Net income (loss)                                                  $    (1,235)      $  (566,304)       $     8,343
                                                                     ============      ============       ============
  Basic average common shares outstanding                                101,680           100,833             97,868
                                                                     ============      ============       ============
  Basic income (loss) per common share:
    Income (loss) from continuing operations before
      cumulative effect of accounting change                         $      0.21       $     (0.14)       $      0.02
    Income (loss) from discontinued operations, net of tax                 (0.02)             0.01               0.06
    Loss on disposition of discontinued operations, net of tax             (0.20)                -                  -
    Cumulative effect of accounting change, net of tax                         -             (5.49)                 -
                                                                     ------------      ------------       ------------
Basic net income (loss) per common share                             $     (0.01)      $     (5.62)       $      0.09
                                                                     ============      ============       ============

Diluted income (loss) per common share computation:
    Income (loss) from continuing operations before
      cumulative effect of accounting change                         $    21,835       $   (14,002)       $     2,303
    Income (loss) from discontinued operations, net of tax                (2,395)            1,410              6,040
    Loss on disposition of discontinued operations, net of tax           (20,675)                -                  -
    Cumulative effect of accounting change, net of tax                         -          (553,712)                 -
                                                                     ------------      ------------       ------------
  Net income (loss)                                                  $    (1,235)      $  (566,304)       $     8,343
                                                                     ============      ============       ============

    Basic average common shares outstanding                              101,680           100,833             97,868
    Incremental shares from assumed exercise of stock options              2,838                 -                310
                                                                     ------------      ------------       ------------
  Diluted average common shares outstanding                              104,518           100,833             98,178
                                                                     ============      ============       ============
  Diluted income (loss) per common share:
    Income (loss) from continuing operations before
      cumulative effect of accounting change                         $      0.21       $     (0.14)       $      0.02
    Income (loss) from discontinued operations, net of tax                 (0.02)             0.01               0.06
    Loss on disposition of discontinued operations, net of tax             (0.20)                -                  -
    Cumulative effect of accounting change, net of tax                         -             (5.49)                 -
                                                                     ------------      ------------       ------------
Diluted net income (loss) per common share                           $     (0.01)      $     (5.62)       $      0.08
                                                                     ============      ============       ============


     Options to purchase 1.6 million, 2.3 million, and 7.8 million shares of common stock that were outstanding during 2003, 2002, and 2001 respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

11. RELATED PARTY

     During 2001, the Company's President and Chief Executive Officer issued the Company a promissory note for $1.5 million, bearing interest at 4.7%. Under the conditions of the note, if employment terms were met over 2001 and 2002, the unpaid principal and accrued interest would be forgiven. Accordingly, $785,300 million of unpaid principal and accrued interest was forgiven and recorded as compensation expense in the Company's Consolidated Statements of Operations in both 2002 and 2001.


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


14. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

     A summary of furniture, equipment, and leasehold improvements at December 31, 2003 and 2002 is as follows (dollar amounts in thousands):

                                                   Estimated
                                                   Useful Life
                                                    in Years            2003              2002
                                                  -------------     -------------------------------

Furniture, equipment, and leasehold                  5 - 15 /
  improvements                                      lease term       $    87,476     $      86,824
Software                                                3                  8,437             8,115
Software development                                    5                 22,698            20,031
                                                                    -------------    --------------
                                                                         118,611           114,970
  Accumulated depreciation and amortization                               89,123            78,465
                                                                    -------------    --------------
Total furniture, equipment, and leasehold
  improvements, net                                                  $    29,488     $      36,505
                                                                    =============    ==============


     Total depreciation and amortization expense on furniture, equipment, and leasehold improvements was $16.1 million, $19.8 million, and $21.0 million for 2003, 2002, and 2001, respectively.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       For the Three Months Ended                         For the
                                         ----------------------------------------------------------     Year Ended
(dollar amounts in thousands                  Mar. 31,        June 30,       Sept. 30,       Dec. 31,      Dec. 31,
 except per share amounts)                     2003            2003           2003            2003          2003
---------------------------------------------------------------------------------------------------   ---------------
Revenue                                   $   264,263   $    273,167    $    274,669   $    283,931   $  1,096,030
Gross profit                                   67,005         73,581          73,697         72,857        287,140
Income from continuing operations               2,933          6,463           7,166          5,273         21,835
Income (loss) from discontinued
  operations, net of tax                            5           (644)         (1,177)          (579)        (2,395)
Loss on disposition of discontinued
  operations, net of tax                            -              -               -        (20,675)       (20,675)
Net income (loss)                               2,938          5,819           5,989        (15,981)        (1,235)
  Basic income per common share
    from continuing operations                   0.03           0.06            0.07           0.05           0.21
  Basic income (loss) per common share
    from discontinued operations,
    net of tax                                   0.00          (0.01)          (0.01)         (0.01)         (0.02)
  Basic loss per common share from
    disposition, net of tax                         -              -               -          (0.20)         (0.20)
Basic net income (loss) per
  common share                                   0.03           0.05            0.06          (0.15)         (0.01)
  Diluted income per common share
    from continuing operations                   0.03           0.06            0.07           0.05           0.21
  Diluted income (loss) per common share
    from discontinued operations,
    net of tax                                   0.00          (0.01)          (0.01)         (0.01)         (0.02)
  Diluted loss per common share from
    disposition, net of tax                         -              -               -          (0.19)         (0.20)
Diluted net income (loss) per
  common share                                   0.03           0.05            0.06          (0.15)         (0.01)

                                                       For the Three Months Ended                         For the
                                         ----------------------------------------------------------     Year Ended
(dollar amounts in thousands                  Mar. 31,        June 30,       Sept. 30,       Dec. 31,      Dec. 31,
 except per share amounts)                     2002            2002           2002            2002          2002
---------------------------------------------------------------------------------------------------   ---------------
Revenue                                   $   285,059   $    279,867    $    281,825   $    272,405   $  1,119,156
Gross profit                                   70,340         70,644          72,550         71,304        284,838
Income (loss) from continuing
  operations before cumulative effect
  of accounting change                            377          4,115           5,285        (23,779)       (14,002)
Income (loss) from discontinued
  operations, net of tax                        1,569             61               5           (225)         1,410
Cumulative effect of accounting
  change, net of tax                         (553,712)             -               -              -       (553,712)
Net income (loss)                            (551,766)         4,176           5,290        (24,004)      (566,304)
  Basic income (loss) per common share
    from continuing operations                   0.00           0.04            0.05          (0.23)         (0.14)
  Basic income (loss) per common share
    from discontinued operations,
    net of tax                                   0.02           0.00            0.00          (0.00)          0.01
  Basic loss per common share from
    accounting change, net of tax               (5.62)             -               -              -          (5.49)
Basic net income (loss) per
  common share                                  (5.60)          0.04            0.05          (0.23)         (5.62)
  Diluted income (loss) per common share
    from continuing operations                   0.00           0.04            0.05          (0.23)         (0.14)
  Diluted income (loss) per common share
    from discontinued operations
    net of tax                                   0.02           0.00            0.00          (0.00)          0.01
  Diluted loss per common share from
    accounting change, net of tax               (5.37)             -               -              -          (5.49)
Diluted net income (loss) per
  common share                                  (5.35)          0.04            0.05          (0.23)         (5.62)




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

     The Company has three reportable segments: professional services, IT services, and IT solutions. The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The professional services division provides expertise in a wide variety of disciplines including accounting and finance, law, engineering, health care, and executive search. The IT services division offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support. The IT solutions division provides IT strategy consulting, design and branding, application development, and integration. The professional services division's results for 2003, include the results of the Company's health care staffing unit, which was acquired by the Company in July 2002, and the results from the acquisitions of two legal staffing businesses, which were acquired in February and August of 2003. The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes, interest or unusual items to the segments.

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

     The following table summarizes segment and geographic information:

(dollar amounts in thousands)                             2003              2002              2001
-----------------------------------------------------------------------------------------------------

Revenue
   Professional services                             $    514,100      $    459,343      $    560,976
   IT services                                            511,739           575,312           770,830
   IT solutions                                            70,191            84,501           168,809
                                                     ------------      ------------      ------------
         Total revenue                               $  1,096,030      $  1,119,156      $  1,500,615
                                                     ============      ============      ============

Gross profit
   Professional services                             $    147,365      $    134,113      $    171,786
   IT services                                            114,704           122,294           168,317
   IT solutions                                            25,071            28,431            54,731
                                                     ------------      ------------      ------------
         Total gross profit                          $    287,140      $    284,838      $    394,834
                                                     ============      ============      ============

Income (loss) from continuing operations before
 provision for income taxes and cumulative
 effect of accounting change
   Professional services                             $     26,708      $     21,919      $     40,588
   IT services                                              6,310            10,639            32,811
   IT solutions                                             2,499            (3,649)          (21,483)
                                                     ------------      ------------      ------------
                                                           35,517            28,909            51,916
   Amortization of goodwill                                     -                 -           (37,312)
   Recapture (charges) (a)                                    284           (25,132)                -
   Corporate other income (expense), net                      553            (3,947)           (9,199)
                                                     ------------      ------------      ------------
   Total income (loss) from continuing operations
    before provision for income taxes and
    cumulative effect of accounting change           $     36,354      $       (170)     $      5,405
                                                     ============      ============      ============


Geographic Areas
   Revenue
      United States                                  $    705,914      $    742,452      $  1,075,486
      U.K.                                                379,081           364,304           412,528
      Other                                                11,035            12,400            12,601
                                                     ------------      ------------      ------------
         Total revenue                               $  1,096,030      $  1,119,156      $  1,500,615
                                                     ============      ============      ============



                                                                          December 31,
                                                               -------------------------------
(dollar amounts in thousands)                                        2003              2002
----------------------------------------------------------------------------------------------

Assets
   Professional services                                        $    379,959      $    375,331
   IT services                                                       464,538           457,163
   IT solutions                                                       48,654            59,700
                                                                ------------      ------------
                                                                     893,151           892,194
      Corporate                                                            -               780
                                                                ------------      ------------
         Total assets                                           $    893,151      $    892,974
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $    633,810      $    631,342
      U.K.                                                           250,640           254,169
      Other                                                            8,701             7,463
                                                                ------------      ------------
         Total assets                                           $    893,151      $    892,974
                                                                ============      ============

(a) Charges for 2002 include (1) $16.2 million impairment of minority investment, and (2) 9.0 million exit costs. 2003 includes a $284,000 recapture relating to the settlement of abandoned real estate associated with the 2002 exit costs.

17.   Excess Real Estate Obligations

     In 2001 and 2002, the Company experienced a material decrease in demand for its domestic operations. To reflect this decreased demand, the Company made attempts to realign its real estate capacity needs by vacating and reorganizing certain office space.

     In 2002, management determined that the Company would not be able to utilize this vacated office space and, therefore, notified the respective lessors of their intentions. This determination eliminated the economic benefit associated with the vacated office space. As a result, the Company recorded a charge for contract termination costs, mainly due to, costs that will continue to be incurred under the lease contract for its remaining term without economic benefit to the Company. While the Company looks to settle excess lease obligations, the current economic environment has made it difficult for the Company to either settle or find acceptable subleasing opportunities. The average remaining lease term for the lease obligations included herein is approximately 1.5 years.

     The following table summarizes the activity of the charge for contract termination costs from origination through December 31, 2003 by reportable segment:

                                               Professional            IT                 IT
(dollar amounts in thousands)                    Services           Services          Solutions           Total
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2002                $      431         $      675         $    7,861         $    8,967

Costs paid or otherwise settled
   during 2003                                       (223)              (431)            (3,620)            (4,274)

Amounts recaptured during 2003                        (39)              (229)               (16)              (284)
                                               -----------        -----------        -----------        -----------
Balance as of December 31, 2003                $      169                 15              4,225              4,409
                                               ===========        ===========        ===========        ===========


18.   Discontinued Operations

     In December 2003, the Company sold certain operating assets and transferred certain operating liabilities of its outplacement unit, Manchester. Revenue generated from Manchester was $21.0 million, $35.8 million, and $47.9 million, in 2003, 2002 and 2001, respectively. Income before taxes was a $3.7 million loss, $2.2 million of income, and $9.7 million of income, for 2003, 2002 and 2001, respectively. The major classes of assets and liabilities as of December 31, 2003 and 2002 are as follows, with the remaining net assets of $109,000 at December 31, 2003 being included in the line item 'Other' in the Current Assets section of the Company's Consolidated Balance Sheet:

                                                                          December 31,
                                                               -------------------------------
(dollar amounts in thousands)                                        2003              2002
----------------------------------------------------------------------------------------------
Assets
   Accounts receivable, net                                     $      3,071      $      5,390
   Goodwill                                                                -            37,312
   Other assets                                                          332             2,995
                                                                ------------      ------------
     Total assets                                                      3,403            45,697
                                                                ------------      ------------
Liabilities
   Accounts payable and accrued liabilities                            2,161             3,228
   Other liabilities                                                   1,133             5,258
                                                                ------------      ------------
     Total liabilities                                          $      3,294      $      8,486
                                                                ============      ============

     Included in the 'Accounts payable and accrued liabilities' line item above are amounts for exit costs associated with abandoned real estate. At December 31, 2003 and 2002, there was $1.1 million and $732,000 of contract termination costs, respectively.


19.   Equity Investment

     The Company had a minority investment in a privately held company that was recorded as a non-current asset. The asset was carried at its original cost plus accrued interest. The investment was originally made in 1996 and was set to mature in 2004. In 2002, this privately held company recapitalized at terms which diluted the value of the Company's investment. The Company elected not to participate in the recapitalization, which resulted in the investment being impaired. As a result, the Company wrote off the investment in its entirety recognizing a $16.2 million charge in 2002.

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




ITEM 9A. CONTROLS AND PROCEDURES

     Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13(a)-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

     There have been no changes in the Company's internal control structure over financial reporting (as defined in Exchange Act Rule 13(a)-15(f)) that occurred during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

                                    PART III

     Information required by Part III with respect to Directors and Executive Officers of the Registrant (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions (Item 13),
Principal Accountant Fees and Services (Item 14), and the Audit Committee Charter is to be included in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A (the 'Proxy Statement') not later than 120 days after the end of the fiscal year covered by this report. Such Proxy Statement, when filed, is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.

     The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

        Report of Independent Certified Public Accountants

        Consolidated Balance Sheets at December 31, 2003 and 2002

        Consolidated Statements of Operations for the years ended
           December 31, 2003, 2002, and 2001

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001

        Consolidated Statements of Cash Flows for the years ended
           December 31, 2003, 2002, and 2001

        Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules.

     Financial statement schedules required to be included in this report are either shown in the financial statements and notes thereto included in Item 8 of this report or have been omitted because they are not applicable.

(a) 3. Exhibits.

          See (c) below.

(b) Reports on Form 8-K.

          On October 28, 2003, we furnished a Report on Items 7 and 12 of Form 8-K pertaining to the issuance of a press release announcing our financial results for the three and nine months ended September 30, 2003. This Form 8-K is not deemed incorporated by reference into any of our filings with the Securities and Exchange Commission.

(c) Exhibits.

3.1     Amended and restated Articles of Incorporation. (9)

3.2     Amended and Restated Bylaws. (12)

4       Form of stock certificate (13)

10.1 Modis Professional Services, Inc. (now MPS Group, Inc.) 2001 Employee Stock Purchase Plan. (8) ^

10.2 AccuStaff Incorporated (now MPS Group, Inc.) amended and restated Non-Employee Director Stock Plan. (3)

10.3 Form of Non-Employee Director Stock Option Award Agreement, as amended. (5)

10.4    Profit Sharing Plan. (1) ^

10.5 Revolving Credit Agreement by and between the Company and The Its Material Domestic Subsidiaries and Wachovia Bank, National Association as Administration Agent and certain lenders named therein, dated November 21, 2003.

10.6 Modis Professional Services, Inc. (now MPS Group, Inc.) Amended and Restated Stock Option Plan. (7) ^

10.7    Form of Stock Option Agreement under Modis Professional
        Services, Inc. (now MPS Group, Inc.) amended and restated 1995 Stock Option Plan. (7) ^

10.8    Chairman Employment Agreement with Derek E. Dewan. (6) ^

10.8(a) Restricted Stock Agreement with Derek E. Dewan. (6) ^

10.9    Amended and Restated Executive Employment Agreement with
        Timothy D. Payne. (6) ^

10.9(a) Restricted Stock Agreement with Timothy D. Payne. (10) ^

10.10   Amended and Restated Executive Employment Agreement with
        Robert P. Crouch. (6) ^

10.10(a)Restricted Stock Agreement with Robert P. Crouch. (10) ^

10.11 Modis Professional Services, Inc. (now MPS Group, Inc.) Executive Option Plan (2) ^

10.12   Senior Executive Annual Incentive Plan. (4) ^

10.13   Form of Director's Indemnification Agreement. (5)

10.14   Form of Officer's Indemnification Agreement. (5)

10.15 Form of Award Notification under the Modis Professional Services, Inc. (now MPS Group, Inc.) Senior Executive Annual Incentive Plan. (7 ^

10.16   Amended and Restated Executive Deferred Compensation Plan. (12) ^

10.17 Form of Executive Employment Agreement entered into by Gregory D. Holland, Tyra H. Tutor, and Richard L. White. (12) ^

21      Subsidiaries of the Registrant.

23      Consent of PricewaterhouseCoopers LLP.

24      Form of Power of Attorney (11).

31.1    Certification of Timothy D. Payne pursuant to Rule 13a-14a.

31.2    Certification of Robert P. Crouch pursuant to Rule 13a-14a.

32.1    Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2    Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.


^    This Exhibit is a management contract or compensatory plan or arrangement.


(1) Incorporated by reference to the Company's Registration on Form S-1 (No. 33-78906).

(2) Incorporated by reference to the Company's Registration on Form S-8 (No. 33-88329).

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 16, 1999.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 15, 1999.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 30, 2000.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 16, 2001.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 8, 2001.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 14, 2002.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 26, 2002.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2002.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 2003.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 14, 2003.

(13) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-106855) filed July 7, 2003.

EXHIBIT INDEX

10.5 Revolving Credit Agreement by and between the Company and The Its Material Domestic Subsidiaries and Wachovia Bank, National Association as Administration Agent and certain lenders named therein, dated November 21, 2003.

21      Subsidiaries of the Registrant.

23      Consent of PricewaterhouseCoopers LLP.

31.1    Certification of Timothy D. Payne pursuant to Rule 13a-14 and 15e-14.

31.2    Certification of Robert P. Crouch pursuant to Rule 13a-14 and 15e-14.

32.1    Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2    Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPS GROUP, INC.


By:  /s/ Timothy D. Payne
     Timothy D. Payne
     President and Chief Executive Officer

Date:  March 15, 2004

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                             Date


/s/ Timothy D. Payne             President, Chief                March 15, 2004
Timothy D. Payne                 Executive Officer and
                                 Director


/s/ Robert P. Crouch             Senior Vice President, Chief    March 15, 2004
Robert P. Crouch                 Financial Officer, Treasurer,
                                 and Chief Accounting Officer


/s/ Derek E. Dewan *             Chairman of the Board           March 15, 2004
Derek E. Dewan


/s/ Michael D. Abney *           Director                        March 15, 2004
Michael D. Abney


                                 Director                        March 15, 2004
T. Wayne Davis


/s/ Arthur B. Laffer *           Director                        March 15, 2004
Arthur B. Laffer


                                 Director                        March 15, 2004
Richard D. Heckmann


/s/ William M. Isaac *           Director                        March 15, 2004
William M. Isaac


/s/ John R. Kennedy *            Director                        March 15, 2004
John R. Kennedy


/s/ Darla D. Moore *             Director                        March 15, 2004
Darla D. Moore


/s/ Peter J. Tanous *            Director                        March 15, 2004
Peter J. Tanous


/s/ Robert P. Crouch *By         Attorney-in-Fact                March 15, 2004
Robert P. Crouch