Form 10-Q
period 2004-03-31
MPS GROUP INC
filed 2004-05-07
CIK 924646

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
                                       OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 2004:

               105,098,572 shares of $0.01 par value Common Stock

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in Part I,
Item 2 of this report and under the heading 'Factors Which May Impact Future Results and Financial Condition.' In some cases, you can identify forward-looking statements by terminology such as 'will,' 'may,' 'should,' 'could,' 'expects,' 'plans,' 'indicates,' 'projects,' 'anticipates,' 'believes,' 'estimates,' 'appears,' 'predicts,' 'potential,' 'continues,' 'can,' 'hopes,' 'perhaps,' 'would,' or 'become' or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part I, Item 3, under 'Quantitative and Qualitative Disclosures About Market Risk' should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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



                                          MPS Group, Inc. and Subsidiaries
                                                        Index
Part I       Financial Information

Item 1       Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited)
                 and December 31, 2003..............................................................................     3

             Unaudited Condensed Consolidated Statements of Income for the Three Months
                 ended March 31, 2004 and 2003......................................................................     4

             Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
                 ended March 31, 2004 and 2003......................................................................     5

             Notes to Unaudited Condensed Consolidated Financial Statements.........................................     6

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    11

Item 3       Quantitative and Qualitative Disclosures About Market Risk.............................................    16

Item 4       Controls and Procedures................................................................................    19


Part II      Other Information

Item 1       Legal Proceedings......................................................................................    20

Item 2       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.......................    20

Item 3       Defaults Upon Senior Securities........................................................................    20

Item 4       Submission of Matters to a Vote of Security Holders....................................................    20

Item 5       Other Information......................................................................................    20

Item 6       Exhibits and Reports on Form 8-K.......................................................................    20

             Signatures.............................................................................................    21

             Exhibits




Part I.  Financial Information
Item 1.  Financial Statements

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                        March 31,        December 31,
(dollar amounts in thousands except share amounts)                                        2004               2003
-----------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $   112,693      $    124,830
   Accounts receivable, net of allowance of $13,059 and $12,899                           184,237           159,359
   Prepaid expenses                                                                         7,437             6,417
   Deferred income taxes                                                                    2,200             2,200
   Other                                                                                   12,478            10,662
                                                                                     ----------------------------------
      Total current assets                                                                319,045           303,468
Furniture, equipment, and leasehold improvements, net                                      29,658            29,488
Goodwill, net                                                                             499,857           486,630
Deferred income taxes                                                                      57,425            62,464
Other assets, net                                                                          11,108            11,101
                                                                                     ----------------------------------
    Total assets                                                                      $   917,093      $    893,151
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                   39,687            32,601
   Accrued payroll and related taxes                                                       48,587            37,848
   Income taxes payable                                                                    10,557            16,140
                                                                                     ----------------------------------
      Total current liabilities                                                            98,831            86,589
Other                                                                                      14,774            13,100
                                                                                     ----------------------------------
     Total liabilities                                                                    113,605            99,689
                                                                                     ----------------------------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued                                                                          -                 -
   Common stock, $.01 par value; 400,000,000 shares authorized;
      104,862,919 and 104,576,204 shares issued, respectively                               1,049             1,046
   Additional contributed capital                                                         635,980           634,492
   Retained earnings                                                                      167,868           162,546
   Accumulated other comprehensive income                                                   9,841             6,933
   Deferred stock compensation                                                             (2,190)           (2,495)
   Treasury stock, at cost (1,613,400 shares at 2004 and 2003)                             (9,060)           (9,060)
                                                                                     ----------------------------------
     Total stockholders' equity                                                           803,488           793,462
                                                                                     ----------------------------------
     Total liabilities and stockholders' equity                                       $   917,093      $    893,151
                                                                                     ==================================

See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income

                                                                       Three months ended March 31,
                                                                      ------------------------------
(dollar amounts in thousands except per share amounts)                      2004          2003
----------------------------------------------------------------------------------------------------
                                                                         (unaudited)   (unaudited)
Revenue                                                               $    310,481   $    264,263
Cost of revenue                                                            232,246        197,258
                                                                      ------------------------------
   Gross profit                                                             78,235         67,005
                                                                      ------------------------------
Operating expenses:
   General and administrative                                               66,294         57,575
   Depreciation and intangibles amortization                                 3,922          4,427
                                                                      ------------------------------
      Total operating expenses                                              70,216         62,002
                                                                      ------------------------------
Operating income                                                             8,019          5,003
Other income (expense), net                                                    635             (6)
                                                                      ------------------------------
Income from continuing operations before provision
  for income taxes                                                           8,654          4,997
Provision for income taxes                                                   3,332          2,063
                                                                      ------------------------------
Income from continuing operations                                            5,322          2,934
Income from discontinued operations (net of income
  taxes of $3)                                                                   -              5
                                                                      ------------------------------
Net income                                                            $      5,322   $      2,939
                                                                      ==============================

Basic net income per common share:
  Income from continuing operations                                   $       0.05   $       0.03
  Income from discontinued operations, net of tax                                -           0.00
                                                                      ------------------------------
Basic net income per common share                                     $       0.05   $       0.03
                                                                      ==============================
Average common shares outstanding, basic                                   104,274        102,004
                                                                      ==============================

Diluted income per common share:
  Income from continuing operations                                   $       0.05   $       0.03
  Income from discontinued operations, net of tax                                -           0.00
                                                                      ------------------------------
Diluted net income per common share                                   $       0.05   $       0.03
                                                                      ==============================
Average common shares outstanding, diluted                                 107,996        102,667
                                                                      ==============================


See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                                               Three months ended March 31,
                                                                              ------------------------------
(dollar amounts in thousands)                                                       2004          2003
------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)   (unaudited)
Cash flows from operating activities:

   Income from continuing operations                                         $     5,322    $      2,934
      Adjustments to income from continuing operations to net
         cash provided by operating activities:
            Deferred income taxes                                                  5,039             691
            Deferred compensation                                                    305             505
            Depreciation and intangibles amortization                              3,922           4,427
            Changes in certain assets and liabilities, net of acquisitions:
               Accounts receivable                                               (17,825)          2,139
               Prepaid expenses and other assets                                    (790)           (295)
               Accounts payable and accrued expenses                              (1,600)         (1,685)
               Accrued payroll and related taxes                                   9,319           6,699
               Other, net                                                           (861)            (24)
                                                                          --------------- ---------------
                 Net cash provided by operating activities                         2,831          15,391
                                                                          --------------- ---------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements, net of disposals                                              (3,097)         (1,269)
   Purchase of businesses, including additional consideration on
      acquisitions, net of cash acquired                                         (15,832)         (1,027)
                                                                          --------------- ---------------
                  Net cash used in investing activities                          (18,929)         (2,296)
                                                                          --------------- ---------------

Cash flows from financing activities:
   Repurchases of common stock                                                         -          (3,706)
   Discount realized on employee stock purchase plan                                 (95)            (38)
   Proceeds from stock options exercised                                           1,586              30
   Repayments on indebtedness                                                       (264)            (29)
                                                                          --------------- ---------------
                  Net cash provided by (used in) financing activities              1,227          (3,743)
                                                                          --------------- ---------------
Effect of exchange rate changes on cash and cash equivalents                       1,244            (120)

Net (decrease) increase in cash and cash equivalents                             (13,627)          9,232

Net cash provided by discontinued operations                                       1,490             255

Cash and cash equivalents, beginning of period                                   124,830          66,934
                                                                          --------------- ---------------
Cash and cash equivalents, end of period                                    $    112,693    $     76,421
                                                                          =============== ===============



See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollar amounts in thousands except per share amounts)

1.  Basis of Presentation.

     The accompanying condensed consolidated financial statements are unaudited and have been prepared by MPS Group, Inc. ('MPS' or the 'Company') in accordance with the rules and regulations of the Securities and Exchange Commission ('SEC'). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2003.

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


Stock-Based Compensation

     The Company accounts for its employee and director stock option plans in accordance with Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees,' and related Interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the fair value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. Compensation expense associated with restricted stock grants is equal to the fair value of the shares on the date of grant and is recorded pro rata over the required holding period. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company by applying the fair value recognition provisions of Statement of Financial Accounting Standards ('SFAS') No. 148, 'Accounting for Stock-Based Compensation - Transition and Disclosure,' to stock-based employee compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                       Three months ended March 31,
                                                                      ------------------------------
(dollar amounts in thousands except per share amounts)                      2004          2003
----------------------------------------------------------------------------------------------------
Net income
   As reported                                                        $      5,322   $      2,939
     Total stock-based employee compensation expense determined under fair value based method for all awards, net of
     related tax effects                                                      (683)        (1,245)
                                                                         ---------------------------
   Pro forma                                                          $      4,639   $      1,694
                                                                         ===========================

Basic net income per common share
   As reported                                                        $       0.05   $       0.03
   Pro forma                                                          $       0.04   $       0.02
Diluted net income per common share
   As reported                                                        $       0.05   $       0.03
   Pro forma                                                          $       0.04   $       0.02

2.   Net Income per Common Share

     The calculation of basic net income per common share and diluted net income per common share is presented below:

                                                                       Three months ended March 31,
                                                                      ------------------------------
(dollar amounts in thousands except per share amounts)                      2004             2003
----------------------------------------------------------------------------------------------------

Basic income per common share computation:
    Income from continuing operations                                 $      5,322   $      2,934
    Income from discontinued operations, net of tax                              -              5
                                                                      ------------------------------
  Net income                                                          $      5,322   $      2,939
                                                                      ==============================
  Basic average common shares outstanding                                  104,274        102,004
                                                                      ==============================
  Basic income per common share:
    Income from continuing operations                                 $       0.05   $       0.03
    Income from discontinued operations, net of tax                              -           0.00
                                                                      ------------------------------
Basic net income per common share                                     $       0.05   $       0.03
                                                                      ==============================

Diluted income per common share computation:
    Income from continuing operations                                 $      5,322   $      2,934
    Income from discontinued operations, net of tax                              -              5
                                                                      ------------------------------
  Net income                                                          $      5,322   $      2,939
                                                                      ==============================
    Basic average common shares outstanding                                104,274        102,004
    Incremental shares from assumed exercise of stock
      options and restricted awards                                          3,722            663
                                                                      ------------------------------
  Diluted average common shares outstanding                                107,996        102,667
                                                                      ==============================
  Diluted income per common share:
    Income from continuing operations                                 $       0.05   $       0.03
    Income from discontinued operations, net of tax                              -           0.00
                                                                      ------------------------------
Diluted net income per common share                                   $       0.05   $       0.03
                                                                      ==============================

     Options to purchase 670,000 and 8.5 million shares of common stock that were outstanding as of March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares. As such, these options were antidilutive.


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

     The Company has three reportable segments: professional services, IT services, and IT solutions. The Company's reportable segments are strategic divisions that offer different services and are managed separately, as each division requires different resources and marketing strategies. The professional services division provides expertise in a wide variety of disciplines including accounting and finance, law, engineering, health care, and executive search. The IT services division offers value-added solutions, such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support. The IT solutions division provides IT strategy consulting, design and branding, application development, and integration. The professional services division's results for 2004, include the results from the acquisitions of two legal staffing businesses acquired in February and August of 2003, two health care staffing businesses acquired in February and March of 2004, and one accounting staffing business acquired in February of 2004. The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes, interest, or unusual items to the segments.

The following table summarizes segment and geographic information:

                                                           Three Months Ended
                                                    -------------------------------
                                                       March 31,         March 31,
(dollar amounts in thousands)                             2004              2003
-----------------------------------------------------------------------------------
Revenue
   Professional services                             $    156,568      $    119,441
   IT services                                            137,414           126,620
   IT solutions                                            16,499            18,202
                                                     ------------      ------------
         Total revenue                               $    310,481      $    264,263
                                                     ============      ============

Gross profit
   Professional services                             $     43,481      $     33,192
   IT services                                             28,864            27,593
   IT solutions                                             5,890             6,220
                                                     ------------      ------------
         Total gross profit                          $     78,235      $     67,005
                                                     ============      ============

Income from continuing operations before
  provision for income taxes
   Professional services                             $      6,753      $      4,012
   IT services                                                519               575
   IT solutions                                               747               416
                                                     ------------      ------------
                                                            8,019             5,003
   Corporate interest and other
      income (expense), net                                   635                (6)
                                                     ------------      ------------
   Total income from continuing operations
     before provision for income taxes               $      8,654      $      4,997
                                                     ============      ============

Geographic Areas
   Revenue
      United States                                  $    191,681      $    171,155
      U.K.                                                115,891            90,409
      Other                                                 2,909             2,699
                                                     ------------      ------------
         Total revenue                               $    310,481      $    264,263
                                                     ============      ============



                                                                   March 31,       December 31,
                                                                      2004              2003
----------------------------------------------------------------------------------------------

Assets
   Professional services                                        $    400,545      $    379,959
   IT services                                                       468,276           464,538
   IT solutions                                                       48,272            48,654
                                                                ------------      ------------
         Total assets                                           $    917,093      $    893,151
                                                                ============      ============
Geographic Areas
   Identifiable Assets
      United States                                             $    649,752      $    633,810
      U.K.                                                           259,853           250,640
      Other                                                            7,488             8,701
                                                                ------------      ------------
         Total assets                                           $    917,093      $    893,151
                                                                ============      ============


5.   Comprehensive Income

     The Company discloses other comprehensive income in accordance with SFAS No. 130, 'Reporting Comprehensive Income'. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three months ended March 31, 2004 and 2003, is as follows:


                                                Three months ended March 31,
                                               ------------------------------
                                                   2004               2003
-----------------------------------------------------------------------------
Net income                                     $    5,322         $    2,939

  Unrealized loss on foreign currency
    translation adjustments (a)                     2,908             (1,233)
                                               -----------         ----------
Comprehensive income                           $    8,230         $    1,706
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

     In 2002, management determined that the Company would not be able to utilize this vacated office space and, therefore, notified the respective lessors of its intentions. This determination eliminated the economic benefit associated with the vacated office space. As a result, the Company recorded a charge for contract termination costs, mainly due to costs that will continue to be incurred under the lease contract for its remaining term without economic benefit to the Company. While the Company looks to settle excess lease obligations, the current economic environment has made it difficult for the Company to either settle or find acceptable subleasing opportunities. The average remaining lease term for the lease obligations included herein is approximately 1.5 years.

     The charge for contract termination costs was recorded in accordance with SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities.' The following table summarizes the activity of the charge for contract termination costs from origination through March 31, 2004 by reportable segment:

                                               Professional            IT                 IT
(dollar amounts in thousands)                    Services           Services          Solutions           Total
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2002                $      431         $      675         $    7,861         $    8,967

  Costs paid or otherwise settled
    during 2003                                      (223)              (431)            (3,620)            (4,274)

  Amounts recaptured during 2003                      (39)              (229)               (16)              (284)
                                               -----------        -----------        -----------        -----------
Balance as of December 31, 2003                       169                 15              4,225              4,409

  Costs paid or otherwise settled during the
    three months ended March 31, 2004                (106)               (11)              (530)              (647)
                                               -----------        -----------        -----------        -----------
Balance as of March 31, 2004                   $       63         $        4         $    3,695         $    3,762
                                               ===========        ===========        ===========        ===========


7.   Discontinued Operations

     In December 2003, the Company sold certain operating assets and transferred certain operating liabilities of its outplacement unit, Manchester. For the three months ended March 31, 2003, revenue and income before taxes were $7.5 million and $8,000, respectively. The remaining net liabilities as of March 31, 2004 were $1.4 million, of which $950,000 were for contract termination costs associated with abandoned real estate. The remaining net liabilities of Manchester are included in the line item 'Accounts payable and accrued expenses' in the Company's Condensed Consolidated Balance Sheets.


8.   Business Combinations

     In the three months ended March 31, 2004, the Company acquired three businesses in its professional services division: two health care staffing businesses, Management Search and Sunbelt Staffing, acquired in February and March of 2004; and one accounting staffing business, Lillian Kloock and Associates, acquired in February of 2004. Purchase consideration for the three acquisitions totaled $12.9 million in cash at closing, and deferred cash payments of $1.2 million. These acquisitions were immaterial to the Company's results of operations on an actual and pro forma basis for the three months ended March 31, 2004.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

                                               Professional            IT                 IT
(dollar amounts in thousands)                    Services           Services          Solutions           Total
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2003                $  212,317         $  253,588         $   20,725         $  486,630

  Acquisitions                                     13,227                  -                  -             13,227
                                               -----------        -----------        -----------        -----------
Balance as of March 31, 2004                   $  225,544         $  253,588         $   20,725         $  499,857
                                               ===========        ===========        ===========        ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MPS (the 'Company') is a leading global provider of business services with over 175 offices throughout the United States, Canada, the United Kingdom, and continental Europe. MPS delivers a mix of consulting, solutions, and staffing services in disciplines such as IT services, finance and accounting, legal, engineering, IT solutions, health care, executive search, and human capital automation.

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

The following detailed analysis of operations also presents the revenue generated by the Company's professional services division in the United States excluding the effect of acquisitions. Such financial data that excludes the effect of acquisitions is not a GAAP financial measure. The Company believes presenting some results excluding the effects of businesses we acquire is helpful to investors because it permits a comparison of the performance of its core internal operations from period to period. Additionally, certain internal reporting and compensation targets are based on core internal operations. The effect of acquisitions are excluded for the first 12 months following the acquisition date. Subsequent to this, acquisitions are considered to be integrated for reporting purposes. Again however, such measures should be considered only in conjunction with the correlative measures that include the results from acquisitions, as calculated and presented in accordance with GAAP.

Additionally, from time to time the Company may use EBITDA to measure results of operations. EBITDA is a non-GAAP financial measure that is defined as earnings before interest, taxes, depreciation and amortization. The Company believes EBITDA is a meaningful measure of operating performance as it gives management a consistent measurement tool for evaluating the operating activities of the business as a whole as well, as the various operating units, before the effect of investing activities, interest and taxes. In addition, the Company believes EBITDA provides useful information to investors, analysts, lenders, and other interested parties because it excludes transactions that management considers unrelated to core business operations, thereby helping interested parties to more meaningfully evaluate, trend and analyze the operating performance of the business. The Company also uses EBITDA for certain internal reporting purposes, and certain compensation targets may be based on EBITDA. Finally, certain covenants in the Company's debt facility are based on EBITDA performance measures. EBITDA, as with all non-GAAP financial measures, should be considered only in conjunction with the comparable measures, as calculated and presented in accordance with GAAP, including net income.

In December 2003, the Company sold certain operating assets and transferred certain operating liabilities of its outplacement unit, Manchester. As a result of the sale of Manchester and in accordance with GAAP, the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations report the results of operations of Manchester as discontinued operations for all periods presented. For the three months ended March 31, 2003, Manchester's revenue and income before taxes were $7.5 million and $8,000, respectively.

The following detailed analysis of operations should be read in conjunction with the 2003 Consolidated Financial Statements and related notes included in the Company's Form 10-K for the year ended December 31, 2003.


Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

Revenue. Revenue increased $46.2 million, or 17.5%, to $310.5 million in the three months ended March 31, 2004, from $264.3 million in the year earlier period. The increase was due to an increase in revenue in both the Company's Professional Services and IT Services divisions of 31.2% and 8.5%, respectively. This increase was offset by a revenue decrease of 9.3% in the Company's IT Solutions division.

Approximately 38% of the Company's revenue for the three months ended March 31, 2004, was generated internationally, primarily in the United Kingdom. The Company's revenue is therefore subject to changes in foreign currency exchange rates. The weakening of the U.S. dollar since the first quarter of 2003, had an impact on revenue, as revenue, on a constant currency basis increased 11.9%, as compared to the increase of 17.5% above.

In 2003 and  through  the first  quarter  of 2004,  the  Company  acquired  five businesses for its Professional Services division (together, the 'acquisitions'): two legal staffing businesses acquired in February and August of 2003; two health care staffing businesses acquired in February and March of 2004; and one accounting staffing business acquired in February of 2004. These acquisitions contributed $9.3 million in revenue for the three months ended March 31, 2004, and $300,000 in the year earlier period.

Gross profit. Gross profit increased $11.2 million, or 16.7%, to $78.2 million in the three months ended March 31, 2004, from $67.0 million in the year earlier period. On a constant currency basis, gross profit increased $8.0 million, or 11.9%, in the three months ended March 31, 2004. Acquisitions also contributed $2.9 million of gross profit in the three months ended March 31, 2004. Gross margin decreased to 25.2% in the three months ended March 31, 2004, from 25.4% in the year earlier period. The lower margin is due primarily to a higher concentration of the Company's revenue being generated internationally. On average, the Company's international operations operate at a lower gross margin compared to the Company's domestic operations.

Operating expenses. Total operating expenses increased $8.2 million, or 13.2%, to $70.2 million in the three months ended March 31, 2004, from $62.0 million in the year earlier period. The Company's general and administrative ('G&A') expenses, which are included in operating expenses, increased $8.7 million, or 15.1%, to $66.3 million in the three months ended March 31, 2004, from $57.6 million in the year earlier period. The increase in G&A expenses was due to the following: the increase in compensation expense related to the increase in revenue; the hiring of additional sales and recruiting personnel; the impact of changes in foreign currency exchange rates; and the additional G&A expenses from acquired companies.

Operating income. Operating income increased $3.0 million, or 60%, to $8.0 million in the three months ended March 31, 2004, from $5.0 million in the year earlier period. Operating income as a percentage of revenue increased to 2.6% in the three months ended March 31, 2004, from 1.9% in the year earlier period.

Other income (expense), net. Other expense, net consists primarily of interest expense related to notes issued in connection with acquisitions, net of interest income related to investment income from (1) certain investments owned by the Company and (2) cash on hand. Interest expense decreased $0.1 million, to $0.2 million in the three months ended March 31, 2004, from $0.3 million in the year earlier period. Interest expense was offset by interest and other income of $0.8 million in the three months ended March 31, 2004, and $0.3 million in the year earlier period.

Income taxes. The Company's effective tax rate decreased to 38.5% in the three months ended March 31, 2004, as compared to 41.3% in the year earlier period. The decrease was associated with the higher level of pre-tax earnings for the first quarter of 2004.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $2.4 million, or 82.8%, to $5.3 million in the three months ended March 31, 2004, from $2.9 million in the year earlier period. Income from continuing operations as a percentage of revenue increased to 1.7% in the three months ended March 31, 2004, from 1.1% in the year earlier period.

Segment Results

Professional Services division

Revenue in the professional services division increased $37.2 million, or 31.2%, to $156.6 million in the three months ended March 31, 2004, from $119.4 million in the year earlier period. On a constant currency basis, revenue increased 24.2%. Acquisitions contributed $9.3 million in revenue for the three months ended March 31, 2004 and $300,000 in the year earlier period.

Of the division's revenue, approximately 60% and 62% was generated in the United States in the three months ended March 31, 2004 and 2003, respectively. The remainder was generated in the United Kingdom. Excluding the contribution from acquisitions, revenue generated in the United States increased 12.7% in the three months ended March 31, 2004. On a constant currency basis, revenue increased 23.5% for revenue generated in the United Kingdom.

Excluding the contribution from acquisitions and the favorable impact from changes in foreign currency exchange rates, all of the professional services division's operating units, as listed below, increased revenue in the three months ended March 31, 2004, from the year earlier period. This increase in revenue was attributable to the increased demand for the services provided by the division.

Revenue contribution from the professional services division's operating units for the three months ended March 31, 2004 and 2003 are as follows:

                                       Three months ended March 31,
                                      -----------------------------
                                            2004            2003
 ------------------------------------------------------------------
Accounting and finance                      46.0%           43.7%
Engineering                                 31.0            36.4
Legal                                       16.1            13.9
Health care                                  5.4             4.2
Executive search                             1.5             1.8

Gross profit for the professional services division increased $10.3 million, or 31.0%, to $43.5 million in the three months ended March 31, 2004, from $33.2 million in the year earlier period. On a constant currency basis, gross profit for the division increased $8.0 million, or 24.1%, in the three months ended March 31, 2004. Acquisitions also contributed $2.9 million of gross profit in the three months ended March 31, 2004. The gross margin remained constant at 27.8% in both the three months ended March 31, 2004 and 2003, respectively.

The professional services division's G&A expenses increased $7.6 million, or 27.3%, to $35.4. million in the three months ended March 31, 2004, from $27.8 million in the year earlier period. The increase in the division's G&A expenses was due to the following: the increase in compensation expense related to the increase in revenue; the hiring of additional sales and recruiting personnel; the impact of changes in foreign currency exchange rates; and the additional G&A expenses from acquired companies. While the division's G&A expenses increased, G&A expenses as a percentage of revenue decreased to 22.6% in the three months ended March 31, 2004, from 23.3% in the year earlier period.

Operating income for the professional services division increased $2.8 million, or 70.0%, to $6.8 million in the three months ended March 31, 2004, from $4.0 million in the year earlier period.

IT Services division

Revenue in the IT services division increased $10.8 million, or 8.5%, to $137.4 million in the three months ended March 31, 2004, from $126.6 million in the year earlier period. On a constant currency basis, revenue increased 3.2%.

Of the division's revenue, approximately 60% and 62% was generated in the United States in the three months ended March 31, 2004 and 2003, respectively. The remainder was generated internationally, primarily in the United Kingdom. Revenue generated in the United States increased 4.9% in the three months ended March 31, 2004. On a constant currency basis, revenue increased 0.5% for revenue generated internationally.

Gross profit for the IT services division increased $1.3 million, or 4.7%, to $28.9 million in the three months ended March 31, 2004, from $27.6 million in the year earlier period. However, the gross margin decreased to 21.0% in the three months ended March 31, 2004, from 21.8% in the year earlier period. The decrease is attributable to the decrease in gross margin in the division's international operations. The gross margin in the division's international operations decreased to 13.6% in the three months ended March 31, 2004, from 15.4% in the year earlier period. For revenue generated in the United States, the gross margin increased to 25.9% in the three months ended March 31, 2004, from 25.7% in the year earlier period.

The IT services division's G&A expenses increased $1.5 million, or 6.0%, to $26.3 million in the three months ended March 31, 2004, from $24.8 million in the year earlier period. As a percentage of revenue, the division's G&A expenses decreased to 19.1% in the three months ended March 31, 2004, from 19.6% in the year earlier period. The increase in the division's G&A expenses was associated with the following: the increase in compensation expense related to the increase in revenue; the hiring of additional sales and recruiting personnel; and the impact of changes in foreign currency exchange rates.

Operating income for the IT services division decreased $0.1 million, or 16.7%, to $0.5 million in the three months ended March 31, 2004, from $0.6 million in the year earlier period.

IT Solutions division

Revenue in the IT solutions division decreased $1.7 million, or 9.3%, to $16.5 million in the three months ended March 31, 2004, from $18.2 million in the year earlier period. The decrease was due to weak demand for IT consulting solutions.

Gross profit for the IT solutions division decreased $0.3 million, or 4.8%, to $5.9 million in the three months ended March 31, 2004 from $6.2 million in the year earlier period. However, the gross margin increased to 35.7% in the three months ended March 31, 2004, from 34.2% in the year earlier period. This increase was driven by higher utilization of the division's salaried consultants. This division's business model, unlike the Company's other divisions, uses primarily salaried consultants to meet customer demand.

The IT solutions division's G&A expenses decreased $0.4 million, or 8.0%, to $4.6 million in the three months ended March 31, 2004, from $5.0 million in the year earlier period. As a percentage of revenue, the division's G&A expenses increased to 28.1% in the three months ended March 31, 2004, from 27.4% in the year earlier period.

Operating income for the IT solutions division increased $0.3 million, or 75.0%, to $0.7 million in the three months ended March 31, 2004, from $0.4 million in the year earlier period.


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

The Company had working capital of $220.2 million and $216.9 million as of March 31, 2004 and December 31, 2003, respectively. The Company had cash and cash equivalents of $112.7 million and $124.8 million as of March 31, 2004 and December 31, 2003, respectively.

For the three months ended March 31, 2004 and 2003, the Company generated $2.8 million and $15.4 million of cash flow from operations, respectively. The decrease in cash flow from operations, from 2003 to 2004, is primarily due to the Company's revenue growth, and to a lesser extent, a slight reduction in receivables collection as days sales outstanding increased two days. These factors increased the cash needed to fund accounts receivable.

For the three months ended March 31, 2004, the Company used $18.9 million of cash for investing activities, of which $15.8 million, net of cash acquired, was used for the acquisition of two health care staffing businesses and one accounting staffing business, and $3.1 million was used for capital expenditures. For the three months ended March 31, 2003, the Company used $2.3 million of cash for investing activities, of which $1.3 million was used for capital expenditures, and $1.0 million was used for an acquisition of a legal staffing business.

For the three months ended March 31, 2004, the Company generated $1.2 million of cash from financing activities, primarily from stock option exercises. For the three months ended March 31, 2003, the Company used $3.7 million of cash for financing activities, primarily for the repurchase of stock.

The Company's Board of Directors has authorized the repurchase of up to $65.0 million of the Company's Common Stock. Beginning in the third quarter of 2002 through the second quarter of 2003, 1.6 million shares at a cost of $9.1 million have been repurchased under this authorization. There has been no purchases under this authorization since the second quarter of 2003.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems, during the remainder of 2004 will be approximately $6 million.

While there can be no assurance in this regard, the Company believes that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.


Indebtedness of the Company

In the fourth quarter of 2003, the Company closed on a $150 million revolving credit facility syndicated by a group of leading financial institutions. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. Repayment, if applicable, of funds borrowed under the credit facility is guaranteed by substantially all of the subsidiaries of the Company. The facility matures in November 2006. As of May 4, 2004, there are no borrowings outstanding under this facility, other than $2.8 million of standby letters of credit.

SEASONALITY

The Company's quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for the Company's services has historically been lower during the calendar year-end, as a result of holidays, through February of the following year, as the Company's customers approve annual budgets. Extreme weather conditions may also affect demand in the early part of the year, as certain of the Company's client locations are located in geographic areas subject to inclement weather.

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

The Company's investment portfolio consists of cash and cash equivalents including deposits in banks, government securities, money market funds, and short-term investments with maturities, when acquired, of 90 days or less. The Company is adverse to principal loss and seeks to preserve its invested funds by placing these funds with high credit quality issuers. The Company continually evaluates its invested funds to respond appropriately to a reduction in the credit rating of any investment issuer or guarantor.

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 38% of its consolidated revenues for the three months ended March 31, 2004 from international operations, approximately 98% of which were from the United Kingdom. The British pound sterling to U.S. dollar exchange rate has increased approximately 4% in the three months ended March 31, 2004, from 1.78 at December 31, 2003 to 1.85 at March 31, 2004. The Company prepared sensitivity analysis to determine the adverse impact of hypothetical changes in the British pound sterling, relative to the U.S. Dollar, on the Company's results of operations and cash flows. However, the analysis did not include the potential impact on sales levels resulting from a change in the British pound sterling. An additional 10% adverse movement in the exchange rate would have had an immaterial impact on the Company's cash flows and financial position at March 31, 2004. While fluctuations in the British pound sterling have not historically had a material impact on the Company's consolidated results of operations, the lower level of earnings resulting from a decrease in demand for the services provided by the Company's domestic operations have increased the impact of exchange rate fluctuations. As of March 31, 2004, the Company did not hold and has not previously entered into any foreign currency derivative instruments.

FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

Demand For The Company's Services Is Impacted By The Economic Climate In The Industries And Markets The Company Serves. This Economic Climate Is Difficult To Predict, With Downturns Weakening Demand.

     MPS's revenues are affected by the level of business activity of its customers, which is driven by the level of economic activity in the industries and markets we serve. While we have experienced a recent uptick in demand related to the current economic environment, a downturn or deterioration in global economic or political conditions could significantly adversely impact our revenues and results of operations.

     We cannot predict when the economic climate will significantly improve. Although we have seen a slight improvement in the economic climate, we cannot predict to what extent the demand for our services will improve. Even though we have a somewhat variable cost base, further declines in revenue will have a material adverse impact on our results.

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

     We have increasingly competed against service providers offering their services from remote locations, particularly from offshore locations such as India. The substantially lower cost of the labor pool in these remote locations puts significant pricing pressure on our service offerings when we compete with competitors offering remote services. While we believe that our service delivery model provides a superior level of service than many of these offshore based competitors, the increased pricing pressure from these providers may have a material adverse impact on our profitability.

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

     We also depend on the performance and productivity of our local managers and field personnel. Our ability to attract and retain new business is significantly affected by local relationships and the quality of service rendered. The loss of key managers and field personnel may also jeopardize existing client relationships with businesses that continue to use our services based upon past relationships with local managers and field personnel. Our revenues could decline in that event.

The Inability To Comply With Existing Government Regulation Along With Increased Regulation Of The Workplace Could Adversely Effect The Company.

     The Company's business is subject to regulation or licensing in many states and in certain foreign countries. While the Company has had no material difficulty complying with regulations in the past, there can be no assurance that the Company will be able to continue to obtain all necessary licenses or approvals, or that the cost of compliance will not prove to be material. Any inability of the Company to comply with government regulation or licensing requirements could materially adversely effect the Company. Additionally, the Company's temporary services business entails employing individuals on a temporary basis and placing such individuals in clients' workplaces. Increased government regulation of the workplace or of the employer-employee relationship could materially adversely effect the Company.


The  Company  Is  Exposed  To  Employment-Related  Claims  and  Costs  And Other
Litigation That Could Materially Adversely Effect The Company's Business, Financial Condition, And Results Of Operations.

     The Company's temporary services business entails employing individuals on a temporary basis and placing such individuals in clients' workplaces. The Company's ability to control the workplace environment is limited. As the employer of record of its temporary employees, the Company incurs a risk of liability to its temporary employees for various workplace events, including claims of physical injury, discrimination, harassment, or retroactive entitlement to the Company's or clients' employee benefits. The Company also incurs a risk of liability to its clients resulting from allegations of errors, omissions, misappropriation, or theft of property or information by its temporary employees. The Company maintains insurance with respect to many of such claims. While such claims have not historically had a material adverse effect on the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon the Company or that such claims (whether by reason of the Company not having insurance or by reason of such claims being outside the scope of the Company's insurance) will not have a material adverse effect upon the Company.


Adjustments During Periodic Tax Audits May Increase Our Tax Liability And Adversely Impact Our Results Of Operations.

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


The Price Of Our Common Stock May Fluctuate Significantly, Which May Result In Losses For Investors.

     The market price for our common stock has been and may continue to be volatile. For example, during the period from January 1, 2004 until March 31, 2004, the closing price of the common stock as reported on the New York Stock Exchange ranged from a high of $11.89 to a low of $9.50. Our stock price can fluctuate as a result of a variety of factors, including factors listed above and others, many of which are beyond our control. These factors include:

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

Item 4. Controls And Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There have been no changes in the Company's internal control structure over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

         No disclosure required.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         No disclosure required.

Item 3.  Defaults Upon Senior Securities

         No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.

Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits Required by Item 601 of Regulation S-K:

               See Index of Exhibits.


         B.   Reports on Form 8-K

               On February 2, 2004, we furnished a Report on Form 8-K with respect to Items 7 and 12 pertaining to the issuance of a press release announcing our financial results for the three months and year-end December 31, 2003. This Form 8-K is not deemed incorporated by reference into any of our filings with the Securities and Exchange Commission.


   Exhibit No.   Description

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

MPS GROUP, INC.


By:  /s/ Robert P. Crouch
     Robert P. Crouch
     Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)


Date:  May 7, 2004