Form 10-Q
period 2004-06-30
MPS GROUP INC
filed 2004-08-09
CIK 924646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 0-24484

MPS GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3116655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Independent Drive, Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number including area code): (904) 360-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 29, 2004:

105,277,037 shares of $0.01 par value Common Stock

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in Part I, Item 2 of this report and under the heading ‘Factors Which May Impact Future Results and Financial Condition.’ In some cases, you can identify forward-looking statements by terminology such as ‘will,’ ‘may,’ ‘should,’ ‘could,’ ‘expects,’ ‘plans,’ ‘indicates,’ ‘projects,’ ‘anticipates,’ ‘believes,’ ‘estimates,’ ‘appears,’ ‘predicts,’ ‘potential,’ ‘continues,’ ‘can,’ ‘hopes,’ ‘perhaps,’ ‘would,’ or ‘become’ or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part I, Item 3, under ‘Quantitative and Qualitative Disclosures About Market Risk’ should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on beliefs and assumptions of the Company’s management and on information currently available to such management. Forward looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollar amounts in thousands except share amounts)	June 30, 2004	December 31, 2003
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,486	$124,830
Accounts receivable, net of allowance of $11,847 and $12,899	180,775	159,359
Prepaid expenses	8,332	6,417
Deferred income taxes	1,910	2,200
Other	13,400	10,662

Total current assets	331,903	303,468
Furniture, equipment, and leasehold improvements, net	28,203	29,488
Goodwill, net	499,995	486,630
Deferred income taxes	54,879	62,464
Other assets, net	10,776	11,101

Total assets	$925,756	$893,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$40,689	$32,601
Accrued payroll and related taxes	42,026	37,848
Income taxes payable	7,987	16,140

Total current liabilities	90,702	86,589
Other	13,587	13,100

Total liabilities	104,289	99,689

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 107,217,155 and 104,576,204 shares issued, respectively	1,072	1,046
Additional contributed capital	655,137	634,492
Retained earnings	177,323	162,546
Accumulated other comprehensive income	8,636	6,933
Deferred stock compensation	(7,881)	(2,495)
Treasury stock, at cost (1,976,937 shares in 2004 and 1,613,400 shares in 2003)	(12,820)	(9,060)

Total stockholders’ equity	821,467	793,462

Total liabilities and stockholders’ equity	$925,756	$893,151

See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(dollar amounts in thousands except per share amounts)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$333,245	$273,167	$643,726	$537,430
Cost of revenue	248,089	199,586	480,335	396,844

Gross profit	85,156	73,581	163,391	140,586

Operating expenses:
General and administrative	68,089	58,475	134,383	116,050
Depreciation and intangibles amortization	3,794	4,245	7,716	8,672

Total operating expenses	71,883	62,720	142,099	124,722

Income from operations	13,273	10,861	21,292	15,864
Other income (expense), net	96	(9)	731	(15)

Income from continuing operations before provision for income taxes	13,369	10,852	22,023	15,849
Provision for income taxes	4,025	4,389	7,246	6,453

Income from continuing operations	9,344	6,463	14,777	9,396
Loss from discontinued operations (net of an income tax benefit of $347 and $344, respectively)	—	(644)	—	(638)

Net income	$9,344	$5,819	$14,777	$8,758

Basic net income per common share:
Income from continuing operations	$0.09	$0.06	$0.14	$0.09
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.01)

Basic net income per common share	$0.09	$0.06	$0.14	$0.09

Average common shares outstanding, basic	103,655	101,242	103,158	101,623

Diluted net income per common share:
Income from continuing operations	$0.09	$0.06	$0.14	$0.09
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.01)

Diluted net income per common share	$0.09	$0.06	$0.14	$0.09

Average common shares outstanding, diluted	107,527	103,002	106,955	102,840

See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
(dollar amounts in thousands)	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Income from continuing operations	$14,777	$9,396
Adjustments to income from continuing operations to net cash provided by operating activities:
Deferred income taxes	7,875	8,126
Deferred compensation	1,578	847
Depreciation and intangibles amortization	7,716	8,672
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(26,613)	25,636
Prepaid expenses and other assets	(1,781)	(2,080)
Accounts payable and accrued expenses	7,653	(9,377)
Accrued payroll and related taxes	4,502	3,072
Other, net	(2,496)	2,532

Net cash provided by operating activities	13,211	46,824

Cash flows from investing activities:
Sale of assets	2,442	—
Purchase of furniture, equipment and leasehold improvements, net of disposals	(5,658)	(3,357)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(15,970)	(848)

Net cash used in investing activities	(19,186)	(4,205)

Cash flows from financing activities:
Repurchases of common stock	(3,760)	(7,626)
Discount realized on employee stock purchase plan	(204)	(164)
Proceeds from stock options exercised	10,900	457
Repayments on indebtedness	(400)	(69)

Net cash provided by (used in) financing activities	6,536	(7,402)

Effect of exchange rate changes on cash and cash equivalents	752	77

Net increase in cash and cash equivalents	1,313	35,294

Net cash provided by discontinued operations	1,343	140

Cash and cash equivalents, beginning of period	124,830	66,934

Cash and cash equivalents, end of period	$127,486	$102,368

See accompanying notes to condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar amounts in thousands except per share amounts)

1. Basis of Presentation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by MPS Group, Inc. (‘MPS’ or the ‘Company’) in accordance with the rules and regulations of the Securities and Exchange Commission (‘SEC’). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2003.

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

Stock-Based Compensation

The Company accounts for its employee and director stock option plans in accordance with Accounting Principles Board Opinion No. 25, ‘Accounting for Stock Issued to Employees,’ and related interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the fair value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. Compensation expense associated with restricted stock grants is equal to the fair value of the shares on the date of grant and is recorded pro rata over the required holding period. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company by applying the fair value recognition provisions of Statement of Financial Accounting Standards (‘SFAS’) No. 148, ‘Accounting for Stock-Based Compensation—Transition and Disclosure,’ to stock-based employee compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	Three Months Ended		Six Months Ended
(dollar amounts in thousands except per share amounts)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income
As reported	$9,344	$5,819	$14,777	$8,758
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(934)	(1,309)	(1,617)	(2,554)

Pro forma	$8,410	$4,510	$13,160	$6,204

Basic net income per common share
As reported	$0.09	$0.06	$0.14	$0.09
Pro forma	$0.08	$0.04	$0.13	$0.06
Diluted net income per common share
As reported	$0.09	$0.06	$0.14	$0.09
Pro forma	$0.08	$0.04	$0.12	$0.06

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(dollar amounts in thousands except per share amounts)

2. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended		Six Months Ended
(dollar amounts in thousands except per share amounts)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Basic income per common share computation:
Income from continuing operations	$9,344	$6,463	$14,777	$9,396
Loss from discontinued operations, net of tax	—	(644)	—	(638)

Net income	$9,344	$5,819	$14,777	$8,758

Basic average common shares outstanding	103,655	101,242	103,158	101,623

Basic income per common share:
Income from continuing operations	$0.09	$0.06	$0.14	$0.09
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.01)

Basic net income per common share	$0.09	$0.06	$0.14	$0.09

Diluted income per common share computation:
Income from continuing operations	$9,344	$6,463	$14,777	$9,396
Loss from discontinued operations, net of tax	—	(644)	—	(638)

Net income	$9,344	$5,819	$14,777	$8,758

Basic average common shares outstanding	103,655	101,242	103,158	101,623
Incremental shares from assumed exercise of stock options and restricted awards	3,872	1,760	3,797	1,217

Diluted average common shares outstanding	107,527	103,002	106,955	102,840

Diluted income per common share:
Income from continuing operations	$0.09	$0.06	$0.14	$0.09
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.01)

Diluted net income per common share	$0.09	$0.06	$0.14	$0.09

Options to purchase shares of common stock were not included in the computation of diluted earnings per share if the exercise prices of these options were greater than the average market price of the common shares. For the three months ended June 30, 2004 and 2003, options to purchase 599,000 and 2.1 million shares of common stock, respectively, were not included in the computation of diluted earnings per share. For the six months ended June 30, 2004 and 2003, options to purchase 766,000 and 2.4 million shares of common stock, respectively, were not included in the computation of diluted earnings per share.

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

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(dollar amounts in thousands except per share amounts)

4. Segment Reporting

The Company discloses segment information in accordance with SFAS No. 131, ‘Disclosure About Segments of an Enterprise and Related Information,’ which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

The Company has three reportable segments: professional services, IT services, and IT solutions. The Company’s reportable segments are strategic divisions that offer different services and are managed separately, as each division requires different resources and marketing strategies. The professional services division provides expertise in a wide variety of disciplines including accounting and finance, law, engineering, and health care. The IT services division offers value-added solutions, such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support. The IT solutions division provides IT strategy consulting, design and branding, application development, and integration. The professional services division’s results for 2004, include the results from the acquisitions of two legal staffing businesses acquired in February and August of 2003, two health care staffing businesses acquired in February and March of 2004, and one accounting staffing business acquired in February of 2004. The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes, interest, or unusual items to the segments.

The following table summarizes segment and geographic information:

	Three Months Ended		Six Months Ended
(dollar amounts in thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenue
Professional services	$168,677	$124,848	$325,245	$244,289
IT services	147,442	128,256	284,856	254,876
IT solutions	17,126	20,063	33,625	38,265

Total revenue	$333,245	$273,167	$643,726	$537,430

Gross profit
Professional services	$48,199	$35,836	$91,680	$69,028
IT services	31,460	29,345	60,343	56,938
IT solutions	5,497	8,400	11,368	14,620

Total gross profit	$85,156	$73,581	$163,391	$140,586

Income (loss) from continuing operations before provision for income taxes:
Professional services	$11,224	$6,322	$17,977	$10,333
IT services	2,227	1,982	2,768	2,558
IT solutions	(178)	2,557	547	2,973

	13,273	10,861	21,292	15,864
Corporate interest and other income (expense), net	96	(9)	731	(15)

Income from continuing operations before provision for income taxes	$13,369	$10,852	$22,023	$15,849

Geographic Areas
Revenue
United States	$207,153	$177,839	$398,834	$348,994
U.K.	122,300	92,607	238,191	183,016
Other	3,792	2,721	6,701	5,420

Total revenue	$333,245	$273,167	$643,726	$537,430

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(dollar amounts in thousands except per share amounts)

	June 30, 2004	December 31, 2003
Assets
Professional services	$398,963	$379,959
IT services	493,559	464,538
IT solutions	33,234	48,654

Total assets	$925,756	$893,151

Geographic Areas
Long-Lived Assets
United States	$381,680	$371,579
U.K.	142,273	140,302
Other	4,245	4,237

Total assets	$528,198	$516,118

5. Comprehensive Income

The Company discloses other comprehensive income in accordance with SFAS No. 130, ‘Reporting Comprehensive Income’. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three and six months ended June 30, 2004 and 2003, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	$9,344	$5,819	$14,777	$8,758
Unrealized gain (loss) on foreign currency translation adjustments (a)	(1,205)	2,508	1,703	1,275

Comprehensive income	$8,139	$8,327	$16,480	$10,033

(a)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

6. Excess Real Estate Obligations

In 2001 and 2002, the Company experienced a material decrease in demand for its domestic operations. To reflect this decreased demand, the Company made attempts to realign its real estate capacity needs by vacating and reorganizing certain office space.

In 2002, management determined that the Company would not be able to utilize this vacated office space and, therefore, notified the respective lessors of its intentions. This determination eliminated the economic benefit associated with the vacated office space. As a result, the Company recorded a charge for contract termination costs, mainly due to costs that will continue to be incurred under the lease contract for its remaining term without economic benefit to the Company. While the Company looks to settle excess lease obligations, the current economic environment has made it difficult for the Company to either settle or find acceptable subleasing opportunities. The average remaining lease term for the lease obligations included herein is approximately 2.0 years.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(dollar amounts in thousands except per share amounts)

The charge for contract termination costs was recorded in accordance with SFAS No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities.’ The following table summarizes the activity of the charge for contract termination costs from origination through June 30, 2004 by reportable segment:

(dollar amounts in thousands)	Professional Services	IT Services	IT Solutions	Total
Balance as of December 31, 2002	$431	$675	$7,861	$8,967
Costs paid or otherwise settled during 2003	(223)	(431)	(3,620)	(4,274)
Amounts recaptured during 2003	(39)	(229)	(16)	(284)

Balance as of December 31, 2003	169	15	4,225	4,409
Costs paid or otherwise settled during the three months ended:
March 31, 2004	(106)	(11)	(530)	(647)
June 30, 2004	(3)	(4)	(455)	(462)

Balance as of June 30, 2004	$60	$—	$3,240	$3,300

7. Discontinued Operations

In December 2003, the Company sold certain operating assets and transferred certain operating liabilities of its outplacement unit, Manchester. For the three months ended June 30, 2003, Manchester’s revenue and loss before taxes were $5.7 million and $1.0 million, respectively. For the six months ended June 30, 2003, Manchester’s revenue and loss before taxes were $13.3 million and $1.0 million, respectively. The remaining net liabilities of Manchester as of June 30, 2004 were $1.2 million, of which $830,000 were for contract termination costs associated with abandoned real estate. The remaining net liabilities of Manchester are included in the line item ‘Accounts payable and accrued expenses’ in the Company’s Condensed Consolidated Balance Sheets.

8. Business Combinations

In the six months ended June 30, 2004, the Company acquired three businesses in its professional services division: two health care staffing businesses, Management Search and Sunbelt Staffing, acquired in February and March of 2004; and one accounting staffing business, Lillian Kloock and Associates, acquired in February of 2004. Purchase consideration for the three acquisitions totaled $12.9 million in cash at closing, and deferred cash payments of $1.2 million. These acquisitions were immaterial to the Company’s results of operations on an actual and pro forma basis for the three and six months ended June 30, 2004.

The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

(dollar amounts in thousands)	Professional Services	IT Services	IT Solutions	Total
Balance as of December 31, 2003	$212,317	$253,588	$20,725	$486,630
Acquisitions	13,365	—	—	13,365

Balance as of June 30, 2004	$225,682	$253,588	$20,725	$499,995

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MPS (the ‘Company’) is a leading global provider of business services with over 170 offices throughout the United States, Canada, the United Kingdom, and continental Europe. MPS delivers a mix of consulting, solutions, and staffing services in disciplines such as IT services, finance and accounting, legal, engineering, IT solutions, health care, and human capital automation.

The following detailed analysis of operations contains certain financial information on a ‘constant currency’ basis. Such constant currency financial data is not a U.S. generally accepted accounting principles (‘GAAP’) financial measure. Constant currency removes from financial data the impact of changes in exchange rates between the U.S. dollar and the functional currencies of the Company’s foreign subsidiaries, by translating the current period financial data into U.S. dollars using the same foreign currency exchange rates that were used to translate the financial data for the previous period. The Company believes presenting certain results on a constant currency basis is useful to investors because it allows a more meaningful comparison of the performance of its foreign operations from period to period. Additionally, certain internal reporting and compensation targets are based on constant currency financial data for the Company’s various foreign subsidiaries. However, constant currency measures should not be considered in isolation or as an alternative to financial measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with GAAP.

In 2003 and through the second quarter of 2004, the Company acquired five businesses for its professional services division (together, the ‘Acquisitions’): two legal staffing businesses acquired in February and August of 2003; two health care staffing businesses acquired in February and March of 2004; and one accounting staffing business acquired in February of 2004. The following detailed analysis of operations presents the revenue generated by the Company’s professional services division in the United States excluding the effect of Acquisitions. Such financial data that excludes the effect of businesses we acquire is not a GAAP financial measure. The Company believes presenting some results excluding the effects of businesses we acquire is helpful to investors because it permits a comparison of the performance of its core internal operations from period to period. Additionally, certain internal reporting and compensation targets are based on core internal operations. The effect of businesses we acquire are excluded for the first 12 months following the acquisition date. Subsequent to this, these businesses are considered to be integrated for reporting purposes. Again however, such measures should be considered only in conjunction with the correlative measures that include the results from acquisitions, as calculated and presented in accordance with GAAP.

Additionally, from time to time the Company may use EBITDA to measure results of operations. EBITDA is a non-GAAP financial measure that is defined as earnings before interest, taxes, depreciation and amortization. The Company believes EBITDA is a meaningful measure of operating performance as it gives management a consistent measurement tool for evaluating the operating activities of the business as a whole, as well as, the various operating units, before the effect of investing activities, interest and taxes. In addition, the Company believes EBITDA provides useful information to investors, analysts, lenders, and other interested parties because it excludes transactions that management considers unrelated to core business operations, thereby helping interested parties to more meaningfully evaluate, trend and analyze the operating performance of the business. The Company also uses EBITDA for certain internal reporting purposes, and certain compensation targets may be based on EBITDA. Finally, certain covenants in the Company’s debt facility are based on EBITDA performance measures. EBITDA, as with all non-GAAP financial measures, should be considered only in conjunction with the comparable measures, as calculated and presented in accordance with GAAP, including net income.

In December 2003, the Company sold certain operating assets and transferred certain operating liabilities of its outplacement unit, Manchester. As a result of the sale of Manchester and in accordance with GAAP, the Company’s Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations report the results of operations of Manchester as discontinued operations for all periods presented. For the three months ended June 30, 2003, Manchester’s revenue and loss before taxes were $5.7 million and $1.0 million, respectively. For the six months ended June 30, 2003, Manchester’s revenue and loss before taxes were $13.3 million and $1.0 million, respectively.

The following detailed analysis of operations should be read in conjunction with the 2003 Consolidated Financial Statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2003.

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

Revenue. Revenue increased $60.0 million, or 22.0%, to $333.2 million in the three months ended June 30, 2004, from $273.2 million in the year earlier period. The increase was due to an increase in revenue in both the Company’s professional Services and IT Services divisions of 35.1% and 15.0%, respectively. This increase was slightly offset by a revenue decrease of 14.6% in the Company’s IT Solutions division.

Approximately 38% of the Company’s revenue for the three months ended June 30, 2004, was generated internationally, primarily in the United Kingdom. The Company’s revenue is therefore subject to changes in foreign currency exchange rates. The weakening of the U.S. dollar since the second quarter of 2003 had an impact on revenue, as changes in foreign currency exchange rates contributed $12.8 million in revenue for the three months ended June 30, 2004. Acquisitions contributed $12.9 million in revenue for the three months ended June 30, 2004.

Gross profit. Gross profit increased $11.6 million, or 15.8%, to $85.2 million in the three months ended June 30, 2004, from $73.6 million in the year earlier period. Changes in foreign currency exchange rates and Acquisitions contributed $2.8 million and $2.3 million in gross profit, respectively, for the three months ended June 30, 2004. Gross margin decreased to 25.6% in the three months ended June 30, 2004, from 26.9% in the year earlier period. The lower margin is due primarily to a combination of the following: a higher concentration of the Company’s IT Services revenue being generated internationally, which operates at a lower gross margin compared to the Company’s domestic operations; lower utilization in the Company’s IT Solutions division; and lower gross margins in the domestic operations of the Company’s IT Services division.

Operating expenses. Total operating expenses increased $9.2 million, or 14.7%, to $71.9 million in the three months ended June 30, 2004, from $62.7 million in the year earlier period. The Company’s general and administrative (‘G&A’) expenses, which are included in operating expenses, increased $9.6 million, or 16.4%, to $68.1 million in the three months ended June 30, 2004, from $58.5 million in the year earlier period. The change in G&A expenses was due to the following: the increase in compensation expense related to the increase in revenue; the hiring of additional sales and recruiting personnel in the first half of 2004; the impact of changes in foreign currency exchange rates; the additional G&A expenses from Acquisitions; and a gain on the sale of assets. While the Company’s G&A expenses increased, G&A expenses as a percentage of revenue decreased to 20.4% in the three months ended June 30, 2004, from 23.0% in the year earlier period.

Operating income. Operating income increased $2.4 million, or 22.0%, to $13.3 million in the three months ended June 30, 2004, from $10.9 million in the year earlier period. Operating income as a percentage of revenue remained constant at 4.0% in both the three months ended June 30, 2004 and 2003.

Other income (expense), net. Other income (expense), primarily includes interest income related to the Company’s investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees related to the Company’s credit facility.

Income taxes. The Company’s effective tax rate decreased to 30.1% in the three months ended June 30, 2004, as compared to 40.4% in the year earlier period. The decrease was due primarily to a $1.3 million tax benefit associated with the settlement of a state income tax audit in the second quarter of 2004.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $2.8 million, or 43.1%, to $9.3 million in the three months ended June 30, 2004, from $6.5 million in the year earlier period. Income from continuing operations as a percentage of revenue increased to 2.8% in the three months ended June 30, 2004, from 2.4% in the year earlier period.

Segment Results

Professional Services division

Revenue in the professional services division increased $43.9 million, or 35.2%, to $168.7 million in the three months ended June 30, 2004, from $124.8 million in the year earlier period. Changes in foreign currency exchange rates and Acquisitions contributed $6.9 million and $12.9 million in revenue, respectively, for the three months ended June 30, 2004.

Of the division’s revenue, approximately 61% and 62% was generated in the United States in the three months ended June 30, 2004 and 2003, respectively. The remainder was generated in the United Kingdom. Excluding the contribution from Acquisitions, revenue generated in the United States increased 16.4% in the three months ended June 30, 2004. On a constant currency basis, revenue increased 24.6% for revenue generated in the United Kingdom.

Revenue contribution from the professional services division’s operating units for the three months ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30,
	2004	2003
Accounting and finance	45.3%	44.2%
Engineering	30.8	35.7
Legal	15.2	15.0
Health care	7.7	3.5
Executive search	1.0	1.6

Gross profit for the professional services division increased $12.4 million, or 34.6%, to $48.2 million in the three months ended June 30, 2004, from $35.8 million in the year earlier period. Changes in foreign currency exchange rates and Acquisitions contributed $2.0 million and $2.3 million in gross profit, respectively, for the three months ended June 30, 2004. The gross margin decreased slightly to 28.6% in the three months ended June 30, 2004, compared to 28.7% in the three months ended June 30, 2003.

The professional services division’s G&A expenses increased $7.5 million, or 26.6%, to $35.7 million in the three months ended June 30, 2004, from $28.2 million in the year earlier period. The change in the division’s G&A expenses was due primarily to the following: the increase in compensation expense related to the increase in revenue; the hiring of additional sales and recruiting personnel in the first half of 2004; the impact of changes in foreign currency exchange rates; the additional G&A expenses from Acquisitions; and a gain on the sale of assets. While the division’s G&A expenses increased, G&A expenses as a percentage of revenue decreased to 21.2% in the three months ended June 30, 2004, from 22.6% in the year earlier period.

Operating income for the professional services division increased $4.9 million, or 77.8%, to $11.2 million in the three months ended June 30, 2004, from $6.3 million in the year earlier period.

IT Services division

Revenue in the IT services division increased $19.1 million, or 14.9%, to $147.4 million in the three months ended June 30, 2004, from $128.3 million in the year earlier period. Changes in foreign currency exchange rates contributed $5.9 million in revenue for the three months ended June 30, 2004.

Of the division’s revenue, approximately 59% and 63% was generated in the United States in the three months ended June 30, 2004 and 2003, respectively. The remainder was generated internationally, primarily in the United Kingdom. Revenue generated in the United States increased 8.7% in the three months ended June 30, 2004, compared to the year earlier period. On a constant currency basis, revenue increased 13.0% for revenue generated internationally, compared to the year earlier period.

Gross profit for the IT services division increased $2.2 million, or 7.5%, to $31.5 million in the three months ended June 30, 2004, from $29.3 million in the year earlier period. However, the gross margin decreased to 21.3% in the three months ended June 30, 2004, from 22.9% in the year earlier period. The gross margin in the division’s domestic operations decreased to 26.3% in the three months ended June 30, 2004, from 27.5% in the year earlier period. The gross margin in the division’s international operations decreased to 14.1% in the three months ended June 30, 2004, from 15.0% in the year earlier period.

The IT services division’s G&A expenses increased $2.2 million, or 8.7%, to $27.4 million in the three months ended June 30, 2004, from $25.2 million in the year earlier period. As a percentage of revenue, the division’s G&A expenses decreased to 18.6% in the three months ended June 30, 2004, from 19.7% in the year earlier period. The increase in the division’s G&A expenses was associated with the following: the increase in compensation expense related to the increase in revenue; the hiring of additional sales and recruiting personnel in the first half of 2004; and the impact of changes in foreign currency exchange rates.

Operating income for the IT services division increased $0.2 million, or 10.0%, to $2.2 million in the three months ended June 30, 2004, from $2.0 million in the year earlier period.

IT Solutions division

Revenue in the IT solutions division decreased $3.0 million, or 14.9%, to $17.1 million in the three months ended June 30, 2004, from $20.1 million in the year earlier period. The decrease was due to the reduced demand for the Company’s IT consulting solutions.

Gross profit for the IT solutions division decreased $2.9 million, or 34.5%, to $5.5 million in the three months ended June 30, 2004 from $8.4 million in the year earlier period. The gross margin decreased to 32.1% in the three months ended June 30, 2004, from 41.9% in the year earlier period. This decrease was driven by lower utilization of the division’s salaried consultants. This division’s business model, unlike the Company’s other divisions, uses primarily salaried consultants to meet customer demand.

The IT solutions division’s G&A expenses increased $0.1 million, or 2.0%, to $5.1 million in the three months ended June 30, 2004, from $5.0 million in the year earlier period. As a percentage of revenue, the division’s G&A expenses increased to 29.6% in the three months ended June 30, 2004, from 25.1% in the year earlier period.

Operating income for the IT solutions division decreased $2.8 million, to a loss of $0.2 million in the three months ended June 30, 2004, from $2.6 million in the year earlier period.

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003

Revenue. Revenue increased $106.3 million, or 19.8%, to $643.7 million in the six months ended June 30, 2004, from $537.4 million in the year earlier period. The increase was due to an increase in revenue in both the Company’s professional Services and IT Services divisions of 33.1% and 11.8%, respectively. This increase was offset slightly by a revenue decrease of 12.1% in the Company’s IT Solutions division.

Approximately 38% of the Company’s revenue for the six months ended June 30, 2004, was generated internationally, primarily in the United Kingdom. The Company’s revenue is therefore subject to changes in foreign currency exchange rates. The weakening of the U.S. dollar since the second quarter of 2003 had an impact on revenue, as changes in foreign currency exchange rates contributed $27.8 million in revenue for the six months ended June 30, 2004. Acquisitions contributed $21.7 million in revenue for the six months ended June 30, 2004, and $300,000 in the year earlier period.

Gross profit. Gross profit increased $22.8 million, or 16.2%, to $163.4 million in the six months ended June 30, 2004, from $140.6 million in the year earlier period. Changes in foreign currency exchange rates and Acquisitions contributed $6.0 million and $5.2 million in gross profit, respectively, for the six months ended June 30, 2004. Gross margin decreased to 25.4% in the six months ended June 30, 2004, from 26.2% in the year earlier period. The lower margin is due primarily to a combination of the following: a higher concentration of the Company’s IT Services revenue being generated internationally, which operates at a lower gross margin compared to the Company’s domestic operations; lower utilization in the Company’s IT Solutions division; and lower gross margins in the domestic operations of the Company’s IT Services division.

Operating expenses. Total operating expenses increased $17.4 million, or 14.0%, to $142.1 million in the six months ended June 30, 2004, from $124.7 million in the year earlier period. The Company’s general and administrative (‘G&A’) expenses, which are included in operating expenses, increased $18.3 million, or 15.8%, to $134.4 million in the six months ended June 30, 2004, from $116.1 million in the year earlier period. The change in G&A expenses was due to the following: the increase in compensation expense related to the increase in revenue; the hiring of additional sales and recruiting personnel in the first half of 2004; the impact of changes in foreign currency exchange rates; and the additional G&A expenses from Acquisitions; and a gain on the sale of assets. While the Company’s G&A expenses increased, G&A expenses as a percentage of revenue decreased to 20.9% in the six months ended June 30, 2004, from 21.6% in the year earlier period.

Operating income. Operating income increased $5.4 million, or 34.0%, to $21.3 million in the six months ended June 30, 2004, from $15.9 million in the year earlier period. Operating income as a percentage of revenue increased to 3.3% in the six months ended June 30, 2004, from 3.0% in the year earlier period.

Other income (expense), net. Other income (expense), primarily includes interest income related to the Company’s investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees related to the Company’s credit facility.

Income taxes. The Company’s effective tax rate decreased to 32.9% in the six months ended June 30, 2004, as compared to 40.7% in the year earlier period. The decrease was due primarily to a $1.3 million tax benefit associated with the settlement of a state income tax audit in the second quarter of 2004.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $5.4 million, or 57.4%, to $14.8 million in the six months ended June 30, 2004, from $9.4 million in the year earlier period. Income from continuing operations as a percentage of revenue increased to 2.3% in the six months ended June 30, 2004, from 1.7% in the year earlier period.

Segment Results

Professional Services division

Revenue in the professional services division increased $80.9 million, or 33.1%, to $325.2 million in the six months ended June 30, 2004, from $244.3 million in the year earlier period. Changes in foreign currency exchange rates and Acquisitions contributed $15.2 million and $21.7 million in revenue, respectively, for the six months ended June 30, 2004. Acquisitions contributed $300,000 in revenue in the year earlier period.

Of the division’s revenue, approximately 60% and 62% was generated in the United States in the six months ended June 30, 2004 and 2003, respectively. The remainder was generated in the United Kingdom. Excluding the contribution from Acquisitions, revenue generated in the United States increased 14.4% in the six months ended June 30, 2004. On a constant currency basis, revenue increased 24.0% for revenue generated in the United Kingdom.

Revenue contribution from the professional services division’s operating units for the six months ended June 30, 2004 and 2003 are as follows:

	Six months ended June 30,
	2004	2003
Accounting and finance	45.6%	44.0%
Engineering	30.9	36.0
Legal	15.6	14.4
Health care	6.6	3.9
Executive search	1.3	1.7

Gross profit for the professional services division increased $22.7 million, or 32.9%, to $91.7 million in the six months ended June 30, 2004, from $69.0 million in the year earlier period. Changes in foreign currency exchange rates and Acquisitions contributed $4.3 million and $5.2 million in gross profit, respectively, for the six months ended June 30, 2004. The gross margin decreased slightly to 28.2% in the six months ended June 30, 2004, compared to 28.3% in the three months ended June 30, 2003.

The professional services division’s G&A expenses increased $15.0 million, or 26.8%, to $71.0 million in the six months ended June 30, 2004, from $56.0 million in the year earlier period. The change in the division’s G&A expenses was due primarily to the following: the increase in compensation expense related to the increase in revenue; the hiring of additional sales and recruiting personnel in the first half of 2004; the impact of changes in foreign currency exchange rates; the additional G&A expenses from Acquisitions; and a gain on the sale of assets. While the division’s G&A expenses increased, G&A expenses as a percentage of revenue decreased to 21.8% in the six months ended June 30, 2004, from 22.9% in the year earlier period.

Operating income for the professional services division increased $7.7 million, or 74.8%, to $18.0 million in the six months ended June 30, 2004, from $10.3 million in the year earlier period.

IT Services division

Revenue in the IT services division increased $30.0 million, or 11.8%, to $284.9 million in the six months ended June 30, 2004, from $254.9 million in the year earlier period. Changes in foreign currency exchange rates contributed $12.6 million in revenue for the six months ended June 30, 2004.

Of the division’s revenue, approximately 60% and 62% was generated in the United States in the six months ended June 30, 2004 and 2003, respectively. The remainder was generated internationally, primarily in the United Kingdom. Revenue generated in the United States increased 6.8% in the six months ended June 30, 2004, compared to the year earlier period. On a constant currency basis, revenue increased 6.7% for revenue generated internationally, compared to the year earlier period.

Gross profit for the IT services division increased $3.4 million, or 6.0%, to $60.3 million in the six months ended June 30, 2004, from $56.9 million in the year earlier period. However, the gross margin decreased to 21.2% in the six months ended June 30, 2004, from 22.3% in the year earlier period. The gross margin in the division’s international operations decreased to 13.9% in the six months ended June 30, 2004, from 15.2% in the year earlier period. The gross margin in the division’s domestic operations decreased to 26.1% in the six months ended June 30, 2004, from 26.6% in the year earlier period.

The IT services division’s G&A expenses increased $3.6 million, or 7.2%, to $53.6 million in the six months ended June 30, 2004, from $50.0 million in the year earlier period. As a percentage of revenue, the division’s G&A expenses decreased to 18.8% in the six months ended June 30, 2004, from 19.6% in the year earlier period. The increase in the division’s G&A expenses was associated with the following: the increase in compensation expense related to the increase in revenue; the hiring of additional sales and recruiting personnel in the first half of 2004; and the impact of changes in foreign currency exchange rates. Operating income for the IT services division increased $0.2 million, or 7.7%, to $2.8 million in the six months ended June 30, 2004, from $2.6 million in the year earlier period.

IT Solutions division

Revenue in the IT solutions division decreased $4.7 million, or 12.3%, to $33.6 million in the six months ended June 30, 2004, from $38.3 million in the year earlier period. The decrease was due to the reduced demand for the Company’s IT consulting solutions.

Gross profit for the IT solutions division decreased $3.2 million, or 21.9%, to $11.4 million in the six months ended June 30, 2004 from $14.6 million in the year earlier period. The gross margin decreased to 33.8% in the six months ended June 30, 2004, from 38.2% in the year earlier period. This decrease was driven by lower utilization of the division’s salaried consultants. This division’s business model, unlike the Company’s other divisions, uses primarily salaried consultants to meet customer demand.

The IT solutions division’s G&A expenses decreased $0.3 million, or 3.0%, to $9.7 million in the six months ended June 30, 2004, from $10.0 million in the year earlier period. As a percentage of revenue, the division’s G&A expenses increased to 28.9% in the six months ended June 30, 2004, from 26.2% in the year earlier period.

Operating income for the IT solutions division decreased $2.5 million, or 83.3%, to $0.5 million in the six months ended June 30, 2004, from $3.0 million in the year earlier period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s historical capital requirements have principally been related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt and internally generated funds. The Company’s operating cash flows and working capital requirements are affected significantly by the timing of payroll and by the receipt of payment from the customer. Generally, the Company pays its consultants weekly or semi-monthly, and receives payments from customers within 30 to 90 days from the date of invoice.

The Company had working capital of $241.2 million and $216.9 million as of June 30, 2004 and December 31, 2003, respectively. The Company had cash and cash equivalents of $127.5 million and $124.8 million as of June 30, 2004 and December 31, 2003, respectively.

For the six months ended June 30, 2004 and 2003, the Company generated $13.2 million and $46.8 million of cash flow from operations, respectively. The decrease in cash flow from operations, from 2003 to 2004, is primarily due to the Company’s revenue growth. This growth increased the cash needed to fund accounts receivable.

For the six months ended June 30, 2004, the Company used $19.2 million of cash for investing activities, of which $16.0 million, net of cash acquired, was used for the acquisition of two health care staffing businesses and one accounting staffing business, and $5.6 million was used for capital expenditures. This was offset by $2.4 million that the Company generated from the sale of assets.

For the six months ended June 30, 2003, the Company used $4.2 million of cash for investing activities, of which $3.4 million was used for capital expenditures, and $0.8 million for an acquisition of a legal staffing business.

For the six months ended June 30, 2004, the Company generated $6.5 million of cash from financing activities, of which $10.9 million was generated from stock option exercises, offset by $3.8 million used for the repurchase of the Company’s common stock. For the six months ended June 30, 2003, the Company used $7.4 million of cash for financing activities, which were primarily used for the repurchase of the Company’s common stock.

The Company’s Board of Directors has authorized the repurchase of up to $65.0 million of the Company’s Common Stock. The Company repurchased 364,000 shares at a cost of $3.8 million in the three months ended June 30, 2004, bringing the total amount repurchased under this plan to 2.0 million shares at a cost of $12.8 million at June 30, 2004. The Company anticipates that it will continue to purchase shares under this authorization in the future.

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

Indebtedness of the Company

In the fourth quarter of 2003, the Company closed on a $150 million revolving credit facility syndicated by a group of leading financial institutions. The credit facility contains certain financial and non-financial covenants relating to the Company’s operations, including maintaining certain financial ratios. Repayment, if applicable, of funds borrowed under the credit facility is guaranteed by substantially all of the subsidiaries of the Company. The facility matures in November 2006. As of July 30, 2004, there are no borrowings outstanding under this facility, other than $3.4 million of standby letters of credit for certain operational matters.

SEASONALITY

The Company’s quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its customers’ businesses. Demand for the Company’s services has historically been lower during the calendar year-end, as a result of holidays, through February of the following year, as the Company’s customers approve annual budgets. Extreme weather conditions may also affect demand in the early part of the year, as certain of the Company’s client locations are located in geographic areas subject to inclement weather.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The following assessment of the Company’s market risks does not include uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax and credit risks.

Interest rates. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s debt obligations under its credit facility and to the Company’s investments.

The Company’s investment portfolio consists of cash and cash equivalents including deposits in banks, government securities, money market funds, and short-term investments with maturities, when acquired, of 90 days or less. The Company is adverse to principal loss and seeks to preserve its invested funds by placing these funds with high credit quality issuers. The Company continually evaluates its invested funds to respond appropriately to a reduction in the credit rating of any investment issuer or guarantor.

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 38% of its consolidated revenues for the six months ended June 30, 2004 from international operations, approximately 98% of which were from the United Kingdom. The British pound sterling to U.S. dollar exchange rate has increased approximately 2% in the six months ended June 30, 2004, from 1.78 at December 31, 2003 to 1.81 at June 30, 2004. The Company prepared sensitivity analysis to determine the adverse impact of hypothetical changes in the British pound sterling, relative to the U.S. Dollar, on the Company’s results of operations and cash flows. However, the analysis did not include the potential impact on sales levels resulting from a change in the British pound sterling. An additional 10% adverse movement in the exchange rate would have had an immaterial impact on the Company’s cash flows and financial position at June 30, 2004. While fluctuations in the British pound sterling have not historically had a material impact on the Company’s consolidated results of operations, the lower level of earnings resulting from a decrease in demand for the services provided by the Company’s domestic operations have increased the impact of exchange rate fluctuations. As of June 30, 2004, the Company did not hold and has not previously entered into any foreign currency derivative instruments.

FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

Demand For The Company’s Services Is Impacted By The Economic Climate In The Industries And Markets The Company Serves. This Economic Climate Is Difficult To Predict, With Downturns Weakening Demand.

MPS’s revenues are affected by the level of business activity of its customers, which is driven by the level of economic activity in the industries and markets we serve. While we have experienced a recent uptick in demand related to the current economic environment, a downturn or deterioration in global economic or political conditions could significantly adversely impact our revenues and results of operations.

We cannot predict when the economic climate will significantly improve. Although we have recently seen a slight improvement in the economic climate, we cannot predict to what extent the demand for our services will improve. Even though we have a somewhat variable cost base, material declines in revenue will have an adverse impact on our results.

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

The effects of competition may be intensified by our customers’ consolidation of their vendor lists. As customers have consolidated their number of vendors, often in an attempt to secure cost or expense savings in the face of difficult economic conditions, competition to be an approved vendor has greatly intensified. If we fail to remain on these consolidated vendor lists, our results of operations will suffer accordingly. Competing to remain on, or get on, these vendor lists could obligate us to offer our services at prices that offer lower margins, and less profit, than we might otherwise be able to achieve.

Our Business Depends On Key Personnel, Including Executive Officers, Local Managers And Field Personnel; Our Failure To Retain Existing Key Personnel Or Attract New People Will Reduce Business And Revenues.

MPS’s operations depend on the continued efforts of our officers and executive management. The loss of key officers and members of executive management may cause a significant disruption to our business.

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

The Inability To Comply With Existing Government Regulation Along With Increased Regulation Of The Workplace Could Adversely Effect The Company.

The Company’s business is subject to regulation or licensing in many states and in certain foreign countries. While the Company has had no material difficulty complying with regulations in the past, there can be no assurance that the Company will be able to continue to obtain all necessary licenses or approvals, or that the cost of compliance will not prove to be material. Any inability of the Company to comply with government regulation or licensing requirements could materially adversely effect the Company. Additionally, the Company’s temporary services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship could materially adversely effect the Company.

The Company Is Exposed To Employment-Related Claims and Costs And Other Litigation That Could Materially Adversely Effect The Company’s Business, Financial Condition, And Results Of Operations.

The Company’s temporary services business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. The Company’s ability to control the workplace environment is limited. As the employer of record of its temporary employees, the Company incurs a risk of liability to its temporary employees for various workplace events, including claims of physical injury, discrimination, harassment, or retroactive entitlement to the Company’s or clients’ employee benefits. The Company also incurs a risk of liability to its clients resulting from allegations of errors, omissions, misappropriation, or theft of property or information by its temporary employees. The Company maintains insurance with respect to many of such claims. While such claims have not historically had a material adverse effect on the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon the Company or that such claims (whether by reason of the Company not having insurance or by reason of such claims being outside the scope of the Company’s insurance) will not have a material adverse effect upon the Company.

Adjustments During Periodic Tax Audits May Increase Our Tax Liability And Adversely Impact Our Results Of Operations.

MPS is subject to periodic review by federal, state, foreign and local taxing authorities in the ordinary course of business. During 2001, MPS was notified by the Internal Revenue Service that certain prior year income tax returns would be examined. As part of this examination, the net tax benefit associated with an investment in a subsidiary that MPS recognized in 2000 of $86.3 million is also being reviewed. In 2002, the company recorded an $8.7 million charge for an agreed upon adjustment related to its audit of prior years’ tax returns. This Internal Revenue Service examination has been finalized with no additional adjustments. During the second quarter of 2004, MPS was notified that the 2001 tax year will be subject to a federal examination. Currently, no adjustments have been proposed.

The Price Of Our Common Stock May Fluctuate Significantly, Which May Result In Losses For Investors.

The market price for our common stock has been and may continue to be volatile. For example, during the period from January 1, 2004 until June 30, 2004, the closing price of the common stock as reported on the New York Stock Exchange ranged from a high of $12.12 to a low of $9.50. Our stock price can fluctuate as a result of a variety of factors, including factors listed above and others, many of which are beyond our control. These factors include:

•	actual or anticipated variations in quarterly operating results;

•	announcement of new services by us or our competitors;

•	announcements relating to strategic relationships or acquisitions;

•	changes in financial estimates or other statements by securities analysts;

•	valuation fluctuations which may cause a negative impact to our operating results as it relates to Statement of Financial Accounting Standards No. 142; and

•	changes in general economic conditions.

Because of this volatility, we may fail to meet the expectations of our shareholders or of securities analysts, and our stock price could decline as a result.

Item 4. Controls And Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There have been no changes in the Company’s internal control structure over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

No disclosure required.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Repurchases of Equity Securities (1)

Period (2)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2004 to April 30, 2004	—	$—	—	$55,939,752
May 1, 2004 to May 31, 2004	363,537	10.34	363,537	52,181,437
June 1, 2004 to June 30, 2004	—	—	—	52,181,437

Total	363,537	$10.34	363,537	52,181,437

(1)	In 1999, The Company’s Board of Directors authorized the repurchase of up to $65.0 million of the Company’s common stock. During 2003, the Company repurchased 1.3 million shares of common stock at an average price of $5.77. The following table sets forth information about the Company’s common stock repurchases for the three months ended June 30, 2004. There were no common stock repurchases by the Company during the first quarter of 2004. There is no expiration date for this authorization.
(2)	Based on trade date, not settlement date.

Item 3. Defaults Upon Senior Securities

No disclosure required.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 26, 2004. Proxies were solicited from shareholders of record on the close of business on April 8, 2004. On April 8, 2004, there were 103,593,337 shares outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, the following proposals were submitted to a shareholder vote as indicated:

1.	Approval of a Proposal to the Elect the Following Individuals as Directors of the Company:

Name	For	Withhold Authority
Derek E. Dewan	92,238,299	4,618,499
Timothy D. Payne	95,015,444	1,841,354
Peter J. Tanous	91,823,527	5,033,271
T. Wayne Davis	93,307,486	3,549,312
John R. Kennedy	93,369,996	3,486,802
Michael D. Abney	93,905,490	2,951,308
William M. Isaac	93,336,208	3,520,590
Darla D. Moore	95,020,486	1,836,312
Arthur B. Laffer	90,875,668	5,981,130

	For	Against	Abstain	Broker Non-Votes
2. Approval of the Company’s 2004 Equity Incentive Plan	69,206,235	20,323,616	1,564,224	5,762,723
3. Approval of the Company’s 2004 Non-Employee Director Equity Incentive Plan:	73,460,779	16,072,861	1,560,435	5,762,723
4. Approval of the Company’s Executive Annual Incentive Plan:	81,701,301	7,830,490	1,562,284	5,762,723

Item 5. Other Information

No disclosure required.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

B. Reports on Form 8-K

On April 21, 2004, we furnished a Report on Form 8-K with respect to Items 7 and 12 pertaining to the issuance of a press release announcing our financial results for the three months ended March 31, 2004. This Form 8-K is not deemed incorporated by reference into any of our filings with the Securities and Exchange Commission.

Exhibit No.	Description

10.1	MPS Group, Inc. 2004 Equity Incentive Plan.

10.2	MPS Group, Inc. 2004 Non-Employee Director Equity Incentive Plan.

10.3	MPS Group, Inc. Executive Annual Incentive Plan.

10.4	MPS Group, Inc. Management Savings Plan.

10.5	Form of Restricted Stock Agreement Under Modis Professional Services, Inc. (now MPS Group, Inc.) amended and restated 1995 Stock Option Plan.

31.1	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MPS GROUP, INC.

By:	/s/ ROBERT P. CROUCH
Robert P. Crouch
Senior Vice President, Treasurer, and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

Date: August 6, 2004