Form 10-Q
period 2004-09-30
MPS GROUP INC
filed 2004-11-09
CIK 924646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 29, 2004:

102,548,157 shares of $0.01 par value Common Stock

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in Part I, Item 2 of this report under the heading ‘Factors Which May Impact Future Results and Financial Condition.’ In some cases, you can identify forward-looking statements by terminology such as ‘will,’ ‘may,’ ‘should,’ ‘could,’ ‘expects,’ ‘plans,’ ‘indicates,’ ‘projects,’ ‘anticipates,’ ‘believes,’ ‘estimates,’ ‘appears,’ ‘predicts,’ ‘potential,’ ‘continues,’ ‘can,’ ‘hopes,’ ‘perhaps,’ ‘would,’ or ‘become’ or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part I, Item 3, under ‘Quantitative and Qualitative Disclosures About Market Risk’ should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on beliefs and assumptions of the Company’s management and on information currently available to management. Forward looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollar amounts in thousands except share amounts)	September 30, 2004	December 31, 2003
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,183	$124,830
Accounts receivable, net of allowance of $10,826 and $12,899	204,228	159,359
Prepaid expenses	6,798	6,417
Deferred income taxes	1,594	2,200
Other	12,401	10,662

Total current assets	326,204	303,468
Furniture, equipment, and leasehold improvements, net	26,258	29,488
Goodwill, net	504,117	486,630
Deferred income taxes	52,003	62,464
Other assets, net	10,504	11,101

Total assets	$919,086	$893,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$49,209	$32,601
Accrued payroll and related taxes	37,261	37,848
Income taxes payable	6,536	16,140

Total current liabilities	93,006	86,589
Other	13,636	13,100

Total liabilities	106,642	99,689

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 107,092,839 and 104,576,204 shares issued, respectively	1,071	1,046
Additional contributed capital	655,463	634,492
Retained earnings	186,658	162,546
Accumulated other comprehensive income	12,272	6,933
Deferred stock compensation	(7,090)	(2,495)
Treasury stock, at cost (4,615,832 shares in 2004 and 1,613,400 shares in 2003)	(35,930)	(9,060)

Total stockholders’ equity	812,444	793,462

Total liabilities and stockholders’ equity	$919,086	$893,151

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands except per share amounts)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$362,332	$274,669	$1,006,058	$812,099
Cost of revenue	270,659	200,972	750,994	597,816

Gross profit	91,673	73,697	255,064	214,283

Operating expenses:
General and administrative	72,901	57,957	207,284	174,007
Depreciation and intangibles amortization	3,852	4,134	11,568	12,806
Exit recapture	(225)	—	(225)	—

Total operating expenses	76,528	62,091	218,627	186,813

Income from operations	15,145	11,606	36,437	27,470
Other income, net	340	186	1,071	171

Income from continuing operations before provision for income taxes	15,485	11,792	37,508	27,641
Provision for income taxes	6,039	4,626	13,396	11,079

Income from continuing operations	9,446	7,166	24,112	16,562
Loss from discontinued operations (net of an income tax benefit of $634 and $978, respectively)	—	(1,177)	—	(1,816)

Net income	$9,446	$5,989	$24,112	$14,746

Basic net income per common share:
Income from continuing operations	$0.09	$0.07	$0.23	$0.16
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.02)

Basic net income per common share	$0.09	$0.06	$0.23	$0.14

Average common shares outstanding, basic	103,139	101,795	103,152	101,680

Diluted net income per common share:
Income from continuing operations	$0.09	$0.07	$0.23	$0.16
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.02)

Diluted net income per common share	$0.09	$0.06	$0.23	$0.14

Average common shares outstanding, diluted	107,065	104,866	106,992	103,515

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(dollar amounts in thousands)	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Income from continuing operations	$24,112	$16,562
Adjustments to income from continuing operations to net cash provided by operating activities:
Deferred income taxes	11,067	11,118
Deferred compensation	2,370	1,155
Depreciation and intangibles amortization	11,568	12,806
Exit recapture	(225)	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(49,176)	24,945
Prepaid expenses and other assets	(234)	(2,165)
Accounts payable and accrued expenses	19,059	(7,827)
Accrued payroll and related taxes	(269)	4,897
Other, net	(1,309)	1,521

Net cash provided by operating activities	16,963	63,012

Cash flows from investing activities:
Sale of assets	2,442	—
Purchase of furniture, equipment and leasehold improvements, net of disposals	(7,060)	(5,552)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(20,787)	(14,945)

Net cash used in investing activities	(25,405)	(20,497)

Cash flows from financing activities:
Repurchases of common stock	(26,870)	(7,626)
Discount realized on employee stock purchase plan	(281)	(328)
Proceeds from stock options exercised	11,207	8,926
Repayments on indebtedness	(440)	(40)

Net cash (used in) provided by financing activities	(16,384)	932

Effect of exchange rate changes on cash and cash equivalents	581	1,078
Net (decrease) increase in cash and cash equivalents	(24,245)	44,525
Net cash provided by (used in) discontinued operations	598	(2,549)
Cash and cash equivalents, beginning of period	124,830	66,934

Cash and cash equivalents, end of period	$101,183	$108,910

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar amounts in thousands except per share amounts)

1. Basis of Presentation

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

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands except per share amounts)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income
As reported	$9,446	$5,989	$24,112	$14,746
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(930)	(1,325)	(2,547)	(3,879)

Pro forma	$8,516	$4,664	$21,565	$10,867

Basic net income per common share
As reported	$0.09	$0.06	$0.23	$0.14
Pro forma	$0.08	$0.05	$0.21	$0.11
Diluted net income per common share
As reported	$0.09	$0.06	$0.23	$0.14
Pro forma	$0.08	$0.04	$0.20	$0.10

2. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands except per share amounts)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Basic income per common share computation:
Income from continuing operations	$9,446	$7,166	$24,112	$16,562
Loss from discontinued operations, net of tax	—	(1,177)	—	(1,816)

Net income	$9,446	$5,989	$24,112	$14,746

Basic average common shares outstanding	103,139	101,795	103,152	101,680

Basic income per common share:
Income from continuing operations	$0.09	$0.07	$0.23	$0.16
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.02)

Basic net income per common share	$0.09	$0.06	$0.23	$0.14

Diluted income per common share computation:
Income from continuing operations	$9,446	$7,166	$24,112	$16,562
Loss from discontinued operations, net of tax	—	(1,177)	—	(1,816)

Net income	$9,446	$5,989	$24,112	$14,746

Basic average common shares outstanding	103,139	101,795	103,152	101,680
Incremental shares from assumed exercise of stock options and restricted awards	3,926	3,071	3,840	1,835

Diluted average common shares outstanding	107,065	104,866	106,992	103,515

Diluted income per common share:
Income from continuing operations	$0.09	$0.07	$0.23	$0.16
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.02)

Diluted net income per common share	$0.09	$0.06	$0.23	$0.14

Options to purchase shares of common stock were not included in the computation of diluted earnings per share if the exercise prices of these options were greater than the average market price of the common shares. For the three months ended September 30, 2004 and 2003, options to purchase 924,000 and 1.2 million shares of common stock, respectively, were not included in the computation of diluted earnings per share. For the nine months ended September 30, 2004 and 2003, options to purchase 743,000 and 2.0 million shares of common stock, respectively, were not included in the computation of diluted earnings per share.

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

4. Segment Reporting

The Company discloses segment information in accordance with SFAS No. 131, ‘Disclosure About Segments of an Enterprise and Related Information,’ which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports material revenues.

The Company has three reportable segments: professional services, IT services, and IT solutions. The Company’s reportable segments are strategic divisions that offer different services and are managed separately, as each division requires different resources and marketing strategies. The professional services division provides expertise in a wide variety of disciplines including accounting and finance, law, engineering, and health care. The IT services division offers value-added solutions, such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support. The IT solutions division provides IT strategy consulting, design and branding, application development, and integration. The professional services division’s results for 2004, include the results from the acquisitions of three legal staffing businesses acquired in February of 2003, August of 2003, and August of 2004, two health care staffing businesses acquired in February and March of 2004, and two accounting staffing business acquired in February and July of 2004. The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes, interest, or unusual items to the segments.

The following table summarizes segment and geographic information:

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenue
Professional services	$181,094	$132,292	$506,339	$376,581
IT services	161,600	125,266	446,456	380,142
IT solutions	19,638	17,111	53,263	55,376

Total revenue	$362,332	$274,669	$1,006,058	$812,099

Gross profit
Professional services	$51,649	$38,881	$143,329	$107,909
IT services	34,127	28,851	94,471	85,789
IT solutions	5,897	5,965	17,264	20,585

Total gross profit	$91,673	$73,697	$255,064	$214,283

Income from continuing operations before provision for income taxes:
Professional services	$11,617	$8,570	$29,594	$18,898
IT services	3,125	2,829	5,894	5,392
IT solutions	178	207	724	3,180

	14,920	11,606	36,212	27,470
Exit recapture	225	—	225	—
Corporate interest and other income, net	340	186	1,071	171

Income from continuing operations before provision for income taxes	$15,485	$11,792	$37,508	$27,641

Geographic Areas
Revenue
United States	$218,664	$178,168	$617,443	$527,162
U.K.	139,340	93,866	377,532	276,882
Other	4,328	2,635	11,083	8,055

Total revenue	$362,332	$274,669	$1,006,058	$812,099

	September 30, 2004	December 31, 2003
Assets
Professional services	$403,544	$379,959
IT services	464,905	464,538
IT solutions	50,637	48,654

Total assets	$919,086	$893,151

Geographic Areas
Long-Lived Assets
United States	$384,573	$371,579
U.K.	141,556	140,302
Other	4,246	4,237

Total long-lived assets	$530,375	$516,118

5. Comprehensive Income

The Company discloses other comprehensive income in accordance with SFAS No. 130, ‘Reporting Comprehensive Income’. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three and nine months ended September 30, 2004 and 2003, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income	$9,446	$5,989	$24,112	$14,746
Unrealized gain on foreign currency translation adjustments (a)	3,636	1,464	5,339	2,739

Comprehensive income	$13,082	$7,453	$29,451	$17,485

(a)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

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

The charge for contract termination costs was recorded in accordance with SFAS No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities.’ The following table summarizes the activity of the charge for contract termination costs from origination through September 30, 2004 by reportable segment:

(dollar amounts in thousands)	Professional Services	IT Services	IT Solutions	Total
Balance as of December 31, 2002	$431	$675	$7,861	$8,967
Costs paid or otherwise settled during 2003	(223)	(431)	(3,620)	(4,274)
Amounts recaptured during 2003	(39)	(229)	(16)	(284)

Balance as of December 31, 2003	169	15	4,225	4,409
Costs paid or otherwise settled during the nine months ended September 30, 2004	(169)	(15)	(1,389)	(1,573)
Amounts recaptured during the nine months ended September 30, 2004	—	—	(225)	(225)

Balance as of September 30, 2004	$—	$—	$2,611	$2,611

7. Discontinued Operations

In December 2003, the Company sold certain operating assets and transferred certain operating liabilities of its outplacement unit, Manchester. For the three months ended September 30, 2003, Manchester’s revenue and loss before taxes were $4.2 million and $1.8 million, respectively. For the nine months ended September 30, 2003, Manchester’s revenue and loss before taxes were $17.5 million and $2.8 million, respectively. The remaining net liabilities of Manchester as of September 30, 2004 were $490,000, primarily for contract termination costs associated with abandoned real estate. The remaining net liabilities of Manchester are included in the line item ‘Accounts payable and accrued expenses’ in the Company’s Condensed Consolidated Balance Sheets.

8. Business Combinations

In the nine months ended September 30, 2004, the Company acquired five businesses in its professional services division: two health care staffing businesses, Management Search and Sunbelt Staffing, acquired in February and March of 2004; two accounting staffing business, Lillian Kloock and Associates and Accounting Alternatives, acquired in February and July of 2004; and one legal staffing business, Legal Networks, acquired in August 2004. Purchase consideration for the five acquisitions totaled $17.8 million in cash at closing, and deferred cash payments of $1.8 million. These acquisitions were immaterial to the Company’s results of operations on an actual and pro forma basis for the three and nine months ended September 30, 2004.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

(dollar amounts in thousands)	Professional Services	IT Services	IT Solutions	Total
Balance as of December 31, 2003	$212,317	$253,588	$20,725	$486,630
Acquisitions	17,487	—	—	17,487

Balance as of September 30, 2004	$229,804	$253,588	$20,725	$504,117

Subsequent to September 30, 2004, the Company acquired an accounting staffing business, Accounting Solutions, and a legal services business, Alderson. Purchase consideration for these two acquisitions totaled $24.6 million in cash at closing, and deferred cash payments of $4.4 million. Results from these two acquisitions will be included in the Company’s results of operations in the fourth quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MPS (the ‘Company’) is a leading global provider of business services with over 160 offices throughout the United States, Canada, the United Kingdom, and continental Europe. MPS delivers a mix of consulting, solutions, and staffing services in disciplines such as IT services, finance and accounting, legal, engineering, IT solutions, health care, and human capital automation.

Non-GAAP Financial Measures

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

In 2003 and through the third quarter of 2004, the Company acquired seven businesses for its professional services division (together, the ‘Acquisitions’): three legal staffing businesses acquired in February of 2003, August of 2003, and August of 2004; two health care staffing businesses acquired in February and March of 2004; and two accounting staffing businesses acquired in February and July of 2004. The following detailed analysis of operations presents the revenue generated by the Company’s professional services division in the United States excluding the effect of the Acquisitions. Such financial data that excludes the effect of businesses we acquire is not a GAAP financial measure. The Company believes presenting some results excluding the effects of businesses we acquire is helpful to investors because it permits a comparison of the performance of its core internal operations from period to period. Additionally, certain internal reporting and compensation targets are based on the performance of core internal operations. The effect of businesses we acquire are excluded for the first 12 months following the acquisition date. Subsequent to this, these businesses are considered to be integrated for reporting purposes. Again however, such measures should be considered only in conjunction with the correlative measures that include the results from acquisitions, as calculated and presented in accordance with GAAP.

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

Discontinued Operations

In December 2003, the Company sold certain operating assets and transferred certain operating liabilities of its outplacement unit, Manchester. As a result of the sale of Manchester and in accordance with GAAP, the Company’s Consolidated Financial Statements and Management’s Discussion and Analysis of Financial

Condition and Results of Operations report the results of operations of Manchester as discontinued operations for all periods presented. For the three months ended September 30, 2003, Manchester’s revenue and loss before taxes were $4.2 million and $1.8 million, respectively. For the nine months ended September 30, 2003, Manchester’s revenue and loss before taxes were $17.5 million and $2.8 million, respectively.

The following detailed analysis of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Part 1, Item 1 of this Quarterly Report and the 2003 Consolidated Financial Statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2003.

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

Revenue. Revenue increased $87.6 million, or 31.9%, to $362.3 million in the three months ended September 30, 2004, from $274.7 million in the year earlier period. The increase was due to an increase in revenue in the Company’s professional services division of 36.9%, an increase in the Company’s IT services division of 29.0%, and an increase in the Company’s IT solutions division of 14.8%.

Approximately 40% of the Company’s revenue for the three months ended September 30, 2004, was generated internationally, primarily in the United Kingdom. The Company’s revenue is therefore subject to changes in foreign currency exchange rates. The weakening of the U.S. dollar since the second quarter of 2003 had an impact on revenue, as changes in foreign currency exchange rates contributed $15.9 million in revenue for the three months ended September 30, 2004. Acquisitions contributed $14.8 million in revenue for the three months ended September 30, 2004, and $2.4 million in the year earlier period.

Gross profit. Gross profit increased $18.0 million, or 24.4%, to $91.7 million in the three months ended September 30, 2004, from $73.7 million in the year earlier period. Changes in foreign currency exchange rates and Acquisitions contributed $3.4 million and $4.7 million in gross profit, respectively, for the three months ended September 30, 2004. Gross margin decreased to 25.3% in the three months ended September 30, 2004, from 26.8% in the year earlier period. The lower gross margin is due primarily to a combination of the following: a higher concentration of the Company’s IT services revenue being generated internationally, which operates at a lower gross margin compared to the Company’s domestic operations; lower gross margins in the international operations of the Company’s professional services division; lower utilization in the Company’s IT solutions division; and lower gross margins in the domestic operations of the Company’s IT services division.

Operating expenses. Total operating expenses increased $14.4 million, or 23.2%, to $76.5 million in the three months ended September 30, 2004, from $62.1 million in the year earlier period. The Company’s general and administrative (‘G&A’) expenses, which are included in operating expenses, increased $14.9 million, or 25.7%, to $72.9 million in the three months ended September 30, 2004, from $58.0 million in the year earlier period. The change in G&A expenses was due to the following: the increase in compensation expense related to the increase in revenue; the hiring of additional sales and recruiting personnel throughout 2004; the impact of changes in foreign currency exchange rates; and the additional G&A expenses from Acquisitions. While the Company’s G&A expenses increased, G&A expenses as a percentage of revenue decreased to 20.1% in the three months ended September 30, 2004, from 21.1% in the year earlier period.

Operating income. Operating income increased $3.5 million, or 30.2%, to $15.1 million in the three months ended September 30, 2004, from $11.6 million in the year earlier period. Operating income as a percentage of revenue remained constant at 4.2% in both the three months ended September 30, 2004 and 2003.

Other income, net. Other income, net primarily includes interest income related to the Company’s investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees related to the Company’s credit facility.

Income taxes. The Company’s effective tax rate decreased slightly to 39.0% in the three months ended September 30, 2004, as compared to 39.2% in the year earlier period.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $2.2 million, or 30.6%, to $9.4 million in the three months ended September 30, 2004, from $7.2 million in the year earlier period. Income from continuing operations as a percentage of revenue remained constant at 2.6% in both the three months ended September 30, 2004 and 2003.

Segment Results

Professional Services division

Revenue in the professional services division increased $48.8 million, or 36.9%, to $181.1 million in the three months ended September 30, 2004, from $132.3 million in the year earlier period. Changes in foreign currency exchange rates and Acquisitions contributed $8.6 million and $14.8 million in revenue, respectively, for the three months ended September 30, 2004. Acquisitions contributed $2.4 million in revenue in the year earlier period.

Of the division’s revenue, approximately 59% and 61% was generated in the United States in the three months ended September 30, 2004 and 2003, respectively. The remainder was generated in the United Kingdom. For the three months ended September 30, 2004, revenue generated in the United States increased 16.1% excluding the effect of Acquisitions and 30.8% including them, compared to the prior year period. Revenue generated in the United Kingdom increased 46.4% over the prior year period. On a constant currency basis United Kingdom revenue increased 29.7% over the prior year period.

Revenue contribution from the professional services division’s operating units for the three months ended September 30, 2004 and 2003 are as follows:

	Three months ended September 30,
	2004	2003
Accounting and finance	48.5%	44.8%
Engineering	29.5	33.8
Legal	14.5	15.8
Health care	7.5	3.8
Executive search	—	1.8

Gross profit for the professional services division increased $12.7 million, or 32.6%, to $51.6 million in the three months ended September 30, 2004, from $38.9 million in the year earlier period. Changes in foreign currency exchange rates and Acquisitions contributed $2.4 million and $4.7 million in gross profit, respectively, for the three months ended September 30, 2004. The gross margin decreased to 28.5% in the three months ended September 30, 2004, compared to 29.4% in the three months ended September 30, 2003. The gross margin in the division’s international operations decreased to 28.1% in the three months ended September 30, 2004, from 30.4% in the year earlier period.

The professional services division’s G&A expenses increased $9.6 million, or 33.0%, to $38.7 million in the three months ended September 30, 2004, from $29.1 million in the year earlier period. The change in the division’s G&A expenses was due primarily to the following: the increase in compensation expense related to the increase in revenue; the hiring of additional sales and recruiting personnel throughout 2004; the impact of changes in foreign currency exchange rates; and the additional G&A expenses from Acquisitions. While the division’s G&A expenses increased, G&A expenses as a percentage of revenue decreased to 21.4% in the three months ended September 30, 2004, from 22.0% in the year earlier period.

As a result of the above, operating income for the professional services division increased $3.0 million, or 34.9%, to $11.6 million in the three months ended September 30, 2004, from $8.6 million in the year earlier period.

IT Services division

Revenue in the IT services division increased $36.3 million, or 29.0%, to $161.6 million in the three months ended September 30, 2004, from $125.3 million in the year earlier period. Changes in foreign currency exchange rates contributed $7.3 million in revenue for the three months ended September 30, 2004.

Of the division’s revenue, approximately 58% and 64% was generated in the United States in the three months ended September 30, 2004 and 2003, respectively. The remainder was generated internationally, primarily in the United Kingdom. Revenue generated in the United States increased 16.2% in the three months ended September 30, 2004, compared to the year earlier period. Revenue generated internationally increased 50.9% over the prior year period. On a constant currency basis revenue generated internationally increased 33.6%, compared to the year earlier period.

Gross profit for the IT services division increased $5.2 million, or 18.0%, to $34.1 million in the three months ended September 30, 2004, from $28.9 million in the year earlier period. However, the gross margin decreased to 21.1% in the three months ended September 30, 2004, from 23.0% in the year earlier period. The gross margin in the division’s domestic operations decreased to 26.7% in the three months ended September 30, 2004, from 27.6% in the year earlier period. The gross margin in the division’s international operations decreased to 13.6% in the three months ended September 30, 2004, from 14.9% in the year earlier period.

The IT services division’s G&A expenses increased $5.2 million, or 21.8%, to $29.0 million in the three months ended September 30, 2004, from $23.8 million in the year earlier period. As a percentage of revenue, the division’s G&A expenses decreased to 18.0% in the three months ended September 30, 2004, from 19.0% in the year earlier period. The increase in the division’s G&A expenses was associated with the following: the increase in compensation expense related to the increase in revenue; the hiring of additional sales and recruiting personnel throughout 2004; and the impact of changes in foreign currency exchange rates.

As a result of the above, operating income for the IT services division increased $300,000, or 10.7%, to $3.1 million in the three months ended September 30, 2004, from $2.8 million in the year earlier period.

IT Solutions division

Revenue in the IT solutions division increased $2.5 million, or 14.6%, to $19.6 million in the three months ended September 30, 2004, from $17.1 million in the year earlier period.

Gross profit for the IT solutions division decreased $100,000, or 1.7%, to $5.9 million in the three months ended September 30, 2004 from $6.0 million in the year earlier period. The gross margin decreased to 30.0% in the three months ended September 30, 2004, from 34.9% in the year earlier period. This decrease was driven by lower utilization of the division’s salaried consultants. This division’s business model, unlike the Company’s other divisions, uses primarily salaried consultants to meet customer demand.

The IT solutions division’s G&A expenses increased $200,000, or 4.0%, to $5.2 million in the three months ended September 30, 2004, from $5.0 million in the year earlier period. As a percentage of revenue, the division’s G&A expenses decreased to 26.3% in the three months ended September 30, 2004, from 29.3% in the year earlier period.

As a result of the above, operating income for the IT solutions division remained constant at $200,000 in both the three months ended September 30, 2004 and 2003.

Nine months Ended September 30, 2004 Compared To Nine months Ended September 30, 2003

Revenue. Revenue increased $194.0 million, or 23.9%, to $1.0 billion in the nine months ended September 30, 2004, from $812.1 million in the year earlier period. The increase was due to an increase in revenue in both the Company’s professional services and IT services divisions of 34.5% and 17.4%, respectively. This increase was offset slightly by a revenue decrease of 3.8% in the Company’s IT solutions division.

Approximately 39% of the Company’s revenue for the nine months ended September 30, 2004, was generated internationally, primarily in the United Kingdom. The Company’s revenue is therefore subject to changes in foreign currency exchange rates. The weakening of the U.S. dollar since the second quarter of 2003 had an impact on revenue, as changes in foreign currency exchange rates contributed $43.7 million in revenue for the nine months ended September 30, 2004. Acquisitions contributed $40.8 million in revenue for the nine months ended September 30, 2004, and $3.3 million in the year earlier period.

Gross profit. Gross profit increased $40.8 million, or 19.0%, to $255.1 million in the nine months ended September 30, 2004, from $214.3 million in the year earlier period. Changes in foreign currency exchange rates and Acquisitions contributed $9.4 million and $12.6 million in gross profit, respectively, for the nine months ended September 30, 2004. Gross margin decreased to 25.4% in the nine months ended September 30, 2004, from 26.4% in the year earlier period. The lower margin is due primarily to a combination of the following: a higher concentration of the Company’s IT services revenue being generated internationally, which operates at a lower gross margin compared to the Company’s domestic operations; lower gross margins in the international operations of the Company’s professional services division; lower utilization in the Company’s IT solutions division; and lower gross margins in the domestic operations of the Company’s IT services division.

Operating expenses. Total operating expenses increased $31.8 million, or 17.0%, to $218.6 million in the nine months ended September 30, 2004, from $186.8 million in the year earlier period. The Company’s general and administrative (‘G&A’) expenses, which are included in operating expenses, increased $33.3 million, or 19.1%, to $207.3 million in the nine months ended September 30, 2004, from $174.0 million in the year earlier period. The change in G&A expenses was due primarily to the following: the increase in compensation expense related to the increase in revenue; the hiring of additional sales and recruiting personnel throughout 2004; the impact of changes in foreign currency exchange rates; and the additional G&A expenses from Acquisitions. While the Company’s G&A expenses increased, G&A expenses as a percentage of revenue decreased to 20.6% in the nine months ended September 30, 2004, from 21.4% in the year earlier period.

Operating income. Operating income increased $8.9 million, or 32.4%, to $36.4 million in the nine months ended September 30, 2004, from $27.5 million in the year earlier period. Operating income as a percentage of revenue increased to 3.6% in the nine months ended September 30, 2004, from 3.4% in the year earlier period.

Other income, net. Other income, net primarily includes interest income related to the Company’s investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees related to the Company’s credit facility.

Income taxes. The Company’s effective tax rate decreased to 35.7% in the nine months ended September 30, 2004, as compared to 40.1% in the year earlier period. The decrease was due primarily to a $1.3 million tax benefit associated with the settlement of a state income tax audit in the second quarter of 2004.

Income from continuing operations. As a result of the foregoing, income from continuing operations increased $7.5 million, or 45.2%, to $24.1 million in the nine months ended September 30, 2004, from $16.6 million in the year earlier period. Income from continuing operations as a percentage of revenue increased to 2.4% in the nine months ended September 30, 2004, from 2.0% in the year earlier period.

Segment Results

Professional Services division

Revenue in the professional services division increased $129.7 million, or 34.4%, to $506.3 million in the nine months ended September 30, 2004, from $376.6 million in the year earlier period. Changes in foreign currency exchange rates and Acquisitions contributed $23.7 million and $40.8 million in revenue, respectively, for the nine months ended September 30, 2004. Acquisitions contributed $3.3 million in revenue in the year earlier period.

Of the division’s revenue, approximately 60% and 62% was generated in the United States in the nine months ended September 30, 2004 and 2003, respectively. The remainder was generated in the United Kingdom. For the nine months ended September 30, 2004, revenue generated in the United States increased 13.6% excluding the effect of Acquisitions and 29.5% including them, compared to the prior year period. Revenue generated in the United Kingdom increased 42.5% over the prior year period. On a constant currency basis United Kingdom revenue increased 26.0% over the prior year period.

Revenue contribution from the professional services division’s operating units for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine months ended September 30,
	2004	2003
Accounting and finance	46.7%	44.3%
Engineering	30.4	35.3
Legal	15.2	14.9
Health care	6.9	3.8
Executive search	0.8	1.7

Gross profit for the professional services division increased $35.4 million, or 32.8%, to $143.3 million in the nine months ended September 30, 2004, from $107.9 million in the year earlier period. Changes in foreign currency exchange rates and Acquisitions contributed $6.7 million and $12.6 million in gross profit, respectively, for the nine months ended September 30, 2004. The gross margin decreased slightly to 28.3% in the nine months ended September 30, 2004, compared to 28.7% in the nine months ended September 30, 2003. The gross margin in the division’s international operations decreased to 28.1% in the nine months ended September 30, 2004, from 30.4% in the year earlier period.

The professional services division’s G&A expenses increased $24.7 million, or 29.0%, to $109.8 million in the nine months ended September 30, 2004, from $85.1 million in the year earlier period. The change in the division’s G&A expenses was due primarily to the following: the increase in compensation expense related to the increase in revenue; the hiring of additional sales and recruiting personnel throughout 2004; the impact of changes in foreign currency exchange rates; and the additional G&A expenses from Acquisitions. While the division’s G&A expenses increased, G&A expenses as a percentage of revenue decreased to 21.7% in the nine months ended September 30, 2004, from 22.6% in the year earlier period.

As a result of the above, operating income for the professional services division increased $10.7 million, or 56.6%, to $29.6 million in the nine months ended September 30, 2004, from $18.9 million in the year earlier period.

IT Services division

Revenue in the IT services division increased $66.4 million, or 17.5%, to $446.5 million in the nine months ended September 30, 2004, from $380.1 million in the year earlier period. Changes in foreign currency exchange rates contributed $20.0 million in revenue for the nine months ended September 30, 2004.

Of the division’s revenue, approximately 59% and 63% was generated in the United States in the nine months ended September 30, 2004 and 2003, respectively. The remainder was generated internationally, primarily in the United Kingdom. Revenue generated in the United States increased 10.0% in the nine months ended September 30, 2004, compared to the year earlier period. Revenue generated internationally increased 29.7% over the prior year period. On a constant currency basis revenue generated internationally increased 14.7%, compared to the year earlier period.

Gross profit for the IT services division increased $8.7 million, or 10.1%, to $94.5 million in the nine months ended September 30, 2004, from $85.8 million in the year earlier period. However, the gross margin decreased to 21.2% in the nine months ended September 30, 2004, from 22.6% in the year earlier period. The gross margin in the division’s international operations decreased to 13.8% in the nine months ended September 30, 2004, from 15.1% in the year earlier period. The gross margin in the division’s domestic operations decreased to 26.3% in the nine months ended September 30, 2004, from 27.0% in the year earlier period.

The IT services division’s G&A expenses increased $8.9 million, or 12.1%, to $82.7 million in the nine months ended September 30, 2004, from $73.8 million in the year earlier period. As a percentage of revenue, the division’s G&A expenses decreased to 18.5% in the nine months ended September 30, 2004, from 19.4% in the year earlier period. The increase in the division’s G&A expenses was associated with the following: the increase in compensation expense related to the increase in revenue; the hiring of additional sales and recruiting personnel throughout 2004; and the impact of changes in foreign currency exchange rates.

As a result of the above, operating income for the IT services division increased $500,000, or 9.3%, to $5.9 million in the nine months ended September 30, 2004, from $5.4 million in the year earlier period.

IT Solutions division

Revenue in the IT solutions division decreased $2.1 million, or 3.8%, to $53.3 million in the nine months ended September 30, 2004, from $55.4 million in the year earlier period. The decrease was due to the reduced demand for the Company’s IT consulting solutions.

Gross profit for the IT solutions division decreased $3.3 million, or 16.0%, to $17.3 million in the nine months ended September 30, 2004 from $20.6 million in the year earlier period. The gross margin decreased to 32.4% in the nine months ended September 30, 2004, from 37.2% in the year earlier period. This decrease was driven by lower utilization of the division’s salaried consultants. This division’s business model, unlike the Company’s other divisions, uses primarily salaried consultants to meet customer demand.

The IT solutions division’s G&A expenses decreased $200,000, or 1.3%, to $14.9 million in the nine months ended September 30, 2004, from $15.1 million in the year earlier period. As a percentage of revenue, the division’s G&A expenses increased to 27.9% in the nine months ended September 30, 2004, from 27.2% in the year earlier period.

As a result of the above, operating income for the IT solutions division decreased $2.5 million, or 78.1%, to $700,000 in the nine months ended September 30, 2004, from $3.2 million in the year earlier period.

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

The Company had working capital of $233.2 million and $216.9 million as of September 30, 2004 and December 31, 2003, respectively. The Company had cash and cash equivalents of $101.2 million and $124.8 million as of September 30, 2004 and December 31, 2003, respectively.

For the nine months ended September 30, 2004 and 2003, the Company generated $17.0 million and $63.0 million of cash flow from operations, respectively. The decrease in cash flow from operations, from 2003 to 2004, is primarily due to the Company’s revenue growth. This growth increased the cash needed to fund accounts receivable.

For the nine months ended September 30, 2004, the Company used $25.4 million of cash for investing activities including $20.8 million for acquisitions and $7.1 million for capital expenditures. These uses were offset by $2.4 million generated from the sale of assets.

From September 30, 2004 through October 29, 2004, the Company used an additional $24.6 million for acquisitions, the results of operations of which will be included in the Company’s results of operations beginning in the fourth quarter of 2004.

For the nine months ended September 30, 2003, the Company used $20.5 million of cash for investing activities including $14.9 million for acquisitions and $5.6 million was used for capital expenditures.

For the nine months ended September 30, 2004, the Company used $16.4 million of cash for financing activities. The Company used $26.9 million to repurchase of the Company’s common stock. This use of cash was offset by $11.2 million generated from stock option exercises. For the nine months ended September 30, 2003, the Company generated $900,000 of cash from financing activities, of which $8.9 million was generated from stock option exercises, offset by $7.6 million used for the repurchase of the Company’s common stock.

The Company’s Board of Directors has authorized the repurchase of up to $65.0 million of the Company’s Common Stock. The Company repurchased 2.6 million shares at a cost of $23.1 million in the three months ended September 30, 2004, which brought the total amount repurchased under this plan to 4.6 million chares at a cost of $35.9 million at September 30, 2004. At October 29, 2004, the total amount repurchased under this plan was 5.1 million shares at a cost of $39.9 million. The Company anticipates that it will continue to purchase shares under this authorization in the future.

The Company anticipates that capital expenditures for furniture and equipment, including improvements to its management information and operating systems, during the remainder of 2004 will be approximately $2 million.

While there can be no assurance in this regard, the Company believes that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Indebtedness of the Company

In the fourth quarter of 2003, the Company closed on a $150 million revolving credit facility syndicated by a group of leading financial institutions. The credit facility contains certain financial and non-financial covenants relating to the Company’s operations, including maintaining certain financial ratios. Repayment, if applicable, of funds borrowed under the credit facility is guaranteed by substantially all of the subsidiaries of the Company. The facility matures in November 2006. At September 30, 2004 and October 29, 2004, there were no borrowings outstanding under this facility, other than $4.0 million of standby letters of credit for certain operational matters.

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

The Company’s investment portfolio consists of cash and cash equivalents including deposits in banks, government securities, money market funds, and short-term investments with maturities, when acquired, of 90 days or less. The Company is adverse to principal loss and seeks to preserve its invested funds by placing these funds with high credit quality issuers. The Company evaluates its invested funds to respond appropriately to a reduction in the credit rating of any investment issuer or guarantor.

Foreign currency exchange rates. Foreign currency exchange rate changes impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company generated approximately 39% of its consolidated revenues for the nine months ended September 30, 2004 from international operations, approximately 97% of which were from the United Kingdom. The British pound sterling to U.S. dollar exchange rate has increased approximately 2% in the nine months ended September 30, 2004, from 1.78 at December 31, 2003 to 1.81 at September 30, 2004. The Company prepared a sensitivity analysis to determine the adverse impact of hypothetical changes in the British pound sterling, relative to the U.S. Dollar, on the Company’s results of operations and cash flows. However, the analysis did not include the potential impact on sales levels resulting from a change in the British pound sterling. An additional 10% adverse movement in the exchange rate would have had an immaterial impact on the Company’s cash flows and financial position at September 30, 2004. While fluctuations in the British pound sterling have not historically had a material impact on the Company’s consolidated results of operations, the higher level of earnings resulting from an increase in demand for the services provided by the Company’s international operations have increased the impact of exchange rate fluctuations. As of September 30, 2004, the Company did not hold and has not previously entered into any foreign currency derivative instruments.

FACTORS WHICH MAY IMPACT FUTURE RESULTS AND FINANCIAL CONDITION

Demand For The Company’s Services Is Impacted By The Economic Climate In The Industries And Markets The Company Serves. This Economic Climate Is Difficult To Predict, With Downturns Weakening Demand.

MPS’s revenues are affected by the level of business activity of its customers, which is driven by the level of economic activity in the industries and markets we serve. While we have experienced a recent uptick in demand related to the current economic environment, we cannot predict when the economic climate will significantly improve, and we cannot predict to what extent the demand for our services will improve. A downturn or deterioration in global economic or political conditions could significantly adversely impact our revenues and results of operations. Even though we have a somewhat variable cost base, material declines in revenue will have an adverse impact on our results.

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

Adjustments During Periodic Tax Audits May Increase Our Tax Liability And Adversely Impact Our Results Of Operations.

MPS is subject to periodic review by federal, state, foreign and local taxing authorities in the ordinary course of business. During the second quarter of 2004, MPS was notified that the 2001 tax year will be subject to a federal examination. Currently, no adjustments have been proposed. Any adjustments when proposed, however, could have a material adverse impact on the Company’s results of operations.

The Price Of Our Common Stock May Fluctuate Significantly, Which May Result In Losses For Investors.

The market price for our common stock has been and may continue to be volatile. For example, from January 1, 2004 until September 30, 2004, the closing price of the common stock as reported on the New York Stock Exchange ranged from a high of $12.12 to a low of $7.81. Our stock price can fluctuate as a result of a variety of factors, including factors listed above and others, many of which are beyond our control. These factors include:

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

Item 4. Controls And Procedures

Our management with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There have been no changes in the Company’s internal control structure over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

No disclosure required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities (1)

Period (2)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2004 to July 31, 2004	68,170	$9.13	68,170	$51,558,752
August 1, 2004 to August 31, 2004	1,864,091	$8.62	1,864,091	$35,488,028
September 1, 2004 to September 30, 2004	706,890	$9.08	706,890	$29,070,499

Total	2,639,151	$8.76	2,639,151	$29,070,499

(1)	In 1999, The Company’s Board of Directors authorized the repurchase of up to $65.0 million of the Company’s common stock. During 2003, the Company repurchased 1.3 million shares of common stock at an average price of $5.77. The following table sets forth information about the Company’s common stock repurchases for the three months ended September 30, 2004. There were no common stock repurchases by the Company during the first quarter of 2004. There is no expiration date for this authorization.
(2)	Based on trade date, not settlement date.

Item 3. Defaults Upon Senior Securities

No disclosure required.

Item 4. Submission of Matters to a Vote of Security Holders

No disclosure required.

Item 5. Other Information

No disclosure required.

Item 6. Exhibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.	Description
31.1	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MPS GROUP, INC.

By:	/s/ ROBERT P. CROUCH
Robert P. Crouch Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: November 9, 2004