Form 10-K
period 2004-12-31
MPS GROUP INC
filed 2005-03-16
CIK 924646

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

COMMISSION FILE NUMBER: 0-24484

MPS GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3116655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Independent Drive, Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number including area code): (904) 360-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on, June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $1,243,503,116.

As of March 1, 2005 the number of shares outstanding of the Registrant’s common stock was 103,541,544.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of shareholders are incorporated by reference in Part III.

This Annual Report on Form 10-K contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in Part I, Item 1 under ‘Risk Factors,’ in Part II, Item 5 under ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities’, and Part II, Item 7 under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.’ In some cases, you can identify forward-looking statements by terminology such as ‘will,’ ‘may,’ ‘should,’ ‘could,’ ‘expects,’ ‘plans,’ ‘indicates,’ ‘projects,’ ‘anticipates,’ ‘believes,’ ‘estimates,’ ‘appears,’ ‘predicts,’ ‘potential,’ ‘continues,’ ‘can,’ ‘hopes,’ ‘perhaps,’ ‘would,’ or ‘become,’ or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part II, Item 7A, under ‘Quantitative and Qualitative Disclosures About Market Risk’ should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

References to “we”, “our”, “us”, “MPS” or the “Company” in this Annual Report on Form 10-K refer to MPS Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Overall

MPS Group, Inc. is a leading provider of business services with over 185 offices throughout the United States, Canada, the United Kingdom, and continental Europe. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines, through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark® , Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Health Care	Soliant Health®
Human Capital Automation	Beeline®

Our strategy is to focus on increasing revenue and profits, through a combination of internal growth and acquisitions, primarily within our core disciplines and, to a lesser extent, expansion into new specialties. Specifically, we aim to maintain a leadership position in our IT-related disciplines, while growing our professional-related disciplines both organically and through acquisitions, which should result in the Professional Services Division providing a larger overall percentage contribution to our total revenues. The key elements to our internal growth strategy include:

•	increasing penetration of existing markets and customer segments,

•	expanding current specialties into new and contiguous geographic markets,

•	concentrating on skill areas that value high levels of service, and

•	identifying and adding new practice areas.

While we look to strengthen relationships with our clients, we are not dependent upon a single customer or a limited number of customers.

Pursuant to our acquisition strategy, we acquired ten businesses from 2002 to 2004: four legal staffing businesses acquired in February of 2003, August of 2003, August of 2004, and October of 2004; three health care staffing businesses acquired in June of 2002, February of 2004, and March of 2004; and three accounting staffing businesses acquired in February of 2004, July of 2004, and October 2004. The businesses acquired in 2004, 2003, and 2002, had a combined revenue of $95 million, $22 million, and $18 million at acquisition date, respectively.

In addition, we look to focus our efforts intensely on our core businesses. Toward this end, we have divested certain businesses we deemed not central to our strategy, including the 2003 sale of our outplacement unit and the 2004 sale of our retained executive search unit. We feel we are able to execute and profit from our internal growth and acquisition strategies due to our strong management team, our integrated and scalable back office support services, and to the continued development of our strategic management systems.

In all of our markets and disciplines, we encounter aggressive and capable competition, with a number of firms offering services similar to ours on a national, regional or local basis. Our ability to compete successfully depends on our reputation, pricing and quality of service provided, our understanding of clients’ specific job requirements, and our ability to provide qualified personnel in a timely manner.

The Company was incorporated under the laws of the State of Florida in 1992 under the name Accustaff Incorporated, and changed its name to MPS Group, Inc. in 2002. Our principal executive offices are located in Jacksonville, Florida. Strategically, our operations are coordinated primarily from facilities in Jacksonville,

Florida, and London, United Kingdom, and to a lesser extent, Burlington, Massachusetts. Both of our Jacksonville and London facilities provide support and centralized services to our offices in the administrative, marketing, public relations, accounting, training and legal areas. Regional and local office managers are responsible for most activities of their offices, including sales, local and regional marketing and recruitment.

Segments

Historically, we have presented the financial results of our operations under three reporting segments: Professional services, IT services, and IT solutions. In an effort to better align the reporting of our financial results with the manner in which we currently manage our business, we revised the presentation of our financial results from three to four reporting segments in the fourth quarter of 2004. Our four reporting segments are North American Professional services, European Professional services, North American IT services and European IT services. Prior periods have been reclassified to conform to this presentation.

The Company has both a Professional services and an IT services division. The Professional services division is comprised of both the North American Professional services segment and the European Professional services segment. The IT services division is comprised of both the North American IT services segment and the European IT services segment. The below table highlights the percentage contribution of revenue and gross profit from our four segments for 2004 and 2003, respectively:

	2004 Revenue	2003 Revenue	2004 Gross Profit	2003 Gross Profit
North American Professional Services	30.1%	28.8%	34.3%	31.0%
European Professional Services	20.3%	18.1%	22.3%	20.3%

Professional Services Division	50.4%	46.9%	56.6%	51.3%

North American IT Services	32.2%	36.6%	34.3%	39.3%
European IT Services	17.4%	16.5%	9.1%	9.4%

IT Services Division	49.6%	53.1%	43.4%	48.7%

North American Segments	62.3%	65.4%	68.6%	70.3%
European Segments	37.7%	34.6%	31.4%	29.7%

Additional financial information relating to our segments can be found in Footnote 15 to the Consolidated Financial Statements.

Professional Services division

Our Professional services division provides specialized staffing and recruiting in the disciplines of accounting, finance, law, engineering and healthcare for varying periods of time to companies or other organizations (including government agencies) that have a need for such personnel, but are unable to, or choose not to, engage certain personnel as their own employees. Businesses increasingly view the use of temporary employees as a means of controlling personnel costs and converting the nature of such costs from fixed to variable. Examples of client needs for staffing solutions include the need for specialized or highly-skilled personnel for the completion of a specific project or subproject, substitution for regular employees during vacation or sick leave, and staffing of high turnover positions or during seasonal peaks.

We operate this division under a variable cost business model whereby revenue and cost of revenue are primarily recognized and incurred on a time-and-materials basis. The majority of the billable consultants are compensated on an hourly basis only for the hours which are billed to our clients.

Clients also hire our skilled consultants on a permanent basis, whether it is from a conversion of a temporary assignment to, or a direct placement of, a full-time position. We earn a one-time fee for these services. These fees represent approximately 6% of this division’s revenue.

The principal national and international competitors of our Professional services division include Robert Half International Inc., Resources Connection, Inc., Spherion Corporation, Wallace Law Registry, Ajilon Consulting (a wholly owned subsidiary of Adecco SA), Michael Page International, Robert Walters PLC, Hays PLC, Cross Country Healthcare, Inc., and CDI Corporation.

North American Professional Services segment

Our North American Professional services segment goes to market under the primary brands and operating units Entegee, Special Counsel, Accounting Principals, and Soliant Health. The demands of our clients (the need for confidentiality, accuracy and reliability, cost-effectiveness, and frequent peak workload periods) are similar among the brands/operating units within this segment.

Entegee

Our Entegee brand/operating unit provides strategic workforce solutions for technical and engineering needs. From on-site management consulting and in-house project services to temporary and direct placement, Entegee combines industry knowledge and experience to fill highly skilled technical and engineering positions. These positions include, but are not limited to, engineers, designers, drafters, inspectors and assemblers. Entegee operates through a domestic network of national practice branches with offices in 10 markets, and employs approximately 2,400 billable consultants. Entegee also provides engineering and drafting design services through company-owned centers, in Iowa and Minnesota, that utilize state-of-the-art computer technology. Certain of its client base includes government and defense contractors, manufacturing and engineering companies.

Special Counsel

Our Special Counsel brand/operating unit specializes in placing temporary and full-time employees in attorney, paralegal, legal administrative and legal secretarial positions for workload management, litigation support, business transaction support, pre-litigation and document management support, as well as medical document review, deposition digesting, and other trial-related services. Special Counsel has a network of 34 offices located across the United States, and employs approximately 1,400 billable consultants. Its clients include Fortune 1000 companies and law firms.

In 2004, we expanded Special Counsel’s geographic footprint with the acquisition of Legal Networks in August and expanded its service offering with the acquisition of Alderson Court Reporting, a premier provider of court reporting, legal videography and litigation support services, in October. In addition, Alderson is the official court reporter of the United States Supreme Court.

Accounting Principals

Our Accounting Principals brand/operating unit specializes in placing temporary and full-time employees in accounting, finance, and banking positions. Accounting Principals has a network of 47 offices located across the United States, and employs approximately 1,900 billable consultants.

In 2004, we expanded Accounting Principals’ geographic footprint with the acquisitions of Accounting Alternatives in July and Accounting Solutions in October. The Accounting Solutions acquisition added 17 net new markets across the United States. We also expanded Accounting Principals’ service offering in 2004 with the acquisition of Lillian Kloock, a provider of medical billing and medical collection professionals to leading facilities primarily in the Southeastern United States.

Soliant Health

Our Soliant Health brand/operating unit specializes primarily in placing traveling healthcare professionals, in the areas of nursing, physical and occupational therapy, along with imaging technicians. Soliant Health employs approximately 500 consultants, and its clients include hospitals and healthcare providers across the United States.

In 2004, we expanded Soliant Health’s geographic footprint with the acquisitions of Sunbelt Staffing Solutions and Management Search in February and March. During the year, we also expanded its service offering to include school therapists and the permanent placement of physicians.

Dispositions

In 2003, we sold certain operating assets and transferred certain operating liabilities of our then outplacement unit. The decision to sell our outplacement unit was in keeping with our long-term strategy of focusing on our core businesses. As a result of the sale of our outplacement unit and in accordance with Generally Accepted Accounting Principles (GAAP), our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations report the results of operations of this unit as Discontinued Operations for all periods presented. In June 2004, we sold certain assets and transferred certain liabilities of our retained executive search brand.

European Professional Services segment

Our European Professional services segment is comprised of our Badenoch & Clark brand/operating unit. Since 1980, Badenoch & Clark has been specializing in placing temporary, full-time, contract and interim recruitment employees in positions such as accounting and finance, financial services, legal, human resources, marketing, not-for-profit and public-sector. With the 2004 opening of offices in Essex and Wales, Badenoch & Clark has 18 offices located across the United Kingdom. It also has 1 office in Luxembourg. Badenoch & Clark employs approximately 4,000 billable consultants.

IT Services division

Our IT services division provides specialty staffing, consulting and business solutions under the brands/operating units Modis, Modis International, Idea Integration and Beeline. We utilize the brand Modis in both our North American and European segments; however, the overall business culture distinguishes the operation of these two segments.

We operate this division primarily under a variable cost business model whereby revenue and cost of revenue are primarily recognized and incurred on a time-and-materials basis. The majority of the billable consultants are compensated on an hourly basis only for the hours which are billed to our clients. Less than 1% of this division’s revenue is generated from fees for clients directly hiring our consultants.

The principal national and international competitors of our IT services division include Keane, Inc., Computer Horizons Corp., Comsys IT Partners, Inc., CIBER, Inc., Computer People (a division of Ajilon Group), Hays PLC, Elan, Lorien PLC, and Sapient Corporation. In addition, we may compete against the internal management information services and IT departments of clients and potential clients.

North American IT Services segment

Modis

Our Modis brand/operating unit specializes in the placement of IT contract consultants for IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support in the areas of application development, systems integration, and enterprise application integration. Modis has a network of 45 offices located across the United States, and employs approximately 3,700 billable consultants.

Idea Integration

Our Idea Integration brand/operating unit formerly comprised the IT Solutions segment. Idea specializes in Web design and development, information management solutions, wireless workflow applications, portal solutions, and enterprise resource management. Idea utilizes both salaried and hourly consultants to deliver solutions primarily under time-and-materials contracts and to a lesser extent under fixed-fee contracts. It operates in certain markets across the United States and its clients include Fortune 1000 companies, government and middle-market companies.

Beeline

Our Beeline brand/operating unit provides a software-based human capital management services solution that automates the acquisition and management of both full-time and contingent workers. Beeline operates primarily in the United States and its’ clients are principally Fortune 1000 companies.

Beeline maintains a full-time staff to support its operations and seeks to collect a service charge based upon the usage of this service. Subsequent to the initial start up costs and time, minimal cost and resources are required for the usage of Beeline’s services.

European IT Services segment

Our European IT services segment is comprised of Modis International. Modis International, headquartered in the United Kingdom, specializes in providing IT contract consultants throughout the United Kingdom and certain continental European markets. Modis International has been in operation for over 30 years. It has 10 offices located across the United Kingdom, and an office each in Belgium, Germany, Poland, and the Netherlands. It employs approximately 1,900 billable consultants.

Employees

MPS employs approximately 16,400 consultants and approximately 2,500 full-time staff employees. Approximately 250 of the employees work at corporate headquarters.

As described below, in most jurisdictions, we, as the employer of the consultants or as otherwise required by applicable law, are responsible for employment administration. This administration includes collection of withholding taxes, employer contributions for social security or its equivalent outside the United States, unemployment tax, maintaining workers’ compensation and fidelity and liability insurance, and other governmental requirements imposed on employers. Full-time employees are covered by life and disability insurance and receive health insurance and other benefits.

Government Regulations

Outside of the United States and Canada, the staffing services industry is closely regulated. These regulations differ among countries but generally may regulate: (i) the relationship between us and our temporary employees; (ii) registration, licensing, record keeping, and reporting requirements; and (iii) types of operations permitted. Regulation within the United States and Canada has not materially impacted our operations.

In many countries, including the United States and the United Kingdom, staffing services firms are considered the legal employers of the temporary consultants while the consultant is on assignment with a company client. Therefore, laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination, and workers’ compensation, govern us. In other countries, staffing services firms, while not the direct legal employer of the consultant, are still responsible for collecting taxes and social security deductions and transmitting such amounts to the taxing authorities.

Intellectual Property

We seek to protect our intellectual property through copyright, trade secret and trademark law and through contractual non-disclosure restrictions. Our services often involve the development of work and materials for specific client engagements, the ownership of which is frequently assigned to the client. We do at times, and when appropriate, negotiate to retain the ownership or continued use of development tools or know how created or generated by us for a client in the delivery of our services, which we may then license or use in the delivery of our services to other clients.

Seasonality

Our quarterly operating results are affected by the number of billing days in the quarter and the seasonality of our customers’ businesses. Demand for our services has historically been lower during the calendar year-end, as a result of holidays, through February of the following year, as our customers approve annual budgets. Extreme weather conditions may also affect demand in the early part of the year as certain of our clients’ facilities are located in geographic areas subject to closure or reduced hours due to inclement weather. In addition, we experience an increase in our cost of sales and a corresponding decrease in gross profit and gross margin in the first fiscal quarter of each year, as a result of certain state and federal employment tax resets.

Access to Company Information

Our common stock is listed on the New York Stock Exchange (‘NYSE’) under the ticker symbol ‘MPS’. Our Internet address is www.mpsgroup.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after filing such material with, or furnishing it to, the Securities and Exchange Commission. The information contained on our website, or on other websites linked to our website, is not part of this document.

Risk Factors

We are subject to various risks and uncertainties that affect our business. The most important of these risks and uncertainties are as follows:

Demand for our services is affected by the economic climate in the industries and markets we serve. The demand for our services, in particular our staffing services, is highly dependent upon the state of economy and upon the staffing needs of our clients. Any variation in the economic condition or unemployment levels of the United States or of any of the foreign countries in which our brands/operating units do business, or in the economic condition of any region of any of the foregoing, or in any specific industry, may severely reduce the demand for our services and thereby significantly decrease our revenues and profits.

Our market is highly competitive with low barriers to entry. Our industry is intensely competitive and highly fragmented, and because it is a service business, the barriers to entry are quite low. There are many competitors, and new ones are entering the market constantly. In addition, some of these competitors have greater resources than us. Competition arises locally, regionally, nationally, internationally and in certain cases from remote locations, particularly from offshore locations such as India.

Certain of our contracts are awarded on the basis of competitive proposals, which can be periodically re-bid by the client. There can be no assurance that existing contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to us. In addition, long-term contracts form a negligible portion of our revenue. Therefore, there can be no assurance that we will be able to retain clients or market share in the future. Nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain our current profit margins.

Our business requires a qualified candidate pool, which we may not be able to recruit or maintain. Our staffing services consist of the placement of individuals seeking employment in specialized IT and professional positions. Some of these sectors are characterized by a shortage of qualified candidates. There can be no assurance that suitable candidates for employment will continue to be available or will continue to seek employment through us. Candidates generally seek temporary or regular positions through multiple sources, including us and our competitors. Any shortage of qualified candidates could materially adversely affect us.

Our business depends on key personnel, including executive officers, local managers and field personnel. We are engaged in the services business. As such, our success or failure is highly dependent upon the performance of our management personnel and employees, rather than upon technology or upon tangible assets (of which we have few). There can be no assurance that we will be able to attract and retain the personnel that are essential to our success.

We have to comply with existing government regulation and are exposed to increased regulation of the workplace. Our business is subject to regulation or licensing in many states and in certain foreign countries. While we have had no material difficulty complying with regulations in the past, there can be no assurance that we will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. Any inability to comply with government regulation or licensing requirements could materially adversely affect us. Additionally, our staffing services entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship could materially adversely affect us.

We are exposed to employment-related claims and costs and other litigation. Our staffing services entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Our ability to control the workplace environment is limited. As the employer of record of our temporary employees, we incur a risk of liability to our temporary employees for various workplace events, including claims of physical injury, discrimination, harassment, or retroactive entitlement to employee benefits. We also incur a risk of liability to our clients resulting from allegations of errors, omissions, misappropriation, or theft of property or information by our temporary employees. We maintain insurance with respect to many of such claims. While such claims have not historically had a material adverse effect on us, there can be no assurance that we will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon us or that such claims (whether by reason of us not having insurance or by reason of such claims being outside the scope of our insurance) will not have a material adverse effect upon us.

We depend on our reputation to sell our services. The success of our brands is highly dependent upon their reputations. The reputations of our staffing businesses in turn depend upon the perceived quality of the professionals we employ and staff with our customers—consequently, if our customers are dissatisfied with our employees, our brands will be harmed. Any event that adversely impacts the reputation of a brand could materially affect our results of operations.

The price of our common stock may fluctuate significantly. The market price for our common stock can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors,” many of which are beyond our control. These factors include actual or anticipated variations in quarterly operating results; announcements of new services by our competitors or us; announcements relating to strategic relationships or acquisitions; changes in financial estimates or other statements by securities analysts; and other changes in general economic conditions. Because of this, we may fail to meet or exceed the expectations of our shareholders or of our securities analysts, and the market price for our common stock could fluctuate as a result.

ITEM 2.	PROPERTIES

Our corporate headquarters, located in Jacksonville, Florida, is on lease through 2012. Our business services are conducted through more than 185 offices located in the United States, Canada, the United Kingdom, and continental Europe. Almost all of our offices are on lease, with the terms of an average office lease being from three to six years.

We believe that our facilities are generally adequate for our needs and do not anticipate difficulty replacing such facilities or locating additional facilities, if needed. Additional information on lease commitments can be found in Footnote 6 to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to a number of lawsuits and claims arising out of the ordinary conduct of our business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on us, our financial position, our results of operations, or our cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Related Matters

The following table sets forth the high and low sale prices of our Common Stock, as reported by the NYSE, during the two years ended December 31, 2004:

	2004		2003
	High	Low	High	Low
Period:
First Quarter	$11.21	$9.35	$6.24	$4.75
Second Quarter	$12.12	$9.96	$7.58	$5.20
Third Quarter	$11.62	$7.87	$10.10	$6.83
Fourth Quarter	$12.38	$8.92	$10.65	$8.55

See the factors set forth above in ‘Risk Factors,’ for factors that may impact the price of our Common Stock. As of March 1, 2005, there were approximately 889 holders of record of our Common Stock.

We have not paid to-date a cash dividend or other cash distribution with respect to our Common Stock. We currently intend to retain any earnings to provide for the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Repurchases of Equity Securities

In 1999, our Board of Directors authorized the repurchase of up to $65 million of our Common Stock. Beginning in the third quarter of 2002 through the year-end of 2004, approximately 5.1 million shares at a cost of $39.9 million have been repurchased under this authorization. The following table sets forth information about our Common Stock repurchases for the three months ended December 31, 2004. There is no expiration date for this authorization.

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2004 to October 31, 2004	462,682	$8.67	462,682	$25,058,171
November 1, 2004 to November 30, 2004	—	—	—	25,058,171
December 1, 2004 to December 31, 2004	—	—	—	25,058,171

Total	462,682	$8.67	462,682	$25,058,171

(1)	Based on trade date, not settlement date.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended
(in thousands, except per share amounts)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
Consolidated Statements of Operations data:
Revenue	$1,426,842	$1,096,030	$1,119,156	$1,500,615	$1,777,540
Cost of revenue	1,066,055	808,890	834,318	1,105,781	1,269,760

Gross profit	360,787	287,140	284,838	394,834	507,780
Operating expenses	309,551	251,623	255,929	342,918	388,338
Amortization of goodwill (1)	—	—	—	37,312	35,937
Impairment of investment	—	—	16,165	—	(694)
Exit costs (recapture)	(897)	(284)	8,967	—	—
Asset write-down related to sale of discontinued operations	—	—	—	—	13,122

Operating income	52,133	35,801	3,777	14,604	71,077
Other income (expense), net	1,437	553	(3,947)	(9,199)	(21,621)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	53,570	36,354	(170)	5,405	49,456
Provision (benefit) for income taxes	18,150	14,519	13,832	3,102	(65,834)

Income (loss) from continuing operations before cumulative effect of accounting change	35,420	21,835	(14,002)	2,303	115,290

Discontinued operations: (2)
Income (loss) from discontinued operations, net of tax	—	(2,395)	1,410	6,040	4,463
Gain (loss) on sale of discontinued operations, net of tax	—	(20,675)	—	—	—

Income (loss) before cumulative effect of accounting change	35,420	(1,235)	(12,592)	8,343	119,753
Cumulative effect of accounting change, net of tax (1)	—	—	(553,712)	—	—

Net income (loss)	$35,420	$(1,235)	$(566,304)	$8,343	$119,753

	Years Ended
(in thousands, except per share amounts)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
Basic income (loss) per common share:
From continuing operations	$0.34	$0.21	$(0.14)	$0.02	$1.19

From discontinued operations	$—	$(0.02)	$0.01	$0.06	$0.05

From sale of discontinued operations	$—	$(0.20)	$—	$—	$—

From accounting change	$—	$—	$(5.49)	$—	$—

Basic income (loss) per common share	$0.34	$(0.01)	$(5.62)	$0.09	$1.24

Diluted income (loss) per common share:
From continuing operations	$0.33	$0.21	$(0.14)	$0.02	$1.18

From discontinued operations	$—	$(0.02)	$0.01	$0.06	$0.05

From sale of discontinued operations	$—	$(0.20)	$—	$—	$—

From accounting change	$—	$—	$(5.49)	$—	$—

Diluted income (loss) per common share	$0.33	$(0.01)	$(5.62)	$0.08	$1.23

Basic average common shares outstanding	102,804	101,680	100,833	97,868	96,675

Diluted average common shares outstanding	106,842	104,518	100,833	98,178	97,539

	December 31,
(in thousands)	2004	2003	2002	2001	2000
Consolidated Balance Sheet data:
Working capital	$232,133	$216,879	$171,154	$200,887	$242,872
Total assets	954,604	893,151	892,974	1,533,863	1,645,414
Long term debt	—	—	—	101,000	194,000
Stockholders’ equity(1)	835,663	793,462	781,559	1,310,811	1,303,218

(1)	The Company recognized an impairment loss associated with its adoption of Statement of Financial Accounting Standards (‘SFAS’) No. 142 ‘Goodwill and Other Intangible Assets,’ effective January 1, 2002. This loss was recorded as a Cumulative Effect of Accounting Change, and Reduced Stockholders’ Equity. In addition, SFAS No. 142 discontinued the periodic amortization of goodwill.

(2)	The income (loss) from discontinued operations for the periods presented above and the 2003 loss on sale related to the discontinued outplacement unit, sold in December 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MPS Group, Inc. (the Company) is a leading provider of business services with over 185 offices throughout the United States, Canada, the United Kingdom, and continental Europe. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines, through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark® , Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Health Care	Soliant Health®
Human Capital Automation	Beeline®

Historically, we have presented the financial results of our operations under three reporting segments: Professional services, IT services, and IT solutions. In an effort to better align the reporting of our financial results with the manner in which we currently manage our business, we revised the presentation of our financial results from three to four reporting segments in the fourth quarter of 2004. Our four reporting segments are North American Professional services, European Professional services, North American IT services and European IT services. Prior periods have been reclassified to conform to this presentation.

Non-GAAP Financial Measures

From time to time we may measure certain financial information on a ‘constant currency’ basis. Such constant currency financial data is not a U.S. generally accepted accounting principles (‘GAAP’) financial measure. Constant currency removes from financial data the impact of changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period financial data into U.S. dollars using the same foreign currency exchange rates that were used to translate the financial data for the previous period. We believe presenting certain results on a constant currency basis is useful to investors because it allows a more meaningful comparison of the performance of our foreign operations from period to period. Additionally, certain internal reporting and compensation targets are based on constant currency financial data for our various foreign subsidiaries. However, constant currency measures should not be considered in isolation or as an alternative to financial measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with GAAP.

From 2002 to 2004, we acquired ten businesses for our North American professional services segment (together, the ‘Acquisitions’): four legal staffing businesses acquired in February of 2003, August of 2003, August of 2004, and October of 2004; three health care staffing businesses acquired in June of 2002, February of 2004, and March of 2004; and three accounting staffing businesses acquired in February of 2004, July of 2004, and October 2004. From time to time we may measure certain financial information excluding the effect of Acquisitions. Such financial data that excludes the effect of businesses we acquire is not a GAAP financial measure. We believe presenting some results excluding the effects of businesses we acquire is helpful to investors because it permits a comparison of the performance of our core internal operations from period to period. Additionally, certain internal reporting and compensation targets are based on the performance of core internal operations. The effect of a business we acquire is excluded for the first 12 months following the acquisition date. Subsequent to this, a business is considered to be integrated for reporting purposes. Again however, such measures should be considered only in conjunction with the correlative measures that include the results from acquisitions, as calculated and presented in accordance with GAAP.

Additionally, from time to time we may use EBITDA to measure results of operations. EBITDA is a non-GAAP financial measure that is defined as earnings before interest, taxes, depreciation and amortization. We believe EBITDA is a meaningful measure of operating performance as it gives management a consistent measurement tool for evaluating the operating activities of the business as a whole, as well as, the various operating units, before the effect of investing activities, interest and taxes. In addition, we believe EBITDA provides useful information to investors, analysts, lenders, and other interested parties because it excludes transactions that management considers unrelated to core business operations, thereby helping interested parties to more meaningfully evaluate, trend and analyze the operating performance of our business. We also use EBITDA for certain internal reporting purposes, and certain compensation targets may be based on EBITDA. Finally, certain covenants in our debt facility are based on EBITDA performance measures. EBITDA, as with all non-GAAP financial measures, should be considered only in conjunction with the comparable measures, as calculated and presented in accordance with GAAP, including net income.

Discontinued Operations

In December 2003, we sold certain operating assets and transferred certain operating liabilities of our outplacement unit. As a result of the sale of this unit and in accordance with GAAP, the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations report the results of operations of our outplacement unit as Discontinued Operations for all periods presented. Revenue generated by this unit was $21.0 million and $35.8 million, in 2003 and 2002, respectively. Income (loss) before taxes was $(3.7) million and $2.2 million, for 2003 and 2002, respectively. We recorded contract termination costs of $732,000 in 2002, and, as a result of the sale, an additional $705,000 in 2003. Additional information on contract termination costs can be found in Exit Costs below. Additional information on Discontinued Operations can be found in Footnote 17 to the Consolidated Financial Statements.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Associated with this, we believe the following are our most critical accounting policies in that they are the most important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments.

Revenue Recognition

We recognize substantially all revenue at the time services are provided, and on a time and materials basis. In most cases, the consultant is our employee and all costs of employing the worker are our responsibility and are included in cost of revenue. Revenues is generated when we permanently place an individual with a client are recorded at the time of start.

In addition and to a lesser extent, we are involved in fixed price or lump-sum engagements. The services we render under the relevant contracts generally require performance spanning more than one accounting period. We recognize revenue for these engagements under the proportional performance accounting model.

Allowance for Doubtful Accounts

We regularly monitor and assess our risk of not collecting amounts we are owed by our customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, we record an allowance for uncollectible accounts for this risk. This analysis requires us to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

Income Taxes

The provision for income taxes is based on income before taxes as reported in the Consolidated Statements of Operations. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment includes anticipating future income.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Management evaluates all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The establishment and amount of a valuation allowance requires significant estimates and judgment and can materially affect our results of operations. Our effective tax rate may vary from period to period based, for example, on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, completion of federal, state or foreign audits, deductibility of certain costs and expenses by jurisdiction, and as a result of acquisitions.

We have a net deferred tax asset as of December 31, 2004 and 2003, primarily due to the impairment loss recorded as a change in accounting principle associated with our adoption of Statement of Financial Accounting Standards (SFAS) No. 142 in 2002. This impairment reduced the financial statement-carrying amount of goodwill, which resulted in the tax basis of tax-deductible goodwill being greater than the financial statement-carrying amount. Our tax basis in tax-deductible goodwill will be deducted in our income tax returns, generating $370.4 million of future tax deductions over the next 15 years.

We are subject to periodic review by federal, state, foreign and local taxing authorities in the ordinary course of business. In 2002, we recorded an $8.7 million charge for an agreed upon adjustment related to an audit of our prior years’ tax returns. Additional information on Income Taxes can be found in Footnote 7 to the Consolidated Financial Statements.

Stock Option Plans

We have historically issued stock options to employees and directors as an integral part of our compensation programs. U.S. GAAP allows alternative methods of accounting for these plans. We have chosen to account for our stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the Consolidated Financial Statements. Restricted stock grants are accounted for in accordance with APB 25, which mandates that restricted stock grants with performance conditions be calculated using the intrinsic value. As required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), calculations of pro forma net income (loss) and net income (loss) per share, computed in accordance with the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), are set forth in Footnote 2 to the Consolidated Financial Statements.

We expect to adopt the provisions of SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternatives, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption or the effect of adopting SFAS 123R, nor have we determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Impairment of Tangible and Intangible Assets

For acquisitions, we allocate the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. In connection with SFAS No. 142, Goodwill and Other Intangible Assets, we are required to perform, at least annually, goodwill impairment reviews utilizing a fair-value approach. Additionally, SFAS No. 142 required a transitional goodwill impairment review upon adoption.

We adopted SFAS No. 142 as of January 1, 2002. After performing the required transitional goodwill impairment tests, we recognized a loss of $553.7 million, net of an income tax benefit of $113.0 million, and recorded the loss (net of the related tax benefit) as a cumulative effect of an accounting change in the Consolidated Statement of Operations for 2002. We performed additional valuation testing during the fourth quarter of 2002, 2003 and 2004 (our designated timing of the annual impairment test under SFAS No. 142) and did not incur any further impairment. We plan to perform our next annual impairment review during the fourth quarter of 2005. An impairment review prior to our next scheduled annual review may be required if certain events occur, including lower than forecasted earnings levels for various reporting units. In addition, changes to other assumptions could significantly impact our estimate of the fair value of our reporting units. Such a change may result in a goodwill impairment charge, which could have a significant impact on the reportable segments that include the related reporting units and the Consolidated Financial Statements.

As part of our goodwill impairment reviews, fair value was calculated using an equally blended value of a discounted cash flow analysis and market comparables. In contrast to SFAS 142, the prior accounting standard (SFAS No. 121) required the use of undiscounted cash flow estimates over the remaining useful life of the goodwill and other long-lived assets as a step 1 test for possible impairment. Under SFAS No. 121, the concept of recoverability of the goodwill over the useful life of the asset was the underlying test for impairment as opposed to fair value under SFAS No. 142. This fundamental difference in the underlying methodologies of testing for impairment of goodwill in SFAS No. 121 and SFAS No. 142 caused us to attribute the resulting impairment from the initial valuation completed on January 1, 2002 to a change in accounting principle upon the adoption of SFAS No. 142. Projected cash flows, used for both SFAS No. 121 and No. 142 testing, considered the effects from the then downturn in our business.

As mentioned above, we used an equally blended value of a discounted cash flow analysis and market comparables to arrive at fair value for SFAS No. 142. For the discounted cash flow analysis, significant assumptions included expected future revenue growth rates, reporting unit profit margins, working capital levels and a discount rate. The revenue growth rates and reporting unit profit margins are based, in part, on our expectation of an improving economic environment. Market comparables included a comparison of the market ratios and performance fundamentals from comparable companies. The use of these measurement criteria is consistent with the underlying concepts used in determining the fair value of a company or reportable unit under the market approach. The market ratios we used refer to the multiples of revenue and earnings of comparable companies and the performance fundamentals refer to the consideration of the effects of the differences in the operating metrics, i.e. growth rates, operating margins, gross margins, etc. on our value versus the comparable companies. Additional information on Goodwill can be found in Footnote 5 to the Consolidated Financial Statements.

We amortize the cost of identifiable intangible assets (either through acquisition or as part of intellectual property) over their estimated useful lives unless such lives are deemed indefinite. We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset.

Exit Costs

In 2001 and 2002, we experienced a material decrease in demand for our domestic operations. To reflect this decreased demand, we made attempts to realign our real estate capacity needs and thus vacate and reorganize certain office space.

In 2002, management determined that we would not be able to utilize this vacated office space. This determination eliminated the economic benefit associated with the vacated office space. As a result, we recorded $9.0 million of contract termination costs in 2002, mainly due to costs that will continue to be incurred under the lease contract for its remaining term without economic benefit to us. These termination costs were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the time an entity commits to a plan. In 2003 and 2004, we recaptured $284,000 and $897,000, respectively, of these costs relating to the settlement of the abandoned space. We continually look for ways to either settle or sublease our remaining abandoned real estate and review, as necessary, our assumptions associated with our abandoned real estate. The average remaining lease term for the lease obligations included herein is approximately 5 years. Additional information on Exit Costs can be found in Footnote 16 to the Consolidated Financial Statements.

EXECUTIVE SUMMARY

We believe that economic conditions strengthened in 2004, both in the United States and abroad, which favorably impacts both MPS and our industry. For 2004, we were able to grow revenue in all of our operating units. In addition to the improved macroeconomic conditions, we believe this growth resulted from our investments in staff, the ability to execute our acquisition strategy, new service offerings, and new office openings. We expect our revenue to continue to be impacted by general macroeconomic conditions in 2005.

Our revenue increased 30.2% from 2003, while our operating income increased 45.6% from 2003. However, our gross margin decreased 90 basis points due to lower gross margins in our IT services division and European Professional services segment, and a higher concentration of our revenue being generated from our lowest gross margin segment, the European IT services segment. For 2005, we will continue to look for opportunities to increase gross margin along with increasing operating leverage within each segment. In addition, we have a foundation for growth with more than $100 million of cash on hand at year-end, a $150 million credit facility with no outstanding borrowings, no long-term debt, and working capital of $232.1 million.

The following detailed analysis of operations should be read in conjunction with the 2004 Consolidated Financial Statements and related footnotes included elsewhere in this Form 10-K.

Results of Operations for the Three Years Ended December 31, 2004

Consolidated revenue was $1,426.8 million, $1,096.0 million, and $1,119.2 million in 2004, 2003 and 2002, respectively, increasing by 30.2% in 2004 and decreasing by 2.1% in 2003.

Consolidated gross profit was $360.8 million, $287.1 million, and $284.8 million in 2004, 2003 and 2002, respectively, increasing by 25.6% and by 0.8% in 2004 and 2003, respectively. The consolidated gross margin was 25.3%, 26.2% and 25.5% in 2004, 2003 and 2002, respectively.

Consolidated operating expenses were $308.7 million, $251.3 million, and $281.1 million, in 2004, 2003 and 2002, respectively, increasing by 22.8% in 2004 and decreasing by 10.6% in 2003. General and administrative (G&A) expenses, which are included in operating expenses, were $293.8 million, $234.6 million, and $235.7 million, in 2004, 2003 and 2002, respectively, increasing by 25.2% in 2004 and decreasing by 0.5% in 2003.

Consolidated operating income was $52.1 million, $35.8 million, and $3.8 million in 2004, 2003 and 2002, respectively, increasing by 45.5% in 2004. Operating income as a percentage of revenue was 3.7%, 3.3% and 0.3% in 2004, 2003 and 2002, respectively.

Segments

Professional Services division

North American Professional Services segment

Revenue in our North American Professional services segment was $429.6 million, $315.8 million, and $281.6 million, for 2004, 2003 and 2002, respectively, increasing by 36.0% and by 12.1% in 2004 and 2003, respectively. Acquisitions contributed $60.6 million, $19.6 million, and $9.1 million in revenue in 2004, 2003 and 2002, respectively. The following contributed to the increase in revenue for both 2004 and 2003: we executed on our acquisition strategy; we made considerable investments in staff; and we introduced additional service offerings. We completed 10 acquisitions from 2002 to 2004, and between these acquisitions and internal staff investments, we increased our staff headcount by 51% in 2004 compared to 9% in 2003. The internal staff investments were in anticipation of increased demand and were coupled with the added service offerings to our Special Counsel, Accounting Principals, and Soliant Health brands/operating units in 2004.

Revenue contribution in the North American Professional services operating units for 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Entegee	49.6%	56.9%	61.3%
Special Counsel	24.5	24.8	20.8
Accounting Principals	13.3	9.6	11.8
Soliant Health	11.7	6.2	3.2
Other	0.9	2.5	2.9

Gross profit in our North American Professional services segment was $123.8 million, $89.1 million, and $79.7 million, for 2004, 2003 and 2002, respectively, increasing by 38.9% and by 11.8% in 2004 and 2003, respectively. Acquisitions contributed $19.7 million, $6.1 million, and $2.7 million in gross profit in 2004, 2003 and 2002, respectively. Gross margin in our North American Professional services segment was 28.8%, 28.2% and 28.3% in 2004, 2003 and 2002, respectively. The increase in gross margin in 2004 was due primarily to an increase in direct hire fees. Direct hire fees, which generate higher margin, increased to 4.5% of the segment’s revenue, from 3.6% in 2003.

G&A expenses in our North American Professional services segment were $88.4 million, $69.3 million, and $60.3 million, in 2004, 2003 and 2002, respectively, increasing by 27.5% and by 14.9% in 2004 and 2003, respectively. As a percentage of revenue, G&A expenses were 20.6%, 21.9%, and 21.4%, for 2004, 2003 and 2002, respectively. The increase in G&A expenses for both 2004 and 2003 was due primarily to the increase in compensation expense related to the increases in the segment’s revenue, our investment in additional sales and recruiting personnel, and additional G&A from Acquisitions.

Operating income was $30.9 million, $16.0 million, and $15.1 million in 2004, 2003 and 2002, respectively, increasing by 93.1% and by 6.0% in 2004 and 2003, respectively. Operating income as a percentage of revenue was 7.2%, 5.1% and 5.4% in 2004, 2003 and 2002, respectively.

European Professional Services segment

Revenue in our European Professional services segment was $289.1 million, $198.3 million, and $177.7 million, for 2004, 2003 and 2002, respectively, increasing by 45.8% and by 11.6% in 2004 and 2003, respectively. Changes in foreign currency exchange rates contributed $31.2 million in revenue from 2003 to 2004, and $16.0 million in revenue from 2002 to 2003. The increase in revenue in 2004 was due primarily to an overall improvement of the economic environment, coupled with our substantial investment in sales and recruiting personnel across our service lines. We increased our staff headcount by 31% in 2004 in anticipation of increased demand. The increase in revenue in 2003 was due primarily to diversifying our client base including moving into sectors, such as public sector and not-for-profit organizations that we historically have not relied upon. Traditionally, this segment has focused on servicing financial services, accounting and finance, and human resources clients.

Gross profit in our European Professional services segment was $80.4 million, $58.2 million, and $54.4 million, in 2004, 2003 and 2002, respectively, increasing by 38.1% and by 7.0% in 2004 and 2003, respectively. Changes in foreign currency exchange rates contributed $8.7 million in gross profit from 2003 to 2004, and $4.7 million from 2002 to 2003. Gross margin in our European Professional services segment was 27.8%, 29.4%, and 30.6% in 2004, 2003 and 2002, respectively. The decrease in gross margin in 2004 was due to a shift in the mix of services provided by this segment along with the increased competition for candidates. We have been able to increase our bill rates in 2004 from our 2003 and 2002 levels. However, the increased competition for candidates has led to a greater increase in pay rates, and therefore a decrease in the bill and pay rate spread. The decrease in gross margin in 2003 was due primarily to a decrease in direct hire fees. Direct hire fees decreased to 6.8% of the segment’s revenue in 2003, from 8.0% in 2002.

G&A expenses in our European Professional services segment were $65.6 million, $44.6 million, and $36.7 million, in 2004, 2003 and 2002, respectively, increasing by 47.3% and by 21.5% in 2004 and 2003, respectively. As a percentage of revenue, G&A expenses were 22.7%, 22.5%, and 20.6%, for 2004, 2003 and 2002, respectively. The increase in G&A expenses was due to the following: the increase in compensation expense related to the increases in the segment’s revenue in 2004 and 2003; our investment in additional sales and recruiting personnel in 2004; the effect of exchange rates in 2004 and 2003; and additional infrastructure expenses and costs to retain personnel in 2003.

Operating income was $13.2 million, $12.5 million, and $16.2 million in 2004, 2003 and 2002, respectively, increasing by 4.8% in 2004 and decreasing by 22.8% in 2003. Operating income as a percentage of revenue was 4.6%, 6.3% and 9.1% in 2004, 2003 and 2002, respectively.

IT Services division

North American IT Services segment

Revenue in our North American IT services segment was $459.5 million, $401.2 million, and $484.6 million, for 2004, 2003 and 2002, respectively, increasing by 14.5% in 2004 and decreasing by 17.2% in 2003. The increase in revenue in 2004 was due to a combination of increased spending on IT initiatives by our clients and our investment in staff. In order to capitalize on the improving macroeconomic trends, we increased our staff headcount by 15% during 2004. Revenue from this segment in 2003 was adversely impacted by the diminished demand for IT-related services. Specifically, our customers in 2003 continued to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Revenue within the North American IT services segment is generated primarily from Modis, as it generated 82.8%, 81.5% and 82.5% of the segment’s revenue for 2004, 2003 and 2002, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit in our North American IT services segment was $123.8 million, $112.8 million, and $122.8 million, in 2004, 2003 and 2002, respectively, increasing by 9.8% in 2004 and decreasing by 8.1% in 2003. Gross margin in our North American IT services segment was 26.9%, 28.1%, and 25.4% in 2004, 2003 and 2002, respectively. The decrease in gross margin in 2004 was due primarily to lower utilization of Idea Integration’s salaried consultants and to Modis’ increased presence on national vendor lists. Revenue from clients on a national vendor list tends to generate a lower gross margin due to these clients’ buying power. Modis was able to stabilize gross margin in the second half of 2004 by increasing its proportion of revenue from middle market clients, which tend to generate a higher gross margin. In conjunction with the uncertainties surrounding the economy in 2002 and 2003, our clients reduced the number of approved vendors. We looked for Modis to remain on these vendor lists so that we would be poised for growth when macroeconomic conditions were more favorable. The increase in gross margin in 2003 was due primarily to higher utilization of Idea Integration’s salaried consultants and Modis more effectively managing the bill and pay rates spread.

G&A expenses in our North American IT services segment were $87.2 million, $78.7 million, and $94.1 million, in 2004, 2003 and 2002, respectively, increasing by 10.8% and decreasing by 16.4% in 2004 and 2003, respectively. As a percentage of revenue, G&A expenses were 19.0%, 19.6%, and 19.4%, for 2004, 2003 and 2002, respectively. G&A expenses were affected by the following: the increase and decrease in compensation expense related to this segment’s increased 2004 revenue and decreased 2003 revenue, respectively; and our investment in additional sales and recruiting personnel in 2004.

Operating income was $28.0 million, $23.2 million, and $15.6 million in 2004, 2003 and 2002, respectively, increasing by 20.7% in 2004 and by 48.7% in 2003. Operating income as a percentage of revenue was 6.1%, 5.8% and 3.2% in 2004, 2003 and 2002, respectively.

European IT Services segment

Revenue in our European IT services segment was $248.8 million, $180.7 million, and $175.2 million, for 2004, 2003 and 2002, respectively, increasing by 37.7% and by 3.1% in 2004 and 2003, respectively. Changes in foreign currency exchange rates contributed $26.9 million in revenue from 2003 to 2004, and $14.6 million in revenue from 2002 to 2003. The increase in revenue in 2004 was due to increased spending on IT initiatives by our UK market clients.

Gross profit in our European IT services segment was $32.8 million, $27.0 million, $27.9 million, in 2004, 2003 and 2002, respectively, increasing by 21.5% in 2004 and decreasing by 3.2% in 2003. Changes in foreign currency exchange rates contributed $3.5 million in gross profit from 2003 to 2004, and $2.2 million in gross profit from 2002 to 2003. Gross margin in our European IT services segment was 13.2%, 14.9%, and 15.9% in 2004, 2003 and 2002, respectively. The decrease in gross margin was due primarily to a higher proportion of the segment’s growth being in the UK market, compared to the continental European market, and to a lesser extent, a shift in the mix of services provided by the segment. Our gross margins from revenue generated in the UK market are generally lower than those in the continental European market.

G&A expenses in our European IT services segment were $29.2 million, $22.9 million, and $22.3 million, in 2004, 2003 and 2002, respectively, increasing by 27.6% and by 2.7% in 2004 and 2003, respectively. As a percentage of revenue, G&A expenses were 11.7%, 12.6%, and 12.7%, for 2004, 2003 and 2002, respectively. The increase in G&A expenses was due to the increase in compensation expense related to the increases in the segment’s revenue in 2004, and the effect of exchange rates in 2004 and 2003.

Operating income was $2.4 million, $2.9 million, and $4.7 million in 2004, 2003 and 2002, respectively, decreasing by 17.2% and by 38.3% in 2004 and 2003, respectively. Operating income as a percentage of revenue was 1.0%, 1.6% and 2.7% in 2004, 2003 and 2002, respectively.

Corporate expenses and charges (recaptures)

Included in consolidated operating expenses for 2002 was a $25.1 million charge for an investment impairment and exit costs. Included in consolidated operating expenses for 2003 and 2004, respectively, was a $284,000 and an $897,000 recapture for these exit costs.

The 2002 charge of $25.1 million was comprised of the following: (i) We elected not to participate in a recapitalization of a minority investment originally made in 1996. This election resulted in our investment being impaired. As a result, we wrote off the investment in its entirety resulting in a $16.2 million charge; (ii) We recorded a $9.0 million charge for exit costs associated with the abandonment of excess real estate obligations for certain vacant office space.

In 2003 and 2004, we recaptured $284,000 and $897,000, respectively, of the costs relating to the settlement of the abandoned office space. Changes to the local real estate economy where we have this abandoned real estate, and other factors originally unforeseen to us, allowed us the opportunity to either settle or find acceptable subleasing opportunities earlier than or for more than what we originally anticipated.

Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, and treasury, that are not attributable to our operating units. Unallocated corporate expense was $23.3 million, $19.1 million and $22.8 million, in 2004, 2003 and 2002, respectively, increasing 22.0% in 2004 and decreasing 16.2% in 2003. The increase in unallocated corporate expense in 2004 was due primarily to expenses related to the adoption of and compliance with the new internal control requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 and the standards of the Public Company Accounting Oversight Board, and to a lesser extent, higher incentive executive compensation based on the Company’s improved financial performance. The decrease in unallocated corporate expense in 2003 was due primarily to the elimination of duplicative corporate infrastructure, and to a lesser extent, lower provisions for incentive executive compensation based on the Company’s financial performance. As a percentage of revenue, unallocated corporate expense was 1.6%, 1.7% and 2.0%, for 2004, 2003 and 2002, respectively.

Consolidated other income (expense), net, was $1.4 million, $0.6 million, and $3.9 million in 2004, 2003 and 2002, respectively. Other income (expense), net, primarily includes interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility. In 2002 we had outstanding borrowings and incurred interest expense in connection therewith.

The consolidated income tax provision was $18.2 million, $14.5 million, and $13.8 million in 2004, 2003 and 2002, respectively. Included in the 2004 income tax provision was a $1.3 million tax benefit associated with the settlement of a state income tax audit in the second quarter of 2004. Included in the provision for 2002 was an $8.7 million charge for an agreed upon adjustment related to an audit by the Internal Revenue Service of prior years’ tax returns. This charge, net of the tax benefit on the previously mentioned investment impairment and exit costs in 2002, increased the 2002 income tax provision by $3.5 million. Pre-tax income increased in 2004 compared to 2003, and in 2003 compared to 2002. This increase resulted in a lower effective income tax rate each year.

Consolidated income (loss) from continuing operations before cumulative effect of accounting change was $35.4 million, $21.8 million and a $14.0 million loss, in 2004, 2003, and 2002, respectively. The charge for the above investment impairment and exit costs in 2002 and the subsequent exit costs recaptures in 2003 and 2004, had a 2.3%, 0.1%, and 0.1% impact, respectively, on operating income as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

Changes to our liquidity during 2004, 2003 and 2002 are due primarily to the net effect of (i) funds generated by operations and stock option exercises, and (ii) funds used for acquisitions, repurchases of common stock and capital expenditures. We expect this to be consistent for 2005.

In 2004, cash of $71.3 million used in both investing and financing activities exceeded the $53.0 million of cash provided from operating activities, the effect of exchange rates and discontinued operations. Our net use of cash in 2004 was due to the following: our increased acquisition activity; the use of our Board-approved stock repurchase program; and a lower level of cash provided by operations. In 2003, cash of $80.6 million provided from operating activities, financing activities, the effect of exchange rates and discontinued operations, exceeded the $22.7 million of cash used for investing activities. In 2002, cash of $117.0 million provided from operating activities, the effect of exchange rates and discontinued operations, exceeded the $99.2 million of cash used for investing and financing activities. The below table highlights working capital and cash and cash equivalents as of December 31, 2004, 2003 and 2002, respectively:

	December 31,
(dollar amounts in millions)	2004	2003	2002
Working capital	$232.1	$216.9	$171.2
Cash and cash equivalents	106.5	124.8	66.9

For 2004, 2003, and 2002, we generated $50.2 million, $70.3 million, and $111.5 million of cash flow from operations, respectively. The decrease in cash flow from operations in 2004, was due primarily to the use of working capital to support our revenue growth. This growth increased the cash needed to fund accounts receivable, as we collect receivables within an average of 50 days, while primarily paying our employees on a weekly basis. The decrease in cash flow from operations in 2003, from 2002, was due primarily to the normalizing of receivables collection. In 2001 and 2002, the main elements of our back office integration and consolidation efforts were being completed. These efforts led to substantial improvements in receivables collection for 2002.

For 2004, we used $57.3 million of cash for investing activities, of which $50.2 million, net of cash acquired, was used for Acquisitions, and $9.6 million was used for capital expenditures. These uses were partially offset by $2.4 million of proceeds from the sale of certain assets of our executive search brand.

For 2003, we used $22.7 million of cash for investing activities, of which $15.9 million, net of cash acquired, was used for Acquisitions, and $6.8 million was used for capital expenditures. For 2002, we used $12.7 million of cash for investing activities, of which $6.7 million, net of cash acquired, was used for Acquisitions, and $6.0 million was used for capital expenditures.

For 2004, we used $14.0 million of cash for financing activities, primarily for $30.9 million of stock repurchases, net of $18.3 million generated from stock option exercises.

For 2003, we generated $2.7 million of cash from financing activities, primarily from $10.9 million of stock option exercises, net of $7.6 million used for stock repurchases.

For 2002, we used $86.5 million of cash for financing activities, primarily for $101.4 million of repayments on our previous credit facility, net of $16.9 million generated from stock option exercises. In addition, we used $1.4 million for stock repurchases. These repayments were mainly funded from cash flows from operations.

Our Board of Directors authorized the repurchase of up to $65 million of our Common stock. We repurchased 3.5 million shares at a cost of $30.9 million in 2004, which brought the total amount repurchased under this plan to 5.1 million shares at a cost of $39.9 million at December 31, 2004. We anticipate that we will continue to purchase shares under this authorization in the future. We have not repurchased any shares to date in 2005.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, during the next twelve months, will be approximately $10 million.

While there can be no assurance in this regard, we believe that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet our presently anticipated needs for working capital, capital expenditures, repurchases of common stock and acquisitions for at least the next 12 months.

Indebtedness, Contractual Obligations, and Commercial Commitments of the Company

The following are contractual cash obligations and other commercial commitments at December 31, 2004:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual cash obligations
Operating leases	$53,367	$14,605	$26,740	$9,836	$2,186
Other	2,553	2,553	—	—	—

Total contractual cash obligations	$55,920	$17,158	$26,740	$9,836	$2,186

	Amount of Commitment Expiration per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$4,443	$4,443	$—	$—	$—

Total commercial commitments	$4,443	$4,443	$—	$—	$—

In 2003, we closed on a $150 million revolving credit facility syndicated by a group of leading financial institutions. The credit facility contains certain financial and non-financial covenants relating to our operations, including maintaining certain financial ratios. Repayment, if applicable, of funds borrowed under the credit facility is guaranteed by substantially all of our subsidiaries. The facility matures in November 2006. At December 31, 2004 and March 1, 2005, there were no borrowings outstanding under this facility, other than $4.4 million of standby letters of credit for certain operational matters.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides guidance under FASB Statement No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. Based upon our preliminary evaluation of the effects of the repatriation provision, we do not expect to apply this provision.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following assessment of our market risks does not include uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax and credit risks.

Our exposure to market risk for changes in interest rates relates primarily to debt obligations under the credit facility and to our investments. We have an investment portfolio consisting of cash and cash equivalents including deposits in banks, money market funds, and short-term investments with maturities of 90 days or less. We are adverse to principal loss and seek to preserve our invested funds by placing these funds with high credit quality issuers. We evaluate our invested funds to respond appropriately to a reduction in the credit rating of any investment issuer or guarantor.

We are exposed to the impact of foreign currency fluctuations. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our international operations generated approximately 38% of 2004 consolidated revenue, approximately 97% of which was from the United Kingdom.

Our international operations transact business in their functional currency. As a result, fluctuations in the value of foreign currencies against the U.S. dollar have an impact on reported results. Revenues and expenses denominated in foreign currencies are translated into U.S dollars at monthly average exchange rates prevailing during the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of our non-U.S. markets, our reported results vary.

Fluctuations in exchange rates impact the U.S. dollar amount of Stockholders’ Equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of a reporting period. The resulting translation adjustments are recorded in Stockholders’ Equity, as a component of Accumulated Other Comprehensive Income, in our Consolidated Balance Sheets.

We prepared a sensitivity analysis to determine the adverse impact of hypothetical changes in the British pound sterling, relative to the U.S. Dollar, on our results of operations and cash flows. However, the analysis did not include the potential impact on sales levels resulting from a change in the British pound sterling. An additional 10% adverse movement in the exchange rate would have had an immaterial impact on our cash flows and financial position at December 31, 2004. While fluctuations in the British pound sterling have not historically had a material impact on our consolidated results of operations, the higher level of earnings resulting from an increase in demand for the services provided by our international operations have increased the impact of exchange rate fluctuations. As of December 31, 2004, we have not entered into any foreign currency derivative instruments.

We are exposed to minimal price fluctuations on equity mutual funds that are contained with our company-owned life insurance. The cash surrender value of the company-owned life insurance was $7.7 million at December 31, 2004, and is included in ‘Other assets, net’ in the consolidated Balance Sheets. Changes to the cash surrender value are recognized in ‘Other income (expense), net’ on our Consolidated Statements of Operations. This company-owned life insurance is intended to be used to settle our obligations of deferred compensation. Therefore, a corresponding employee liability is included in ‘Other’ in the Liabilities section of the Consolidated Balance Sheets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	Consolidated Financial Statements: The following consolidated financial statements are included in this Annual Report on Form 10-K:

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of MPS Group, Inc.:

We have completed an integrated audit of MPS Group, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of MPS Group, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill upon the adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Jacksonville, Florida

March 14, 2005

Management’s Report on Internal Control over Financial Reporting

Management of MPS Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

MPS Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands)	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$106,497	$124,830
Accounts receivable, net of allowance of $9,836 and $12,899	209,512	159,359
Prepaid expenses	6,405	6,417
Deferred income taxes	836	2,200
Other	15,532	10,662

Total current assets	338,782	303,468
Furniture, equipment, and leasehold improvements, net	26,878	29,488
Goodwill, net	529,292	486,630
Deferred income taxes	48,518	62,464
Other assets, net	11,134	11,101

Total assets	$954,604	$893,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	51,944	32,601
Accrued payroll and related taxes	45,353	37,848
Income taxes payable	9,352	16,140

Total current liabilities	106,649	86,589
Other	12,292	13,100

Total liabilities	118,941	99,689

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 108,434,541 and 104,576,204 shares issued, respectively	1,085	1,046
Additional contributed capital	664,440	634,492
Retained earnings	197,966	162,546
Accumulated other comprehensive income	18,497	6,933
Deferred stock compensation	(6,383)	(2,495)
Treasury stock, at cost (5,078,514 and 1,613,400 shares at December 31, 2004 and 2003)	(39,942)	(9,060)

Total stockholders’ equity	835,663	793,462

Total liabilities and stockholders’ equity	$954,604	$893,151

See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(dollar amounts in thousands except per share amounts)	2004	2003	2002
Revenue	$1,426,842	$1,096,030	$1,119,156
Cost of revenue	1,066,055	808,890	834,318

Gross profit	360,787	287,140	284,838

Operating expenses:
General and administrative	293,776	234,614	235,673
Depreciation and intangibles amortization	15,775	17,009	20,256
Exit costs (recapture)	(897)	(284)	8,967
Impairment of investment	—	—	16,165

Total operating expenses	308,654	251,339	281,061

Operating income	52,133	35,801	3,777
Other income (expense), net	1,437	553	(3,947)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	53,570	36,354	(170)
Provision for income taxes	18,150	14,519	13,832

Income (loss) from continuing operations before cumulative effect of accounting change	35,420	21,835	(14,002)
Discontinued operations (Note 17):
Income (loss) from discontinued operations (net of income taxes of $(1,289) and $759, respectively)	—	(2,395)	1,410
Loss on disposition of discontinued operations (net of a $11,133 income tax benefit)	—	(20,675)	—

Income (loss) from operations before cumulative effect of accounting change	35,420	(1,235)	(12,592)
Cumulative effect of accounting change (net of $112,953 income tax benefit)	—	—	(553,712)

Net income (loss)	$35,420	$(1,235)	$(566,304)

Basic net income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.34	$0.21	$(0.14)
Income (loss) from discontinued operations, net of tax	—	(0.02)	0.01
Loss on disposition of discontinued operations, net of tax	—	(0.20)	—
Cumulative effect of accounting change, net of tax	—	—	(5.49)

Basic net income (loss) per common share	$0.34	$(0.01)	$(5.62)

Average common shares outstanding, basic	102,804	101,680	100,833

Diluted net income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.33	$0.21	$(0.14)
Income (loss) from discontinued operations, net of tax	—	(0.02)	0.01
Loss on disposition of discontinued operations, net of tax	—	(0.20)	—
Cumulative effect of accounting change, net of tax	—	—	(5.49)

Diluted net income (loss) per common share	$0.33	$(0.01)	$(5.62)

Average common shares outstanding, diluted	106,842	104,518	100,833

See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Stock Compensation	Treasury Stock	Total
(dollar amounts in thousands except share amounts)	Shares	Amount
Balance, December 31, 2001	98,306,783	$983	$594,061	$730,085	$(9,400)	$(4,918)	$—	$1,310,811
Comprehensive loss:
Net loss	—	—	—	(566,304)	—	—	—
Foreign currency translation	—	—	—	—	7,958	—	—
Derivative instruments, net of related tax benefit	—	—	—	—	1,508	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(556,838)
Issuance of common stock related to business combinations	1,149,679	11	8,714	—	—	—	—	8,725
Exercise of stock options and related tax benefit	2,871,696	29	18,023	—	—	—	—	18,052
Purchase of treasury stock	—	—	—	—	—	—	(1,434)	(1,434)
Issuance of restricted stock	203,333	2	1,281	—	—	(1,283)	—	—
Vesting of restricted stock	—	—	—	—	—	2,243	—	2,243

Balance, December 31, 2002	102,531,491	1,025	622,079	163,781	66	(3,958)	(1,434)	781,559
Comprehensive loss:
Net loss	—	—	—	(1,235)	—	—	—
Foreign currency translation	—	—	—	—	6,867	—	—
Total comprehensive loss	—	—	—	—	—	—	—	5,632
Exercise of stock options and related tax benefit	2,044,713	21	12,413	—	—	—	—	12,434
Purchase of treasury stock	—	—	—	—	—	—	(7,626)	(7,626)
Vesting of restricted stock	—	—	—	—	—	1,463	—	1,463

Balance, December 31, 2003	104,576,204	1,046	634,492	162,546	6,933	(2,495)	(9,060)	793,462
Comprehensive Income:
Net income	—	—	—	35,420	—	—	—
Foreign currency translation	—	—	—	—	11,564	—	—
Total comprehensive income	—	—	—	—	—	—	—	46,984
Exercise of stock options and related tax benefit	3,283,337	33	23,454	—	—	—	—	23,487
Purchase of treasury stock	—	—	—	—	—	—	(30,882)	(30,882)
Issuance of restricted stock	575,000	6	6,494	—	—	(6,500)	—	—
Vesting of restricted stock	—	—	—	—	—	2,612	—	2,612

Balance, December 31, 2004	108,434,541	$1,085	$664,440	$197,966	$18,497	$(6,383)	$(39,942)	$835,663

See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollar amounts in thousands)	2004	2003	2002
Cash flows from operating activities of continuing operations:
Income (loss) from continuing operations before cumulative effect of accounting change	$35,420	$21,835	$(14,002)
Adjustments to income (loss) from continuing operations before cumulative effect of accounting change to net cash provided by operating activities of continuing operations:
Exit costs (recapture)	(897)	(284)	8,967
Impairment of investment	—	—	16,165
Deferred income taxes	19,256	6,284	29,172
Deferred compensation	2,612	1,465	2,243
Depreciation and identified intangibles amortization	15,755	17,009	20,256
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(43,757)	31,235	49,868
Prepaid expenses and other assets	480	(1,712)	(1,969)
Accounts payable and accrued expenses	20,461	(4,841)	5,876
Accrued payroll and related taxes	5,148	2,204	(4,690)
Other, net	(4,253)	(2,857)	(373)

Net cash provided by operating activities of continuing operations	50,225	70,338	111,513

Cash flows from investing activities of continuing operations:
Proceeds from sale of assets	2,442	—	—
Purchase of furniture, equipment, and leasehold improvements, net of disposals	(9,565)	(6,880)	(6,016)
Purchase of businesses, net of cash acquired	(50,223)	(15,864)	(6,739)

Net cash used in investing activities of continuing operations	(57,346)	(22,744)	(12,755)

Cash flows from financing activities:
Repurchases of common stock	(30,882)	(7,626)	(1,434)
Discount realized on employee stock purchase plan	(433)	(389)	(494)
Proceeds from stock options exercised	18,251	10,867	16,881
Repayments on indebtedness	(893)	(163)	(101,423)

Net cash provided by (used in) financing activities	(13,957)	2,689	(86,470)

Effect of exchange rate changes on cash and cash equivalents	2,308	4,714	1,541

Net increase (decrease) in cash and cash equivalents	(18,770)	54,997	13,829
Net cash provided by discontinued operations	437	2,899	3,897
Cash and cash equivalents, beginning of year	124,830	66,934	49,208

Cash and cash equivalents, end of year	$106,497	$124,830	$66,934

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
(dollar amounts in thousands)	2004	2003	2002
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$598	$1,234	$4,534
Income taxes (refunded) paid	5,106	(3,838)	6,214
COMPONENTS OF CASH PROVIDED BY DISCONTINUED OPERATIONS
Cash provided by (used in) operating activities	$437	$(4,987)	$4,368
Cash provided by (used in) investing activities	—	7,886	(471)

Net cash provided by discontinued operations	$437	$2,899	$3,897

NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company completed seven acquisitions in 2004, two acquisitions in 2003 and one acquisition in 2002. In connection with the acquisitions, liabilities were assumed as follows:

	Years Ended December 31,
	2004	2003	2002
Fair value of assets acquired	$59,816	$18,839	$7,367
Cash paid	(48,201)	(16,322)	(7,000)

Liabilities assumed	$11,615	$2,517	$367

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

MPS Group, Inc. (‘MPS’ or the ‘Company’) (New York Stock Exchange symbol: MPS) is a leading provider of business services with over 185 offices throughout the United States, Canada, the United Kingdom, and continental Europe. The Company delivers specialty staffing, consulting and business solutions to virtually all industries in the following disciplines and through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark® , Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Health Care	Soliant Health®
Human Capital Automation	Beeline®

Historically, the Company has presented the financial results of the above brands under three reporting segments: Professional services, IT services, and IT solutions. In an effort to better align the reporting of the Company’s financial results with the manner in which the Company currently manages its business, the Company revised its presentation of its financial results from three to four reporting segments in the fourth quarter of 2004. The Company’s four reporting segments are North American Professional services, European Professional services, North American IT services and European IT services. Prior periods have been restated to conform to this presentation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include deposits in banks, money market funds, and short-term investments with maturities of 90 days or less.

Furniture, Equipment, and Leasehold Improvements

Furniture, equipment, and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the related assets. The Company has developed a proprietary software package which allows the Company to implement imaging, time capture, and data-warehouse reporting. The costs associated with the development of this proprietary software package have been capitalized, and are being amortized over a five-year period. See Footnote 13 to the Consolidated Financial Statements.

The Company adopted Statements of Financial Accounting Standards (‘SFAS’) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of January 1, 2002. The Company evaluates the recoverability

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of its carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Carrying value write-downs and gains and losses on disposition of property and equipment are reflected in Operating income on the Consolidated Statements of Operations.

Goodwill and Other Identifiable Intangible Assets

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. In connection with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform goodwill impairment reviews, at least annually, utilizing a fair-value approach. Additionally, SFAS No. 142 required a transitional goodwill impairment review upon adoption.

The Company adopted SFAS No. 142 as of January 1, 2002. After performing the required transitional goodwill impairment tests, the Company recognized a loss of $553.7 million, net of an income tax benefit of $113.0 million, and recorded the loss (net of the related tax benefit) as a cumulative effect of an accounting change in the Consolidated Statement of Operations for 2002. The Company performed additional valuation testing during the fourth quarter of 2002, 2003 and 2004 (its designated timing of the annual impairment test under SFAS No. 142) and did not incur any further impairment. The Company plans to perform our next annual impairment review during the fourth quarter of 2005. An impairment review prior to its next scheduled annual review may be required if certain events occur, including lower than forecasted earnings levels for various reporting units. In addition, changes to other assumptions could significantly impact the Company’s estimate of the fair value of its reporting units. Such a change may result in a goodwill impairment charge, which could have a significant impact on the reportable segments that include the related reporting units and the Consolidated Financial Statements.

As part of the Company’s goodwill impairment reviews, fair value was calculated using an equally blended value of a discounted cash flow analysis and market comparables. In contrast to SFAS 142, the prior accounting standard (SFAS No. 121) required the use of undiscounted cash flow estimates over the remaining useful life of the goodwill and other long-lived assets as a step 1 test for possible impairment. Under SFAS No. 121, the concept of recoverability of the goodwill over the useful life of the asset was the underlying test for impairment as opposed to fair value under SFAS No. 142. This fundamental difference in the underlying methodologies of testing for impairment of goodwill in SFAS No. 121 and SFAS No. 142 caused the Company to attribute the resulting impairment from the initial valuation completed on January 1, 2002 to a change in accounting principle upon the adoption of SFAS No. 142. Projected cash flows, used for both SFAS No. 121 and No. 142 testing, considered the effects from the then downturn in its business.

As mentioned above, the Company used an equally blended value of a discounted cash flow analysis and market comparables to arrive at fair value for SFAS No. 142. For the discounted cash flow analysis, significant assumptions included expected future revenue growth rates, reporting unit profit margins, working capital levels and a discount rate. The revenue growth rates and reporting unit profit margins are based, in part, on its expectation of an improving economic environment. Market comparables included a comparison of the market ratios and performance fundamentals from comparable companies. The use of these measurement criteria is consistent with the underlying concepts used in determining the fair value of a company or reportable unit under the market approach. The market ratios the Company used refer to the multiples of revenue and earnings of comparable companies and the performance fundamentals refer to the consideration of the effects of the differences in the operating metrics, ie. growth rates, operating margins, gross margins, etc. on its value versus the comparable companies.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From 2002 to 2004, the Company acquired ten businesses: four legal staffing businesses acquired in February of 2003, August of 2003, August of 2004, and October of 2004; three health care staffing businesses acquired in June of 2002, February of 2004, and March of 2004; and three accounting staffing businesses acquired in February of 2004, July of 2004, and October 2004. These acquisitions were recorded in accordance with the provisions of SFAS No. 141 Business Combinations. See Footnote 3 (Business Combinations) and Footnote 5 (Goodwill And Other Identifiable Intangible Assets) to the Consolidated Financial Statements.

Revenue Recognition

The Company recognizes substantially all revenue at the time services are provided and is recorded on a time and materials basis. In most cases, the consultant is the Company’s employee and all costs of employing the worker are the responsibility of the Company and are included in cost of revenue. Revenues generated when the Company permanently places an individual with a client are recorded at the time of start.

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

Stock-Based Compensation

During December 2002, the FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which provides for alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for its employee and director stock option plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company, by applying the fair value recognition provisions of SFAS No. 148 to stock-based

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee compensation, net (loss) income and (loss) earnings per share would have been reduced to the pro forma amounts indicated below.

(dollar amounts in thousands except per share amounts)	2004	2003	2002
Net income (loss)
As reported	$35,420	$(1,235)	$(566,304)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,705)	(4,796)	(4,451)

Pro forma	$32,715	$(6,031)	$(570,755)

Basic net income (loss) per common share
As reported	$0.34	$(0.01)	$(5.62)
Pro forma	$0.32	$(0.06)	$(5.66)
Diluted net income (loss) per common share
As reported	$0.33	$(0.01)	$(5.62)
Pro forma	$0.31	$(0.06)	$(5.66)

The weighted average fair values of options granted during 2004, 2003, and 2002 were $7.48, $5.44, and $3.99 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected dividend yield	—	—	—
Expected stock price volatility	70	70	77
Risk-free interest rate	3.78	3.78	3.78
Expected life of options (years)	5.00	5.00	5.00

The Company expects to adopt the provisions of SFAS No. 123 (revised 2004), Share-Based Payments- (“SFAS 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternatives, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or the effect of adopting SFAS 123R, nor has Company determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Income Taxes

The provision for income taxes is based on income before taxes as reported in the accompanying Consolidated Statements of Operations. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method,

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is subject to periodic review by federal, foreign, state and local taxing authorities in the ordinary course of business. As a result, tax contingencies have been recorded for such items, including amounts related to current audits. These contingencies are adjusted as items are settled for amounts that differ from what was recorded. During 2001, the Company was notified by the Internal Revenue Service that certain prior year income tax returns would be examined. As part of this examination, the company recorded a tax provision of $8.7 million in 2002 for an agreed upon adjustment with the Internal Revenue Service. In 2004, this Internal Revenue Service examination was finalized after it was reviewed and approved by the Joint Committee on Taxation. See Footnote 7 to the Consolidated Financial Statements.

Net Income (Loss) per Common Share

The consolidated financial statements include ‘basic’ and ‘diluted’ per share information. Basic net income per common share information is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share information is calculated by also considering the impact of potential common stock equivalents on both net income and the weighted average number of common shares outstanding. The weighted average number of common shares used in the basic earnings per share computations were 102.8 million, 101.7 million, and 100.8 million in 2004, 2003 and 2002, respectively. The only difference in the computation of basic and diluted earnings per common share is the inclusion of 4.0 million and of 2.8 million potential common shares in 2004 and 2003, respectively. As the Company was in loss position for 2002 from continuing operations, before the cumulative effect of an accounting change, the potential common shares for 2002 were excluded from the calculation of diluted earnings per share, as the shares would have had an anti-dilutive effect. See Footnote 10 to the Consolidated Financial Statements.

Excess Real Estate Obligations

The Company recorded a $9.0 million charge in 2002, of which $284,000 and $897,000 was recaptured in 2003 and 2004, respectively, relating to its abandonment of excess real estate obligations for certain vacant office space.

For the Company’s discontinued outplacement unit operations, the Company recorded $732,000 of contract termination costs in 2002. As a result of the sale of its outplacement unit, the Company recorded an additional $705,000 of contract termination costs in 2003, which is included in ‘Loss on Disposition, net of tax’ on the Company’s Consolidated Statement of Operations.

These charges (recapture) were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the time an entity commits to a plan. See Footnote 16 (Excess Real Estate Obligations) and Footnote 17 (Discontinued Operations) to the Consolidated Financial Statements.

Discontinued Operations

In December 2003, the Company sold certain operating assets and transferred certain operating liabilities of its outplacement unit for $8.0 million in cash while retaining the working capital of the business of

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $2.0 million. The initial after-tax loss on the sale was $20.7 million. The Company recorded the disposition in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Footnote 17 (Discontinued Operations) to the Consolidated Financial Statements.

Impairment of Investment

The Company had a minority investment in a privately held company that was recorded as a non-current asset. The asset was carried at its original cost plus accrued interest. The investment was originally made in 1996 and was set to mature in 2004. In 2002, this privately held company recapitalized at terms, which diluted the value of the Company’s investment. The Company elected not to participate in the recapitalization, which resulted in the investment being impaired. As a result, the Company wrote off the investment in its entirety recognizing a $16.2 million charge in 2002.

The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. The Company periodically monitors an investment for impairment by considering, among other things, the investee’s cash position, projected cash flows, financing needs, liquidation preference, most recent valuation data (including the duration and extent to which the fair value is less than cost), the current investing environment, competition and the Company’s intent and ability to hold the investment.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides guidance under FASB Statement No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, the Company does not expect to apply this provision.

Reclassifications

Certain amounts have been reclassified in 2002 and 2003 to conform to the 2004 presentation.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    BUSINESS COMBINATIONS

In February and March of 2004, the Company acquired the health care staffing businesses Management Search and Sunbelt Staffing Solutions, respectively. In February, July, and October of 2004, the Company acquired the accounting and finance staffing businesses Lillian Kloock, Accounting Alternatives, and Accounting Solutions, respectively. In September and October of 2004, the Company acquired Legal Networks and Alderson Court Reporting, respectively. Purchase consideration totaled $49.2 million in cash, of which $46.8 million was paid at closing. In February and August of 2003, the Company acquired the legal staffing businesses of LawPros and LawCorps, respectively. Purchase consideration totaled $16.0 million in cash, of which $15.3 million was paid at closing. In July 2002, the Company acquired a health care staffing business, Elite Medical (subsequently re-branded as Soliant Health). Purchase consideration totaled $15.9 million, $7.2 million in cash, and 1.1 million shares of MPS Common Stock valued at $8.7 million.

4.    INDEBTEDNESS

Indebtedness at December 31, 2004, 2003 and 2002 consisted of the following:

(dollar amounts in thousands)	2004	2003	2002
Notes payable to former stockholders of acquired companies (interest ranging from 1.2% to 7.0%)	$2,553	$891	$334

	2,553	891	334
Current portion of notes payable	2,553	891	334

Long-term portion of notes payable	$—	$—	$—

The notes payable are included in the line item ‘Accounts payable and accrued expenses’ on the Consolidated Balance Sheets.

In 2003, the Company closed on a $150 million revolving credit facility syndicated to a group of leading financial institutions. The credit facility contains certain financial and non-financial covenants relating to the Company’s operations, including maintaining certain financial ratios. Repayment, if applicable, of the credit facility is guaranteed by substantially all of the subsidiaries of the Company. The facility expires in November 2006. The Company incurred certain costs directly related to obtaining the credit facility in the amount of approximately $1.0 million. These costs have been capitalized and are being amortized over the life of the credit facility, and are included in the line item ‘Other assets, net’ on the Consolidated Balance Sheet. As of December 31, 2004, there were no borrowings outstanding under this facility.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The Company adopted SFAS No. 142 effective January 1, 2002. The changes in the carrying amount of goodwill for 2004, 2003 and 2002, are as follows:

	Professional Services		IT Services		Total
(dollar amounts in thousands)	North America	Europe	North America	Europe
Balance as of December 31, 2002	$135,310	$102,173	$244,758	$29,555	$511,796
2003 acquisitions	12,146	—	—	—	12,146
Reduction of goodwill as a result of the disposition of the outplacement unit	(37,312)	—	—	—	(37,312)

Balance as of December 31, 2003	$110,144	$102,173	$244,758	$29,555	$486,630
2004 acquisitions	42,662	—	—	—	42,662

Balance as of December 31, 2004	$152,806	$102,173	$244,758	$29,555	$529,292

The Company allocated the purchase price of acquisitions in accordance with SFAS No. 141 Business Combinations. At December 31, 2004, 2003 and 2002, there was $3.6 million, $1.6 million and $466,000, respectively, of identifiable intangible assets on the Company’s Consolidated Balance Sheets relating to the Company’s acquisitions in 2002, 2003 and 2004. Identifiable intangible assets relate to the value of the acquired business’ customer relationships at the date of the acquisition and trade names, if applicable.

6.    COMMITMENTS AND CONTINGENCIES

Rent expense, primarily for office premises, was $19.8 million, $23.4 million, and $25.4 million, for 2004, 2003 and 2002, respectively. The Company leases office space under various noncancelable operating leases. The following is a schedule of future minimum lease payments with terms in excess of one year (dollar amounts in thousands):

Year
2005	$14,605
2006	10,646
2007	9,238
2008	6,856
2009	5,618
Thereafter	6,404

$53,367

In addition, as of December 31, 2004, the Company had future purchase commitments of approximately $6.1 million over the next three years, related primarily to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

The Company is a party to a number of lawsuits and claims arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company, its financial position, its results of operations, or its cash flows.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    INCOME TAXES

A comparative analysis of the provision for income taxes from continuing operations is as follows:

	2004	2003	2002
Current:
Federal	$(2,914)	$7,050	$(20,605)
State	(858)	611	1,557
Foreign	2,666	574	3,708

	(1,106)	8,235	(15,340)

Deferred:
Federal	18,618	6,267	32,042
State	93	114	(1,428)
Foreign	545	(97)	(1,442)

	19,256	6,284	29,172

	$18,150	$14,519	$13,832

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes is attributable to the following:

	2004		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tax computed using the federal statutory rate	$18,750	35.0%	$12,724	35.0%	$(60)	(35.0)%
State income taxes, net of federal income tax effect	(765)	(1.4)%	725	2.0%	129	76.0%
Non-deductible meals	1,865	3.5%	1,246	3.4%	1,142	671.8%
Foreign tax credit carryforward	—	—	—	—	(49)	(29.0)%
Investment in subsidiary	—	—	—	—	8,660	5,094.0%
Capital loss carryforward	—	—	—	—	3,661	2,153.5%
Other permanent differences	(1,700)	(3.2)%	(176)	(0.5)%	349	205.2%

	$18,150	33.9%	$14,519	39.9%	$13,832	8,136.5%

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets are as follows:

(dollar amounts in thousands)	2004	2003
Gross deferred tax assets:
Self-insurance reserves	$1,111	$1,394
Allowance for doubtful accounts receivable	1,578	2,704
Foreign tax credit carryforward	19,954	19,507
Net operating loss carryforward	27,943	24,905
Capital loss carryforward	3,661	3,661
Leases	656	1,630
Amortization of goodwill	22,151	41,321
Other	6,145	5,002

Total gross deferred tax assets	83,199	100,124

Valuation allowance	(30,887)	(27,171)

Total gross deferred tax assets, net of valuation allowance	52,312	72,953

Gross deferred tax liabilities:
Other	(2,958)	(8,289)

Total gross deferred tax liabilities	(2,958)	(8,289)

Net deferred tax asset	$49,354	$64,664

Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with temporary differences, operating loss carryforwards and tax credits will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur.

The Company’s valuation allowance at December 31, 2004, consisted of $15.0 million in foreign tax credit carryforwards, $12.2 million in state net operating loss carryforwards, and $3.7 million for a capital loss carryforward. The valuation allowance at December 31, 2003, consisted of $14.7 million in foreign tax credit carryforwards, $8.8 million in state net operating loss carryforwards, and $3.7 million for a capital loss carryforward.

The Company generated a Federal net operating loss carryforward in 2003 resulting in a deferred tax asset of $16.1 million. A portion of the Federal net operating loss was utilized in 2004 reducing this deferred tax asset to $15.7 million. The remaining Federal net operating loss carryforward will expire in 2024.

In addition to deferred tax expense, the Company’s deferred tax asset changed in 2004 for the net tax benefit of stock options and foreign currency recorded in equity in the amount of $5.1 million as well as for the deferred Tax liability related to the Company’s acquisitions in the amount of $1.2 million.

The Company is subject to periodic review by federal, foreign, state and local taxing authorities in the ordinary course of business. As a result, tax contingencies have been recorded for such items, including amounts related to current audits. These contingencies are adjusted as items are settled for amounts that differ from what was recorded. During 2001, the Company was notified by the Internal Revenue Service that certain prior year income tax returns would be examined. As part of this examination, the company recorded a tax provision of $8.7 million in 2002 for an agreed upon adjustment with the Internal Revenue Service. In 2004, this Internal

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Service examination was finalized after it was reviewed and approved by the Joint Committee on Taxation.

Federal income taxes were not provided for on income from foreign subsidiaries (except for Canada), since they are considered to be permanently invested. The total unremitted earnings of these subsidiaries is $21.8 million. If these earnings were remitted, foreign tax credits would substantially offset any resulting federal income tax.

On December 21, 2004, the FASB issued FSP No. 109-2 that provides accounting and disclosure guidance for the foreign earnings repatriation provision within the Jobs Act. See Footnote 2 of the Consolidated Financial Statements.

8.    EMPLOYEE BENEFITS

Profit Sharing Plans

The Company has a qualified contributory 401(k) profit sharing plan which covers all full-time employees over age twenty-one with over 90 days of employment and 375 hours of service. The Company made matching contributions of approximately $0.5 million and $2.1 million, net of forfeitures, to the profit sharing plan for 2004 and 2003, respectively. During 2002, the Company did not match employee deferrals. When the Company reinstated the match for the 2003 plan year, it redefined the terms to match at least 25% of employee contributions up to the first 5% of total eligible compensation, as defined in the various profit sharing plans. For 2004, the Company matched 45% of employee contributions.

The Company has assumed many 401(k) plans of acquired subsidiaries. From time to time, the Company merges these plans into the Company’s plan. Company contributions relating to these merged plans are included in the aforementioned total.

Deferred Compensation Plan

The Company also has a non-qualified deferred compensation plan for its highly compensated employees. While the deferred compensation plan provides for matching contributions, the Company did not match employee deferrals for 2004, 2003 and 2002. The Company looks to invest the assets of the deferred compensation plan based on investment allocations of the employees. The liability to the employees for amounts deferred is included in ‘Other’ in the Liabilities section of the Consolidated Balance Sheet.

In the beginning of 2002, the Company purchased insurance on the lives of its highly compensated employees. This company-owned life insurance is intended to be used to settle the Company’s obligations of deferred compensation. The cash surrender value of the company-owned life insurance is included in ‘Other assets, net’ in the Consolidated Balance Sheets.

9.    STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

The Company’s Board of Directors had authorized the repurchase of up to $65 million of the Company’s Common Stock. Beginning in the third quarter of 2002 through the end of 2004, 5.1 million shares at a cost of $39.9 million have been repurchased under this authorization.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incentive Employee Stock Plan

In 2004, the Company replaced the 1995 Stock Option Plan with the 2004 Equity Plan (Employee Plan). Under the Company’s Employee Plan, participants may be granted stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, and performance shares. The total number of shares available for award under the Employee Plan is 5.7 million, comprised of 4.5 million newly authorized shares and 1.2 million unused shares allocated from the 1995 Plan, plus lapsed or cancelled awards or options from grants outstanding at the time of shareholder approval under the 1995 Plan. The Employee Plan, among other things, requires the exercise price of nonqualified stock options to not be less than 100% of the fair market value of the stock on the date the option is granted, and defines a director to comply with Rule 16b-3 of the Securities Exchange Act of 1934, as amended and with Section 162(m) of the Internal Revenue Code of 1986, as amended, and prohibits the Company from reducing the exercise price of outstanding options (repricing) without first receiving shareholder approval. In 2004, the Company did not issue any shares under the Employee Plan.

Additionally, the Company assumed the stock option plans of some of its subsidiaries upon acquisition in accordance with terms of the respective merger agreements. As of December 31, 2004, 2003 and 2002, the assumed plans had an immaterial number of options outstanding.

Non-Employee Director Stock Plan

In 2004, the Company adopted the 2004 Non-Employee Directory Equity Incentive Plan (Director Plan). It replaced the Amended and Restated Non-Employee Director Stock Option Plan (Prior Director Plan) that expired in December 2003. Under the Director Plan, non-employee directors may be granted stock options, stock appreciation rights, restricted stock, and restricted stock units. The total number of shares that may be awarded under the Director Plan is 570,000, plus lapsed or cancelled awards or options from grants outstanding at the time of shareholder approval under the prior Director Plan. The Director Plan allows each non-employee director to purchase 60,000 shares at an exercise price equal to the fair market value at the date of the grant upon election to the Board, which becomes exercisable ratably over a five-year period. In addition, the Director Plan provides for an annual issuance of non-qualified options to purchase 20,000 shares to each director, upon reelection, at an exercise price equal to the fair market value at the date of grant, which become exercisable ratably over a three-year period. Both sets of options expire ten years from the date of the grant. The Board of Directors are also able to grant additional options to non-employee directors from time to time as the Board determines in its discretion as well as replace one option with one-half of a share of restricted stock. In 2004, the Company did not issue any options under this plan.

Under the Prior Director Plan, in 2003 and 2002, the Company granted 260,000 and 180,000 options, respectively, at an average exercise price of $7.82, and $6.31, respectively.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s Stock Option Plans:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 2001	15,189,222	$1.25 - $33.38	$6.50
Granted	3,011,170	$5.24 - $ 8.45	$5.44
Exercised	(2,871,696)	$2.85 - $ 9.65	$8.19
Canceled	(955,513)	$3.63 - $17.38	$7.99

Balance, December 31, 2002	14,373,183	$1.25 - $33.38	$6.12
Granted	429,000	$5.29 - $ 9.14	$7.00
Exercised	(2,044,713)	$1.25 - $ 9.88	$5.23
Canceled	(957,412)	$3.63 - $33.38	$9.73

Balance, December 31, 2003	11,800,058	$3.56 - $22.88	$6.10
Granted	165,000	$11.72 - $11.72	$11.73
Exercised	(3,283,337)	$3.56 - $11.13	$5.73
Canceled	(767,560)	$3.63 - $17.38	$6.16

Balance, December 31, 2004	7,914,161	$3.56 - $22.88	$6.26

The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable
	Shares	Average Life (1)	Average Exercise Price	Shares	Average Exercise Price
$ 3.56 - $ 3.85	1,399,822	6.71	$3.84	1,389,822	$3.85
$ 3.94 - $ 5.24	2,036,336	7.33	5.16	1,293,285	5.12
$ 5.29 - $ 6.96	3,318,394	6.75	6.03	2,943,421	6.01
$ 7.13 - $10.00	439,075	6.48	8.71	295,882	8.73
$10.62 - $13.63	516,325	5.91	11.97	508,125	11.95
$13.67 - $22.88	204,209	3.25	17.91	201,509	17.92

Total	7,914,161	6.73	$6.26	6,632,044	$6.33

(1)	Average contractual life remaining in years.

At year-end 2003, options with an average exercise price of $6.35 were exercisable on 8.1 million shares; at year-end 2002, options with an average exercise price of $6.74 were exercisable on 8.5 million shares.

During 2004 and 2002, the Company’s Board of Directors issued restricted stock grants of 150,000 and 100,000 shares, respectively, to the Company’s President and Chief Executive Officer, and grants of 425,000 shares and 103,333 shares to other members of management in 2004 and 2002, respectively. The Company recorded $6.5 million and $1.3 million in Stockholders’ equity for deferred compensation in 2004 and 2002, respectively. The Company recorded $2.6 million, $1.5 million and $2.2 million of compensation expense in 2004, 2003 and 2002, respectively, for the vesting of these grants. The deferred compensation is amortized on a straight line basis over the vesting period of the grants. There were no restricted stock grants in 2003.

The Company has an employee stock purchase plan (ESPP), which provides that eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s Common Stock. The

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. No compensation expense is recorded in connection with the ESPP. The total number of shares issuable under the ESPP is 1.0 million. During 2004, 2003 and 2002, the Company issued the following stock under the ESPP:

Year	# of Shares	Purchase Price
		High	Low
2004	189,667	$11.14	$8.34
2003	201,008	$9.49	$5.20
2002	247,880	$8.82	$5.00

Since inception of the ESPP, 747,000 shares have been purchased, leaving 253,000 shares available for future issuances.

10.    NET INCOME PER COMMON SHARE

The calculation of basic net income (loss) per common share and diluted net income (loss) per common share is presented below:

(dollar amounts in thousands except per share amounts)	2004	2003	2002
Income (loss) per common share computation:
Income (loss) from continuing operations before cumulative effect of accounting change	$35,420	$21,835	$(14,002)
Income (loss) from discontinued operations, net of tax	—	(2,395)	1,410
Loss on disposition of discontinued operations, net of tax	—	(20,675)	—
Cumulative effect of accounting change, net of tax	—	—	(553,712)

Net income (loss)	$35,420	$(1,235)	$(566,304)

Basic average common shares outstanding	102,804	101,680	100,833
Incremental shares from assumed exercise of stock options	4,038	2,838	—

Diluted average common shares outstanding	106,842	104,518	100,833

Basic income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.34	$0.21	$(0.14)
Income (loss) from discontinued operations, net of tax	—	(0.02)	0.01
Loss on disposition of discontinued operations, net of tax	—	(0.20)	—
Cumulative effect of accounting change, net of tax	—	—	(5.49)

Basic net income (loss) per common share	$0.34	$(0.01)	$(5.62)

Diluted income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.33	$0.21	$(0.14)
Income (loss) from discontinued operations, net of tax	—	(0.02)	0.01
Loss on disposition of discontinued operations, net of tax	—	(0.20)	—
Cumulative effect of accounting change, net of tax	—	—	(5.49)

Diluted net income (loss) per common share	$0.33	$(0.01)	$(5.62)

Options to purchase approximately 700,000, 1.6 million, and 2.3 million shares of common stock that were outstanding during 2004, 2003, and 2002 respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    CONCENTRATION OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash and cash equivalents with what management believes to be high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

12.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses, and notes payable approximate fair value due to the short-term maturities of these assets and liabilities. Borrowings under the revolving credit facility have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is considered by management to be a reasonable estimate of its fair value.

13.    FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

A summary of furniture, equipment, and leasehold improvements at December 31, 2004 and 2003 is as follows (dollar amounts in thousands):

	Estimated Useful Life in Years	2004	2003
Furniture, equipment, and leasehold improvements	5 - 15 / lease term	$95,930	$87,476
Software	3	8,566	8,437
Software development	5	24,378	22,698

		128,874	118,611
Accumulated depreciation and amortization		101,996	89,123

Total furniture, equipment, and leasehold improvements, net		$26,878	$29,488

Total depreciation and amortization expense on furniture, equipment, and leasehold improvements was $13.6 million, $16.1 million, and $19.8 million for 2004, 2003, and 2002, respectively.

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended				For the Year Ended Dec. 31, 2004
(dollar amounts in thousands except per share amounts)	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Revenue	$310,481	$333,245	$362,332	$420,784	$1,426,842
Gross profit	78,235	85,156	91,673	105,723	360,787
Net income	5,322	9,344	9,446	11,308	35,420
Basic net income per common share	0.05	0.09	0.09	0.11	0.34
Diluted net income per common share	0.05	0.09	0.09	0.11	0.33

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three Months Ended				For the Year Ended Dec. 31, 2003
(dollar amounts in thousands except per share amounts)	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Revenue	$264,263	$273,167	$274,669	$283,931	$1,096,030
Gross profit	67,005	73,581	73,697	72,857	287,140
Income from continuing operations	2,933	6,463	7,166	5,273	21,835
Income (loss) from discontinued operations, net of tax	5	(644)	(1,177)	(579)	(2,395)
Loss on disposition of discontinued operations, net of tax	—	—	—	(20,675)	(20,675)
Net income (loss)	2,938	5,819	5,989	(15,981)	(1,235)
Basic income per common share from continuing operations	0.03	0.06	0.07	0.05	0.21
Basic income (loss) per common share from discontinued operations, net of tax	0.00	(0.01)	(0.01)	(0.01)	(0.02)
Basic loss per common share from disposition, net of tax	—	—	—	(0.20)	(0.20)
Basic net income (loss) per common share	0.03	0.05	0.06	(0.15)	(0.01)
Diluted income per common share from continuing operations	0.03	0.06	0.07	0.05	0.21
Diluted income (loss) per common share from discontinued operations, net of tax	0.00	(0.01)	(0.01)	(0.01)	(0.02)
Diluted loss per common share from disposition, net of tax	—	—	—	(0.19)	(0.20)
Diluted net income (loss) per common share	0.03	0.05	0.06	(0.15)	(0.01)

15.    SEGMENT REPORTING

The Company discloses segment information in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

The Company has four reportable segments: North American Professional services, European Professional services, North American IT services, and European IT services. The Company’s reportable segments offer different services, have different client bases, experience differing economic characteristics, and are managed separately as each requires different resources and marketing strategies. The North American Professional services segment provides specialized staffing and recruiting in the disciplines of accounting, finance, law, engineering and healthcare. The European Professional services segment provides specialized staffing and recruiting for accounting, financial services, legal, human resources, not-for-profit and public-sector positions. The North American IT services segment offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, on-site recruiting support, IT strategy consulting, design and branding, application development, and integration. The European IT services segment provides value-added solutions such as IT project support and staffing, and recruitment of full-time positions specialized staffing and solutions.

The North American Professional services division’s results for 2004 include the results from the acquisitions of three health care staffing businesses, which were acquired by the Company in July 2002, and

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February and March of 2004, the four legal staffing businesses, which were acquired in February and August of 2003 and September and October of 2004, and the three accounting and finance businesses, which were acquired in February, July and October of 2004. For the Company’s European Professional services segment and its European IT services segment, revenue is primarily generated from the United Kingdom.

The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes, interest or unusual items to the segments. In addition, the Company does not report total assets by segment.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2 and all intersegment sales and transfers are eliminated.

No one customer represents more than 5% of the Company’s overall revenue. Therefore, the Company does not believe it has a material reliance on any one customer as the Company is able to provide services to numerous Fortune 1000 and other leading businesses.

The following tables summarize performance, identifiable assets, and long-lived assets by segment and revenue by geographic location:

(dollar amounts in thousands)	2004	2003	2002
Revenue
North American Professional services	$429,560	$315,754	$281,637
European Professional services	289,058	198,346	177,706
North American IT services	459,470	401,193	484,566
European IT services	248,754	180,737	175,247

Total revenue	$1,426,842	$1,096,030	$1,119,156

Gross profit
North American Professional services	$123,783	$89,127	$79,721
European Professional services	80,402	58,238	54,392
North American IT services	123,757	112,780	122,840
European IT services	32,845	26,995	27,885

Total gross profit	$360,787	$287,140	$284,838

Income (loss) from continuing operations before provision for income taxes
North American Professional services	$30,937	$16,012	$15,100
European Professional services	13,192	12,450	16,245
North American IT services	28,022	23,214	15,604
European IT services	2,401	2,944	4,748

	74,552	54,620	51,697
Corporate expenses (1)	(23,316)	(19,103)	(22,788)
Recapture (charges) (2)	897	284	(25,132)
Other income (expense), net	1,437	553	(3,947)

Total income (loss) from continuing operations before provision for income taxes	$53,570	$36,354	$(170)

Geographic Areas
Revenue
North America	$889,030	$716,947	$766,203
Europe	537,812	379,083	352,953

Total revenue	$1,426,842	$1,096,030	$1,119,156

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
(dollar amounts in thousands)	2004	2003
Accounts receivable, net
North American Professional services	$60,623	$38,900
European Professional services	32,433	21,268
North American IT services	78,367	59,682
European IT services	38,089	39,509

Total accounts receivable, net	$209,512	$159,359

Long-lived assets
North American Professional services	$154,412	$112,336
European Professional services	105,542	105,057
North American IT services	253,378	255,714
European IT services	35,904	34,346

Total long-lived assets	$549,236	$507,453

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.
(2)	Charges for 2002 include (1) $16.2 million impairment of minority investment, and (2) $9.0 million exit costs. 2004 and 2003 include a $897,000 and $284,000 recapture, respectively, relating to the settlement of abandoned real estate associated with the 2002 exit costs.

16.    EXCESS REAL ESTATE OBLIGATIONS

In 2001 and 2002, the Company experienced a material decrease in demand for its domestic operations. To reflect this decreased demand, the Company made attempts to realign its real estate capacity needs by vacating and reorganizing certain office space.

In 2002, management determined that the Company would not be able to utilize this vacated office space and, therefore, notified the respective lessors of their intentions. This determination eliminated the economic benefit associated with the vacated office space. As a result, the Company recorded a charge for contract termination costs, mainly due to costs that will continue to be incurred under the lease contract for its remaining term without economic benefit to the Company. While the Company looks to settle excess lease obligations, the current economic environment has made it difficult for the Company to either settle or find acceptable subleasing opportunities. The average remaining lease term for the lease obligations included herein is approximately 5 years.

The following table summarizes the activity of the charge for contract termination costs from origination through December 31, 2004 by reportable segment:

	Professional Services		IT Services
(dollar amounts in thousands)	North America	Europe	North America	Europe	Total
Balance as of December 31, 2002	$431	$—	$8,536	$—	$8,967
Costs paid or otherwise settled during 2003	(223)	—	(4,051)	—	(4,274)
Amounts recaptured during 2003	(39)	—	(245)	—	(284)

Balance as of December 31, 2003	$169	—	4,240	—	4,409
Costs paid or otherwise settled during 2004	(169)	—	(1,870)	—	(2,039)
Amounts recaptured during 2004	—	—	(897)	—	(897)

Balance as of December 31, 2004	$—	$—	$1,473	$—	$1,473

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    DISCONTINUED OPERATIONS

In December 2003, the Company sold certain operating assets and transferred certain operating liabilities of its outplacement unit. Revenue generated from this unit was $21.0 million, and $35.8 million, in 2003 and 2002, respectively. Income before taxes was a $3.7 million loss and $2.2 million of income, for 2003, and 2002, respectively.

The remaining net liabilities of $328,000 at December 31, 2004, which were primarily comprised of $347,000 of contract termination costs, were included in the line item ‘Other’ in the Liabilities section of the Company’s Consolidated Balance Sheet.

The remaining net assets of $109,000 at December 31, 2003, were included in the line item ‘Other’ in the Current Assets section of the Company’s Consolidated Balance Sheet. They were comprised of $3.4 million of accounts receivable and other assets, net of $3.3 million of related liabilities. Of the related liabilities, $1.1 million were for contract termination costs.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$19,533	3,093	(6,575)	868	$16,919
Deferred tax valuation allowance	$16,303	8,747	—	—	$25,050

Year Ended December 31, 2003
Allowance for doubtful accounts receivable	$16,919	1,505	(6,104)	579	$12,899
Deferred tax valuation allowance	$25,050	2,121	—	—	$27,171

Year Ended December 31, 2004
Allowance for doubtful accounts receivable	$12,899	3,271	(6,715)	381	$9,836
Deferred tax valuation allowance	$27,171	3,716	—	—	$30,887

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

MPS management, with the participation of our chief executive officer and chief financial officer, evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K.

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Based on the evaluation discussed above, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Internal Control Over Financial Reporting

Our management’s report on the Company’s internal control over financial reporting as of December 31, 2004 is included in Part II, Item 8, of this Annual Report on Form 10-K. Management’s assessment of internal control over financial reporting in that report has been audited by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, as stated in their report which is also included in Part II, Item 8.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 that occurred during the Company’s fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information required by Part III with respect to Directors and Executive Officers of the Registrant (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions (Item 13), Principal Accountant Fees and Services (Item 14), and the Audit Committee Charter is to be included in the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A (the ‘Proxy Statement’) not later than 120 days after the end of the fiscal year covered by this report. Such Proxy Statement, when filed, is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Certified Public Accounting Firm;

Management’s Report on Internal Control Over Financial Reporting

Consolidated Balance Sheets at December 31, 2004 and 2003;

Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002;

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002;

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002; and

Notes to Consolidated Financial Statements.

(a) 2. Financial Statement Schedules.

For the three years ended December 31, 2004

Schedule II—Valuation & Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) 3. Exhibits.

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 26, 2002.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 14, 2003.

4	Form of stock certificate for the Company’s Common Stock, $.01 par value, incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-106855) filed July 7, 2003.

10.1	Modis Professional Services, Inc. (now MPS Group, Inc.) 2001 Employee Stock Purchase Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 14, 2002. ^

10.2	AccuStaff Incorporated (now MPS Group, Inc.) Amended and Restated Non-Employee Director Stock Plan. ^

10.3	AccuStaff Incorporated (now MPS Group, Inc.) Amended and Restated Non-Employee Director Stock Plan – Form of Non-Employee Director Stock Option Award Agreement, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000. ^

10.4	Profit Sharing Plan, incorporated by reference to the Company’s Registration on Form S-1 (No. 33-78906). ^

10.5	Revolving Credit Agreement By and Between the Company and the Material Domestic Subsidiaries of the Company and Wachovia Bank, National Association, as Administrative Agent and Certain Lenders Party named therein, dated November 21, 2003, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 15, 2004.

10.6	Modis Professional Services, Inc. (now MPS Group, Inc.) Amended and Restated 1995 Stock Option Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2001. ^

10.7	Modis Professional Services, Inc. (now MPS Group, Inc.) Amended and Restated 1995 Stock Option Plan—Form of Stock Option Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2001. ^

10.8	Modis Professional Services, Inc. (now MPS Group, Inc.) Amended and Restated 1995 Stock Option Plan—Form of Restricted Stock Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

10.9	Chairman Employment Agreement with Derek E. Dewan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 16, 2001. ^

10.10	Restricted Stock Agreement with Derek E. Dewan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 16, 2001. ^

10.11	Amended and Restated Executive Employment Agreement with Timothy D. Payne, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 16, 2001. ^

10.12	Restricted Stock Agreement with Timothy D. Payne, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002. ^

10.13	Amended and Restated Executive Employment Agreement with Robert P. Crouch, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 16, 2001. ^

10.14	Restricted Stock Agreement with Robert P. Crouch, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002. ^

10.15	Modis Professional Services, Inc. (now MPS Group, Inc.) Executive Option Plan, incorporated by reference to the Company’s Registration on Form S-8 (No. 33-88329). ^

10.16	Form of Director’s Indemnification Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000.

10.17	Form of Officer’s Indemnification Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000.

10.18	Amended and Restated Executive Deferred Compensation Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 14, 2003. ^

10.19	Form of Executive Employment Agreement with each of Gregory D. Holland, Tyra H. Tutor, and Richard L. White, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 14, 2003. ^

10.20	Form of Supplement to Restricted Stock Agreement with Richard L. White, Gregory D. Holland and Tyra H. Tutor. ^

10.21	2004 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

10.22	2004 Equity Incentive Plan – Form of Stock Option Agreement. ^

10.23	2004 Equity Incentive Plan – Form of Restricted Stock Agreement. ^

10.24	2004 Non-Employee Director Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

10.25	2004 Non-Employee Director Equity Incentive Plan – Form of Stock Option Agreement. ^

10.26	Executive Annual Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

10.27	Management Savings Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Form of Power of Attorney, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 31, 2003.

31.1	Certification of Timothy D. Payne pursuant to Rule 13a-14a.

31.2	Certification of Robert P. Crouch pursuant to Rule 13a-14a.

32.1	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

^	This Exhibit is a management contract or compensatory plan or arrangement.

EXHIBIT INDEX

Exhibit No.	Description

10.2	AccuStaff Incorporated (now MPS Group, Inc.) Amended and Restated Non-Employee Director Stock Plan.

10.20	Form of Supplement to Restricted Stock Agreement with Richard L. White, Gregory D. Holland and Tyra H. Tutor.

10.22	2004 Equity Incentive Plan – Form of Stock Option Agreement.

10.23	2004 Equity Incentive Plan – Form of Restricted Stock Agreement.

10.25	2004 Non-Employee Director Equity Incentive Plan – Form of Stock Option Agreement

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Timothy D. Payne pursuant to Rule 13a-14.

31.2	Certification of Robert P. Crouch pursuant to Rule 13a-14.

32.1	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPS GROUP, INC.

By:	/S/ TIMOTHY D. PAYNE
Timothy D. Payne President and Chief Executive Officer

Date: March 16, 2005

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ TIMOTHY D. PAYNE Timothy D. Payne	President, Chief Executive Officer and Director	March 16, 2005

/S/ ROBERT P. CROUCH Robert P. Crouch	Senior Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer	March 16, 2005

/S/ DEREK E. DEWAN* Derek E. Dewan	Chairman of the Board	March 16, 2005

/S/ MICHAEL D. ABNEY* Michael D. Abney	Director	March 16, 2005

/S/ T. WAYNE DAVIS* T. Wayne Davis	Director	March 16, 2005

/S/ ARTHUR B. LAFFER* Arthur B. Laffer	Director	March 16, 2005

/S/ WILLIAM M. ISAAC* William M. Isaac	Director	March 16, 2005

/S/ JOHN R. KENNEDY* John R. Kennedy	Director	March 16, 2005

/S/ DARLA D. MOORE* Darla D. Moore	Director	March 16, 2005

/S/ PETER J. TANOUS* Peter J. Tanous	Director	March 16, 2005

By:	/S/ ROBERT P. CROUCH *	March 16, 2005
Robert P. Crouch Attorney-in-Fact