Form 10-Q
period 2005-03-31
MPS GROUP INC
filed 2005-05-10
CIK 924646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 28, 2005:

103,663,682 shares of $0.01 par value Common Stock

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

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands except share amounts)	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$115,555	$106,497
Accounts receivable, net of allowance of $9,745 and $9,836, respectively	230,984	209,512
Prepaid expenses	5,724	6,405
Deferred income taxes	948	836
Other	15,243	15,532

Total current assets	368,454	338,782
Furniture, equipment, and leasehold improvements, net	26,769	26,878
Goodwill, net	527,736	529,292
Deferred income taxes	44,201	48,518
Other assets, net	10,767	11,134

Total assets	$977,927	$954,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$53,306	$51,944
Accrued payroll and related taxes	56,944	45,353
Income taxes payable	10,013	9,352

Total current liabilities	120,263	106,649
Other	12,160	12,292

Total liabilities	132,423	118,941

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 108,728,264 and 108,434,541 shares issued, respectively	1,087	1,085
Additional contributed capital	667,001	664,440
Retained earnings	207,315	197,966
Accumulated other comprehensive income	17,163	18,497
Deferred stock compensation	(7,120)	(6,383)
Treasury stock, at cost (5,078,514 shares at March 31, 2005 and December 31, 2004)	(39,942)	(39,942)

Total stockholders’ equity	845,504	835,663

Total liabilities and stockholders’ equity	$977,927	$954,604

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
(dollar amounts in thousands except per share amounts)	March 31, 2005	March 31, 2004
Revenue	$407,709	$310,481
Cost of revenue	305,775	232,246

Gross profit	101,934	78,235

Operating expenses:
General and administrative	83,218	66,294
Depreciation and intangibles amortization	4,117	3,922

Total operating expenses	87,335	70,216

Income from operations	14,599	8,019
Other income, net	602	635

Income from operations before provision for income taxes	15,201	8,654
Provision for income taxes	5,852	3,332

Net income	$9,349	$5,322

Basic net income per common share	$0.09	$0.05

Average common shares outstanding, basic	102,948	104,274

Diluted net income per common share	$0.09	$0.05

Average common shares outstanding, diluted	107,074	107,996

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(dollar amounts in thousands)	2005	2004
Cash flows from operating activities:
Net income	$9,349	$5,322
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,205	5,039
Deferred compensation	888	305
Depreciation and intangibles amortization	4,117	3,922
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(23,762)	(17,825)
Prepaid expenses and other assets	671	(790)
Accounts payable and accrued expenses	3,874	(1,600)
Accrued payroll and related taxes	11,673	9,319
Other, net	(583)	(861)

Net cash provided by operating activities	10,432	2,831

Cash flows from investing activities:
Sale of assets	3,674	—
Purchase of furniture, equipment and leasehold improvements, net of disposals	(3,396)	(3,097)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(540)	(15,832)

Net cash used in investing activities	(262)	(18,929)

Cash flows from financing activities:
Discount realized on employee stock purchase plan	(89)	(95)
Proceeds from stock options exercised	768	1,586
Repayments on indebtedness	(1,283)	(264)

Net cash (used in) provided by financing activities	(604)	1,227

Effect of exchange rate changes on cash and cash equivalents	(508)	1,244

Net increase (decrease) in cash and cash equivalents	9,058	(13,627)

Net cash provided by operating activities of discontinued operations	—	1,490

Cash and cash equivalents, beginning of period	106,497	124,830

Cash and cash equivalents, end of period	$115,555	$112,693

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands except per share amounts)

1. Basis of Presentation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by MPS Group, Inc. (‘MPS’ or the ‘Company’) in accordance with the rules and regulations of the Securities and Exchange Commission (‘SEC’). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2004.

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

Stock-Based Compensation

The Company accounts for its employee and director stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and related interpretations. The Company measures compensation expense for employee and director stock options as the aggregate difference between the fair value of its common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the exercise prices are known. Compensation expense associated with restricted stock grants is equal to the fair value of the shares on the date of grant and is recorded pro rata over the required holding period. If the Company had elected to recognize compensation cost for all outstanding options granted by the Company by applying the fair value recognition provisions of Statement of Financial Accounting Standards (‘SFAS’) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	Three Months Ended
(dollar amounts in thousands except per share amounts)	March 31, 2005	March 31, 2004
Net income
As reported	$9,349	$5,322
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,339)	(683)

Pro forma	$6,010	$4,639

Basic net income per common share
As reported	$0.09	$0.05
Pro forma	$0.06	$0.04
Diluted net income per common share
As reported	$0.09	$0.05
Pro forma	$0.06	$0.04

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payments—(“SFAS 123R”), which replaces SFAS No. 123 and supercedes APB Opinion

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In April 2005, the SEC amended the compliance date to the first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company expects to adopt the provisions of SFAS No. 123R in the first quarter of 2006. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or the effect of adopting SFAS 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides guidance under FASB Statement No. 109, Accounting for Income Taxes (“FASB Statement No. 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, the Company does not expect to apply this provision.

2. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended
(dollar amounts in thousands except per share amounts)	March 31, 2005	March 31, 2004
Basic net income per common share computation:
Net income	$9,349	$5,322

Basic average common shares outstanding	102,948	104,274
Incremental shares from assumed exercise of stock options and restricted stock awards	4,126	3,722

Diluted average common shares outstanding	107,074	107,996

Basic net income per common share	$0.09	$0.05

Diluted net income per common share	$0.09	$0.05

Options to purchase 680,000 and 670,000 shares of common stock that were outstanding during the three months ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

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

The Company has four reportable segments: North American Professional services, European Professional services, North American IT services, and European IT services. The Company’s reportable segments offer different services, have different client bases, experience differing economic characteristics, and are managed separately as each requires different resources and marketing strategies. The North American Professional services segment provides specialized staffing and recruiting in the disciplines of accounting, finance, law, engineering and healthcare in North America. The European Professional services segment provides specialized staffing and recruiting for accounting, financial services, legal, human resources, not-for-profit and public-sector positions in Europe, principally in the United Kingdom. The North American IT services segment offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, on-site recruiting support, IT strategy consulting, design and branding, application development, and integration in North America. The European IT services segment provides value-added solutions such as IT project support and staffing, and recruitment of full-time positions, specialized staffing and solutions in Europe, principally in the United Kingdom.

The North American Professional services division’s results for 2005 include the results from the acquisitions of two health care staffing businesses, which were acquired by the Company in February and March of 2004, two legal staffing businesses, which were acquired in September and October of 2004, and three accounting and finance businesses, which were acquired in February, July and October of 2004.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

The Company evaluates segment performance based on revenues, gross profit, and income before provision for income taxes. The Company does not allocate income taxes, interest or unusual items to the segments. In addition, the Company does not report total assets by segment. No one customer represents more than 5% of the Company’s overall revenue, and as a result, the Company does not believe it has a material reliance on any one customer. The following tables summarize performance, identifiable assets, and long-lived assets by segment and revenue by geographic location:

	Three Months Ended
(dollar amounts in thousands)	March 31, 2005	March 31, 2004
Revenue
North American Professional services	$125,409	$92,803
European Professional services	84,586	63,765
North American IT services	125,493	101,789
European IT services	72,221	52,124

Total revenue	$407,709	$310,481

Gross profit
North American Professional services	$35,906	$25,817
European Professional services	23,839	17,664
North American IT services	32,957	27,752
European IT services	9,232	7,002

Total gross profit	$101,934	$78,235

Income from operations before provision for income taxes
North American Professional services	$7,227	$4,395
European Professional services	5,386	2,907
North American IT services	7,990	5,827
European IT services	1,005	204

	21,608	13,333
Corporate expenses (1)	(7,009)	(5,314)
Other income, net	602	635

Total income from operations before provision for income taxes	$15,201	$8,654

Geographic Areas
Revenue
North America	$250,902	$194,592
Europe	156,807	115,889

Total revenue	$407,709	$310,481

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

(dollar amounts in thousands)	March 31, 2005	December 31, 2004
Accounts receivable, net
North American Professional services	$67,028	$60,623
European Professional services	36,012	32,433
North American IT services	84,378	78,367
European IT services	43,566	38,089

Total accounts receivable, net	$230,984	$209,512

Long-lived assets
North American Professional services	$155,856	$154,412
European Professional services	106,196	105,542
North American IT services	250,556	253,378
European IT services	36,363	35,904

	548,971	549,236
Corporate	5,534	6,934

Total long-lived assets	$554,505	$556,170

5. Comprehensive Income

The Company discloses other comprehensive income in accordance with SFAS No. 130, ‘Reporting Comprehensive Income’. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three months ended March 31, 2005 and 2004, is as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income	$9,349	$5,322
Unrealized (loss) gain on foreign currency translation adjustments (1)	(1,334)	2,908

Comprehensive income	$8,015	$8,230

(1)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

6. Excess Real Estate Obligations

In 2002, management determined that the Company would not be able to utilize certain vacated office space, thus eliminating the economic benefit associated with the vacated office space. As a result, the Company recorded a charge for contract termination costs, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, mainly due to costs that will continue to be incurred under the lease contract for its remaining term without economic benefit to the Company. As of December 31, 2004, there were $1.5 million of contract termination costs remaining, all under the North America IT Services reporting segment. During the three months ended March 31, 2005, $218,000 were paid or otherwise settled, which reduced the outstanding termination costs to $1.3 million at March 31, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “our”, “us”, “MPS” or the “Company” in this Quarterly Report on Form 10-Q refer to MPS Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

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

Executive Summary

We believe that economic conditions strengthened during 2004, both in the United States and abroad, which favorably impacted both MPS and our industry. In the first quarter of 2005 compared to the first quarter of 2004, we were able to grow revenue in all of our segments. In addition to the improved macroeconomic conditions, we believe this growth resulted from our investments in additional sales and recruiting staff, the ability to execute our acquisition strategy, new service offerings, and new office openings. Specifically for 2004, we acquired seven businesses for our North American Professional services segment (together, the ‘Acquisitions’): two legal staffing businesses acquired in August and October of 2004; two health care staffing businesses acquired in February and March of 2004; and three accounting staffing businesses acquired in February, July, and October of 2004. For 2005, while we continue to believe we will experience future revenue growth, our revenue will be impacted by general macroeconomic conditions. Most recently, our IT services division experienced a flattening of demand in March of 2005, resulting from a slowdown in spending at certain clients, after two months of growth in January and February.

Our revenue increased 31.3% and our operating income increased 82.1% from the first quarter of 2004. However, our gross margin decreased 20 basis points due to lower gross margins in our IT services division, and a higher contribution of revenue being generated from our lowest gross margin segment, the European IT services segment. Throughout 2005, we will continue to look for opportunities to increase gross margin along with increasing operating leverage within each segment. Specifically within the European IT services segment, we have begun the process of scaling back relationships with certain low-margin, high-volume clients in order to focus on higher-margin clients. In addition, we have a foundation for growth with more than $115 million of cash on hand at quarter end, a $150 million credit facility with no outstanding borrowings, no long-term debt, and working capital of $248.2 million.

The following detailed analysis of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Part 1, Item 1 of this Quarterly Report and the 2004 Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2004.

Results Of Operations For The Three Months Ended March 31, 2005 And 2004

Consolidated revenue was $407.7 million and $310.5 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 31.3% during the three months ended March 31, 2005.

Consolidated gross profit was $101.9 million and $78.2 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 30.3% during the three months ended March 31, 2005. Consolidated gross margin was 25.0% and 25.2% in the three months ended March 31, 2005 and 2004, respectively.

Consolidated operating expenses were $87.3 million and $70.2 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 24.4% during the three months ended March 31, 2005. General and administrative (G&A) expenses, which are included in operating expenses, were $83.2 million and $66.3 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 25.5% during the three months ended March 31, 2005

Consolidated operating income was $15.2 million and $8.7 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 75.7% during the three months ended March 31, 2005. Operating income as a percentage of revenue was 3.7% and 2.8% for the three months ended March 31, 2005 and 2004, respectively.

Segment Results

Professional Services division

North American Professional Services Segment

Revenue in our North American Professional services segment was $125.4 million and $92.8 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 35.1% during the three months ended March 31, 2005. Acquisitions contributed $18.6 million in revenue in the three months ended March 31, 2005. The following contributed to the increase in revenue for the three months ended March 31, 2005: throughout 2004, we executed on our acquisition strategy; made considerable investments in sales and recruiting staff; and introduced additional service offerings. We completed seven acquisitions during 2004, and between these acquisitions and internal staff investments, we increased our staff headcount by 33% from March 31, 2004 to March 31, 2005. The internal staff investments were in anticipation of increased demand and were coupled with the added service offerings to our Special Counsel, Accounting Principals, and Soliant Health brands/operating units during 2004.

Revenue contribution from the North American Professional services operating units for the three months ended March 31, 2005 and 2004 as a percentage of the total North American Professional services segment revenues were as follows:

	Three months ended March 31,
	2005	2004
Entegee	47.3%	52.3%
Special Counsel	22.4	27.1
Accounting Principals	18.9	9.0
Soliant Health	11.4	9.0
Other	—	2.6

Gross profit in our North American Professional services segment was $35.9 million and $25.8 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 39.1% during the three months ended March 31, 2005. Acquisitions contributed $6.2 million in gross profit in the three months ended March 31, 2005. Gross margin in our North American Professional services segment was 28.6% and 27.8% in the three months ended March 31, 2005 and 2004, respectively. The increase in gross margin in the three months ended March 31, 2005 was due primarily to an increase in direct hire fees. Direct hire fees, which generate higher margin, increased to 5.4% of the segment’s revenue, from 3.6% in the year earlier period.

G&A expenses in our North American Professional services segment were $27.2 million and $20.4 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 33.1% during the three months ended March 31, 2005. As a percentage of revenue, G&A expenses were 21.7% and 22.0% in the three months ended March 31, 2005 and 2004, respectively. The increase in G&A expenses was due primarily to the increase in compensation expense related to the increases in the segment’s revenue, our investment in additional sales and recruiting personnel, and additional G&A from Acquisitions.

Operating income was $7.2 million and $4.4 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 64.4% during the three months ended March 31, 2005. Operating income as a percentage of revenue was 5.8% and 4.7% in the three months ended March 31, 2005 and 2004, respectively.

European Professional Services Segment

Revenue in our European Professional services segment was $84.6 million and $63.8 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 32.7% during the three months ended March 31, 2005. Changes in foreign currency exchange rates contributed $2.3 million in revenue from the three months ended March 31, 2004 to the three months ended March 31, 2005. The remaining increase in revenue was due to both an overall improvement of the economic environment, and our investment in sales and recruiting personnel across our service lines. Specifically, we increased our staff headcount by 17%, from March 31, 2004 to March 31, 2005, in anticipation of increased demand.

Gross profit in our European Professional services segment was $23.8 million and $17.7 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 34.5% during the three months ended March 31, 2005. Changes in foreign currency exchange rates contributed $634,000 in gross profit from the three months ended March 31, 2004 to the three months ended March 31, 2005. Gross margin in our European Professional services segment was 28.2% and 27.7% in the three months ended March 31, 2005 and 2004, respectively. The increase in gross margin in the three months ended March 31, 2005 was due primarily to an increase in direct hire fees. Direct hire fees, which generate higher margin, increased to 8.0% of the segment’s revenue, from 5.9% in the year earlier period.

G&A expenses in our European Professional services segment were $18.0 million and $14.4 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 25.0% during the three months ended March 31, 2005. As a percentage of revenue, G&A expenses were 21.3% and 22.6% in the three months ended March 31, 2005 and 2004, respectively. The increase in G&A expenses was due primarily to the following: the increase in compensation expense related to the increases in the segment’s revenue, our investment in additional sales and recruiting personnel, and the effect of changes in foreign currency exchange rates.

Operating income was $5.4 million and $2.9 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 85.3% during the three months ended March 31, 2005. Operating income as a percentage of revenue was 6.4% and 4.6% in the three months ended March 31, 2005 and 2004, respectively.

IT Services division

North American IT Services Segment

Revenue in our North American IT services segment was $125.5 million and $101.8 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 23.3% during the three months ended March 31, 2005. The increase in revenue was due to a combination of increased spending on IT initiatives by our clients and our additional investment in sales and recruiting staff. In order to capitalize on the improving macroeconomic trends, we increased our staff headcount by 9% from March 31, 2004 to March 31, 2005.

Revenue within the North American IT services segment is generated primarily from Modis, as it generated 84.8% and 82.3% of the segment’s revenue for the three months ended March 31, 2005 and 2004, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit for the North American IT services segment was $33.0 million and $27.8 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 18.8% during the three months ended March 31, 2005. Gross margin in our North American IT services segment was 26.3% and 27.3% in the three months ended March 31, 2005 and 2004, respectively. The decrease in gross margin is due to the lower utilization of Idea Integration’s salaried consultants.

The North American IT services segment’s G&A expenses were $23.2 million and $19.7 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 17.7% during the three months ended March 31, 2005. As a percentage of revenue, G&A expenses were 18.5% and 19.3% in the three months ended March 31, 2005 and 2004, respectively. The increase in the segment’s G&A expenses was due to the increase in compensation expense related to the increase in revenue and our investment in additional sales and recruiting personnel.

Operating income was $8.0 million and $5.8 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 37.1% during the three months ended March 31, 2005. Operating income as a percentage of revenue was 6.4% and 5.7% in the three months ended March 31, 2005 and 2004, respectively.

European IT Services Segment

Revenue in our European IT services segment was $72.2 million and $52.1 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 38.6% during the three months ended March 31, 2005. Changes in foreign currency exchange rates contributed $1.9 million in revenue from the three months ended March 31, 2004 to the three months ended March 31, 2005. The remaining increase in revenue is due primarily to increased spending on IT initiatives by our UK market clients.

Gross profit in our European IT services segment was $9.2 million and $7.0 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 31.8% during the three months ended March 31, 2005. Changes in foreign currency exchange rates contributed $246,000 in gross profit from the three months ended March 31, 2004 to the three months ended March 31, 2005. Gross margin in our European IT services segment was 12.8% and 13.4% in the three months ended March 31, 2005 and 2004, respectively. The decrease in gross margin was due primarily to a higher proportion of the segment’s growth being in the UK market, compared to the continental European market. Our gross margins from revenue generated in the UK market are generally lower than those in the continental European market as the UK market has a higher concentration of low-margin high-volume clients. Going forward, we have begun the process of scaling back relationships with certain low-margin, high-volume clients in order to focus on higher-margin clients.

G&A expenses in our European IT services segment were $7.9 million and $6.5 million in the three months ended March 31, 2005 and 2004, respectively, increasing by 21.6% during the three months ended March 31, 2005. As a percentage of revenue, G&A expenses were 10.9% and 12.4% in the three months ended March 31, 2005 and 2004, respectively. The increase in G&A expenses was due to the increase in compensation expense related to the increases in the segment’s revenue, and the effect of changes in foreign currency exchange rates.

Operating income was $1.0 million and $204,000 in the three months ended March 31, 2005 and 2004, respectively, increasing by 390.2% during the three months ended March 31, 2005. Operating income as a percentage of revenue was 1.4% and 0.4% in the three months ended March 31, 2005 and 2004, respectively.

Corporate expenses

Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, and treasury, that are not attributable to our operating units. Unallocated corporate expense was $7.0 million and $5.3 million in the three months ended March 31, 2005 and 2004, respectively, increasing 32.1%. The increase in unallocated corporate expense in the three months ended March 31, 2005, was due primarily to the following: expenses related to compliance with the new internal control requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 and the standards of the Public Company Accounting Oversight Board, and an increase in non-cash compensation expense derived from our use of restricted stock. As a percentage of revenue, unallocated corporate expense was 1.7% for both the three months ending March 31, 2005 and 2004.

Consolidated other income, net, was $602,000 and $635,000 in the three months ended March 31, 2005 and 2004, respectively. Other income, net, primarily includes interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility.

The consolidated income tax provision was $5.9 million and $3.3 million in the three months ended March 31, 2005 and 2004, respectively. The effective tax rate was 38.5% in both the three months ended March 31, 2005 and 2004.

Consolidated net income from operations was $9.3 million and $5.3 million in the three months ended March 31, 2005 and 2004, respectively.

Factors Which May Impact Future Results And Financial Condition

Demand for our services is affected by the economic climate in the industries and markets we serve. The demand for our services, in particular our staffing services, is highly dependent upon the state of economy and upon the staffing needs of our clients. Any variation in the economic condition or unemployment levels of the United States, United Kingdom or of any of the other foreign countries in which we do business, may severely reduce the demand for our services and thereby significantly decrease our revenues and profits.

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

Our business depends on key personnel, including executive officers, local managers and field personnel. We are engaged in a services business. As such, our success or failure is highly dependent upon the performance of our management personnel and employees, rather than upon technology or upon tangible assets (of which we have few). There can be no assurance that we will be able to attract and retain the personnel that are essential to our success.

We have to comply with existing government regulation and are exposed to increased regulation of the workplace. Our business is subject to regulation or licensing in many states and in certain foreign countries. While we have had no material difficulty complying with regulations in the past, there can be no assurance we will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material in the future. Any inability to comply with government regulation or licensing requirements, or increase in the cost of compliance, could materially adversely affect us. Additionally, our staffing services entail employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship could materially adversely affect us.

We are exposed to employment-related claims and costs and other litigation. Our staffing services entail employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Our ability to control the workplace environment is limited. As the employer of record of our temporary employees, we incur a risk of liability to our temporary employees for various workplace events, including claims of physical injury, discrimination, harassment, or retroactive entitlement to employee benefits. We also incur a risk of liability to our clients resulting from allegations of errors, omissions, misappropriation, or theft of property or information by our temporary employees. While we maintain insurance with respect to many of such claims and such claims have not historically had a material adverse effect on us, there can be no assurance that we will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon us or that such claims (whether by reason of us not having insurance or by reason of such claims being outside the scope of our insurance) will not have a material adverse effect upon us.

We depend on our reputation to sell our services. The success of our brands is highly dependent upon their reputations. The reputations of our staffing businesses in turn depend upon the perceived quality of the professionals we employ and staff with our customers. Consequently, if our customers are dissatisfied with our employees, our brands will be harmed. Any event that adversely impacts the reputation of a brand could materially affect our results of operations.

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

Liquidity and Capital Resources

Changes to our liquidity for both the three months ended March 31, 2005 and 2004, are due primarily to the net effect of (i) funds generated by operations, a sale of assets, and stock option exercises, and (ii) funds used for acquisitions, repurchases of common stock and capital expenditures.

In the three months ended March 31, 2005, cash of $10.4 million provided from operating activities exceeded the $1.4 million of cash used in investing activities, financing activities, and the effect of changes in foreign currency exchange rates. Our net increase of cash in the three months ended March 31, 2005 was due primarily to a higher level of cash provided by operations and proceeds from a sale of assets. In the three months ended March 31, 2004, cash of $18.9 million used in investing activities exceeded the $6.8 million of cash provided from operating activities, financing activities, the effect of changes in foreign currency exchange rates, and discontinued operations. Our net use of cash in the three months ended March 31, 2004 was due primarily to our acquisitions and a lower level of cash provided by operations. The below table highlights working capital and cash and cash equivalents as of March 31, 2005 and December 31, 2004, respectively:

(dollar amounts in millions)	March 31, 2005	December 31, 2004
Working capital	$248.2	$232.1

Cash and cash equivalents	115.6	106.5

For the three months ended March 31, 2005 and 2004, we generated $10.4 million and $2.8 million of cash flow from operations, respectively. The increase in cash flow from operations, from 2004 to 2005, is primarily due to our increased level of income.

For the three months ended March 31, 2005, we used $262,000 of cash for investing activities, including $3.4 million for capital expenditures and $540,000 for acquisitions, net of $3.7 million generated from a sale of certain assets within our North American IT Services segment.

For the three months ended March 31, 2004, we used $18.9 million of cash for investing activities including $15.8 million for acquisitions and $3.1 million for capital expenditures.

For the three months ended March 31, 2005, we used $604,000 of cash for financing activities, primarily for $1.3 million of repayments on indebtedness, net of $768,000 generated from stock option exercises. For the three months ended March 31, 2004, we generated $1.2 million of cash from financing activities, primarily from stock option exercises.

Our Board of Directors has authorized the repurchase of up to $65.0 million of our Common Stock. We did not repurchase any shares during the first quarter of 2005. At April 28, 2005, the total amount repurchased under this plan was 5.1 million shares at a cost of $40.0 million. We anticipate that we will continue to purchase shares under this authorization in the future.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, during the remainder of 2005 will be approximately $6.0 million.

While there can be no assurance in this regard, we believe that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet our presently anticipated needs for working capital, capital expenditures, repurchases of common stock and acquisitions for at least the next 12 months.

Indebtedness of the Company

In 2003, we closed on a $150 million revolving credit facility syndicated by a group of leading financial institutions. The credit facility contains certain financial and non-financial covenants relating to our operations, including maintaining certain financial ratios. Repayment, if applicable, of funds borrowed under the credit facility is guaranteed by substantially all of our subsidiaries. The facility matures in November 2006. To date, there have been no borrowings outstanding under this facility, other than $4.0 million of standby letters of credit for certain operational matters.

Seasonality

Our quarterly operating results are affected by the number of billing days in the quarter and the seasonality of our customers’ businesses. Demand for our services has historically been lower during the calendar year-end, as a result of holidays, through February of the following year, as our customers approve annual budgets. Extreme weather conditions may also adversely affect demand in the early part of the year as certain of our clients’ facilities are located in geographic areas subject to closure or reduced hours due to inclement weather. In addition, we experience an increase in our cost of sales and a corresponding decrease in gross profit and gross margin in the first fiscal quarter of each year, as a result of certain state and federal employment tax resets.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payments—(“SFAS 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In April 2005, the SEC amended the compliance date to the first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company expects to adopt the provisions of SFAS No. 123R in the first quarter of 2006. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or the effect of adopting SFAS 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides guidance under FASB Statement No. 109, Accounting for Income Taxes (“FASB Statement No. 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, the Company does not expect to apply this provision.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes to the disclosure on this matter that was made in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Part II. Other Information

Item 1.	Legal Proceedings

No disclosure required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No disclosure required.

Item 3.	Defaults Upon Senior Securities

No disclosure required.

Item 4.	Submission of Matters to a Vote of Security Holders

No disclosure required.

Item 5.	Other Information

No disclosure required.

Item 6.	Exhibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.	Description

10.1	Form of Supplement to Restricted Stock Agreement with Richard L. White, Gregory D. Holland and Tyra H. Tutor, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005.

10.2	2004 Equity Incentive Plan – Form of Stock Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005.

10.3	2004 Equity Incentive Plan – Form of Restricted Stock Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005.

10.4	2004 Non-Employee Director Equity Incentive Plan – Form of Stock Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005.

31.1*	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2*	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1*	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

*	Copy of Exhibit is filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MPS GROUP, INC.

By:	/s/ ROBERT P. CROUCH
Robert P. Crouch
Senior Vice President, Treasurer, and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

Date: May 10, 2005