Form 10-Q
period 2005-06-30
MPS GROUP INC
filed 2005-08-09
CIK 924646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 29, 2005:

100,876,980 shares of $0.01 par value Common Stock

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

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands except share amounts)	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$103,199	$106,497
Accounts receivable, net of allowance of $10,730 and $9,836, respectively	227,032	209,512
Prepaid expenses	7,419	6,405
Deferred income taxes	941	836
Other	15,373	15,532

Total current assets	353,964	338,782
Furniture, equipment, and leasehold improvements, net	26,808	26,878
Goodwill, net	528,074	529,292
Deferred income taxes	38,541	48,518
Other assets, net	10,516	11,134

Total assets	$957,903	$954,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$46,548	$51,944
Accrued payroll and related taxes	57,516	45,353
Income taxes payable	11,814	9,352

Total current liabilities	115,878	106,649
Other	13,079	12,292

Total liabilities	128,957	118,941

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 108,748,977 and 108,434,541 shares issued, respectively	1,087	1,085
Additional contributed capital	666,725	664,440
Retained earnings	220,426	197,966
Accumulated other comprehensive income	11,971	18,497
Deferred stock compensation	(5,864)	(6,383)
Treasury stock, at cost (7,893,014 and 5,078,514 shares, respectively)	(65,399)	(39,942)

Total stockholders’ equity	828,946	835,663

Total liabilities and stockholders’ equity	$957,903	$954,604

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
(dollar amounts in thousands except per share amounts)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue	$424,836	$333,245	$832,545	$643,726
Cost of revenue	313,917	248,089	619,692	480,335

Gross profit	110,919	85,156	212,853	163,391

Operating expenses:
General and administrative	87,338	68,089	170,556	134,383
Depreciation and intangibles amortization	3,736	3,794	7,853	7,716

Total operating expenses	91,074	71,883	178,409	142,099

Income from operations	19,845	13,273	34,444	21,292
Other income, net	682	96	1,284	731

Income before provision for income taxes	20,527	13,369	35,728	22,023
Provision for income taxes	7,416	4,025	13,268	7,246

Net income	$13,111	$9,344	$22,460	$14,777

Basic net income per common share	$0.13	$0.09	$0.22	$0.14

Average common shares outstanding, basic	101,860	103,655	102,404	103,158

Diluted net income per common share	$0.12	$0.09	$0.21	$0.14

Average common shares outstanding, diluted	105,499	107,527	106,287	106,955

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(dollar amounts in thousands)	2005	2004
Cash flows from operating activities:
Net income	$22,460	$14,777
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	9,872	7,875
Deferred compensation	1,611	1,578
Depreciation and intangibles amortization	7,853	7,716
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(24,779)	(26,613)
Prepaid expenses and other assets	(1,024)	(1,781)
Accounts payable and accrued expenses	1,230	7,653
Accrued payroll and related taxes	13,145	4,502
Other, net	(291)	(2,496)

Net cash provided by operating activities	30,077	13,211

Cash flows from investing activities:
Sale of assets	3,674	2,442
Purchase of furniture, equipment and leasehold improvements, net of disposals	(7,243)	(5,658)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(878)	(15,970)

Net cash used in investing activities	(4,447)	(19,186)

Cash flows from financing activities:
Repurchases of common stock	(25,457)	(3,760)
Discount realized on employee stock purchase plan	(210)	(204)
Proceeds from stock options exercised	1,064	10,900
Repayments on indebtedness	(1,633)	(400)

Net cash (used in) provided by financing activities	(26,236)	6,536

Effect of exchange rate changes on cash and cash equivalents	(2,692)	752

Net (decrease) increase in cash and cash equivalents	(3,298)	1,313

Net cash provided by operating activities of discontinued operations	—	1,343

Cash and cash equivalents, beginning of period	106,497	124,830

Cash and cash equivalents, end of period	$103,199	$127,486

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

	Three Months Ended		Six Months Ended
(dollar amounts in thousands except per share amounts)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income
As reported	$13,111	$9,344	$22,460	$14,777
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,200)	(934)	(9,539)	(1,617)

Pro forma	$6,911	$8,410	$12,921	$13,160

Basic net income per common share
As reported	$0.13	$0.09	$0.22	$0.14
Pro forma	$0.07	$0.08	$0.13	$0.13
Diluted net income per common share
As reported	$0.12	$0.09	$0.21	$0.14
Pro forma	$0.07	$0.08	$0.12	$0.12

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

2. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended		Six Months Ended
(dollar amounts in thousands except per share amounts)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Basic income per common share computation:
Net income	$13,111	$9,344	$22,460	$14,777

Basic average common shares outstanding	101,860	103,655	102,404	103,158
Incremental shares from assumed exercise of stock options and restricted stock awards	3,639	3,872	3,883	3,797

Diluted average common shares outstanding	105,499	107,527	106,287	106,955

Basic net income per common share	$0.13	$0.09	$0.22	$0.14

Diluted net income per common share	$0.12	$0.09	$0.21	$0.14

Options to purchase approximately 1.6 million and 599,000 shares of common stock that were outstanding during the three months ended June 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares. For the six months ended June 30, 2005 and 2004, options to purchase approximately 1.3 million and 766,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the aforementioned reason.

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

The Company has four reportable segments: North American Professional Services, European Professional Services, North American Information Technology (‘IT’) Services, and European IT Services. The Company’s reportable segments offer different services, have different client bases, experience differing economic characteristics, and are managed separately as each requires different resources and marketing strategies. The North American Professional Services segment provides specialized staffing and recruiting in the disciplines of accounting, finance, law, engineering and healthcare in North America. The European Professional Services segment provides specialized staffing and recruiting for accounting, financial services, legal, human resources, not-for-profit and public-sector positions in Europe, principally in the United Kingdom. The North American IT Services segment offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, on-site recruiting support, IT strategy consulting, design and branding, application development, and integration in North America. The European IT Services segment provides value-added solutions such as IT project support and staffing, and recruitment of full-time positions, specialized staffing and solutions in Europe, principally in the United Kingdom.

The North American Professional Services segment’s results for 2005 include the results from the acquisitions of two health care staffing businesses, which were acquired by the Company in February and March of 2004, two legal staffing businesses, which were acquired in September and October of 2004, and three accounting and finance businesses, which were acquired in February, July and October of 2004.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

The Company evaluates segment performance based on revenues, gross profit, and income from operations before provision for income taxes. The Company does not allocate income taxes, interest or unusual items to the segments. In addition, the Company does not report total assets by segment. No one customer represents more than 5% of the Company’s overall revenue, and as a result, the Company does not believe it has a material reliance on any one customer. The following tables summarize performance, identifiable assets, and long-lived assets by segment and revenue by geographic location:

	Three Months Ended		Six Months Ended
(dollar amounts in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue
North American Professional Services	$131,766	$102,509	$257,175	$195,312
European Professional Services	92,539	66,168	177,125	129,933
North American IT Services	126,232	108,437	251,725	210,226
European IT Services	74,299	56,131	146,520	108,255

Total revenue	$424,836	$333,245	$832,545	$643,726

Gross profit
North American Professional Services	$39,359	$29,317	$75,265	$55,134
European Professional Services	26,833	18,882	50,672	36,546
North American IT Services	35,676	29,208	68,633	56,960
European IT Services	9,051	7,749	18,283	14,751

Total gross profit	$110,919	$85,156	$212,853	$163,391

Income from operations before provision for income taxes
North American Professional Services	$10,205	$8,459	$17,432	$12,854
European Professional Services	6,469	2,972	11,855	5,880
North American IT Services	9,006	6,232	16,996	12,059
European IT Services	931	521	1,936	725

	26,611	18,184	48,219	31,518
Corporate expenses (1)	(6,766)	(4,911)	(13,775)	(10,226)
Other income, net	682	96	1,284	731

Total income from operations before provision for income taxes	$20,527	$13,369	$35,728	$22,023

Geographic Areas
Revenue
North America	$257,998	$210,946	$508,900	$405,538
Europe	166,838	122,299	323,645	238,188

Total revenue	$424,836	$333,245	$832,545	$643,726

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

(dollar amounts in thousands)	June 30, 2005	December 31, 2004
Accounts receivable, net
North American Professional Services	$69,349	$60,623
European Professional Services	35,459	32,433
North American IT Services	81,472	78,367
European IT Services	40,752	38,089

Total accounts receivable, net	$227,032	$209,512

Long-lived assets
North American Professional Services	$156,016	$154,412
European Professional Services	106,317	105,542
North American IT Services	251,368	253,378
European IT Services	35,777	35,904

	549,478	549,236
Corporate	5,404	6,934

Total long-lived assets	$554,882	$556,170

5. Comprehensive Income

The Company discloses other comprehensive income in accordance with SFAS No. 130, ‘Reporting Comprehensive Income’. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three and six months ended June 30, 2005 and 2004, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$13,111	$9,344	$22,460	$14,777
Unrealized (loss) gain on foreign currency translation adjustments (1)	(5,192)	(1,205)	(6,526)	1,703

Comprehensive income	$7,919	$8,139	$15,934	$16,480

(1)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

6. Excess Real Estate Obligations

In 2002, management determined that the Company would not be able to utilize certain vacated office space, thus eliminating the economic benefit associated with the vacated office space. As a result, the Company recorded a charge for contract termination costs, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, mainly due to costs that will continue to be incurred under the lease contract for its remaining term without economic benefit to the Company. As of December 31, 2004, there were $1.5 million of contract termination costs remaining, all under the North America IT Services reporting segment. During the three and six months ended June 30, 2005, $193,000 and $411,000, respectively, were paid or otherwise settled, which reduced the outstanding termination costs to $1.1 million at June 30, 2005.

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

MPS Group, Inc. is a leading provider of business services with over 185 offices throughout the United States, Canada, the United Kingdom, and continental Europe. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines, through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark®, Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Health Care	Soliant Health®
Human Capital Automation	Beeline®

Executive Summary

We believe that economic conditions strengthened during 2004 and into 2005, both in the United States and abroad, which had a favorable impact on both MPS and our industry. In the second quarter of 2005 compared to the second quarter of 2004, we were able to grow revenue in all of our segments. In addition to the improved macroeconomic conditions, we believe this growth is attributable to recent investments we have made in our business including our investments in additional sales and recruiting staff, acquisitions, new service offerings, and new office openings. Specifically for 2004, we acquired seven businesses for our North American Professional Services segment (together, the ‘Acquisitions’): two legal staffing businesses acquired in August and October of 2004; two health care staffing businesses acquired in February and March of 2004; and three accounting staffing businesses acquired in February, July, and October of 2004. For the second half of 2005, while we continue to believe we will experience future revenue growth, our revenue will be impacted by general macroeconomic conditions.

Our revenue increased 29.3% and our operating income increased 61.8% from the first half of 2004. Direct hire fees increased 68.7% from the first half of 2004, and now represent 4.0% of revenue, up from 3.0% in the prior year. In addition, we continued to diversify as revenue from our Professional Services division represents a greater proportion of consolidated revenue than it did a year ago. Throughout the remainder of 2005, we will continue to look for opportunities to increase gross margin along with increasing operating leverage within each segment. Specifically within the European IT Services segment, our lowest gross margin segment, we have begun the process of scaling back relationships with certain low-margin, high-volume clients in order to focus on higher-margin clients. In addition, we have a foundation for growth with more than $103 million of cash on hand at quarter end, a $150 million credit facility with no outstanding borrowings, no long-term debt, and working capital of $238.1 million.

The following detailed analysis of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Part 1, Item 1 of this Quarterly Report and the 2004 Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2004.

Results Of Operations For The Three and Six Months Ended June 30, 2005 and 2004

Consolidated revenue was $424.8 million and $333.2 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 27.5% during the three months ended June 30, 2005. Consolidated revenue was $832.5 million and $643.7 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 29.3% during the six months ended June 30, 2005.

Consolidated gross profit was $110.9 million and $85.2 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 30.2% during the three months ended June 30, 2005. Consolidated gross margin was 26.1% and 25.6% in the three months ended June 30, 2005 and 2004, respectively. Consolidated gross profit was $212.9 million and $163.4 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 30.3% during the six months ended June 30, 2005. Consolidated gross margin was 25.6% and 25.4% in the six months ended June 30, 2005 and 2004, respectively.

Consolidated operating expenses were $91.1 million and $71.9 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 26.7% during the three months ended June 30, 2005. General and administrative (G&A) expenses, which are included in operating expenses, were $87.3 million and $68.1 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 28.2% during the three months ended June 30, 2005. Consolidated operating expenses were $178.4 million and $142.1 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 25.6% during the six months ended June 30, 2005. General and administrative (G&A) expenses, which are included in operating expenses, were $170.6 million and $134.4 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 26.9% during the six months ended June 30, 2005.

Consolidated operating income was $19.8 million and $13.3 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 48.9% during the three months ended June 30, 2005. Operating income as a percentage of revenue was 4.7% and 4.0% for the three months ended June 30, 2005 and 2004, respectively. Consolidated operating income was $34.4 million and $21.3 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 61.5% during the six months ended June 30, 2005. Operating income as a percentage of revenue was 4.1% and 3.3% for the six months ended June 30, 2005 and 2004, respectively.

Segment Results

Professional Services division

North American Professional Services Segment

Revenue in our North American Professional Services segment was $131.8 million and $102.5 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 28.6% during the three months ended June 30, 2005. Revenue was $257.2 million and $195.3 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 31.7% during the six months ended June 30, 2005. Acquisitions contributed $12.7 million and $31.3 million in revenue, respectively, in the three and six months ended June 30, 2005. The following contributed to the increase in revenue for both the three and six months ended June 30, 2005: throughout 2004, we executed on our acquisition strategy; made considerable investments in sales and recruiting staff; and introduced additional service offerings. We completed seven acquisitions during 2004, and between these acquisitions and internal staff investments, we increased our staff headcount by 25% from June 30, 2004 to June 30, 2005. The internal staff investments were in anticipation of increased demand and were coupled with the added service offerings to our Special Counsel, Accounting Principals, and Soliant Health brands/operating units during 2004.

Revenue contribution from the North American Professional Services operating units for the three and six months ended June 30, 2005 and 2004 as a percentage of the total North American Professional Services segment revenues were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Entegee	46.7%	50.7%	47.0%	51.5%
Special Counsel	23.9	25.0	23.2	26.0
Accounting Principals	17.1	9.9	18.0	9.5
Soliant Health	12.3	12.8	11.8	10.9
Other	—	1.6	—	2.1

Gross profit in our North American Professional Services segment was $39.4 million and $29.3 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 34.5% during the three months ended June 30, 2005. Gross profit was $75.3 million and $55.1 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 36.7% during the six months ended June 30, 2005. Acquisitions contributed $4.6 million and $10.8 million in gross profit in the three and six months ended June 30, 2005, respectively. Gross margin in our North American Professional Services segment was 29.9% and 28.6% in the three months ended June 30, 2005 and 2004, respectively, and 29.3% and 28.2% in the six months ended June 30, 2005 and 2004, respectively. The increase in gross margin in both the three and six months ended June 30, 2005 was due primarily to an increase in direct hire fees. Direct hire fees, which generate a higher margin, increased to 5.6% of the segment’s revenue for the three months ended June 30, 2005, from 4.0% in the year earlier period. For the six months ended June 30, 2005, direct hire fees increased to 5.5% of the segment’s revenue, from 3.8% in the year earlier period.

G&A expenses in our North American Professional Services segment were $27.8 million and $19.9 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 39.7% during the three months ended June 30, 2005. As a percentage of revenue, G&A expenses were 21.1% and 19.4% in the three months ended June 30, 2005 and 2004, respectively. G&A expenses were $55.0 million and $40.3 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 36.5% during the six months ended June 30, 2005. As a percentage of revenue, G&A expenses were 21.4% and 20.6% in the six months ended June 30, 2005 and 2004, respectively. The increase in G&A expenses was due primarily to the increase in compensation expense related to the increases in the segment’s revenue, our investment in additional sales and recruiting personnel, and additional G&A from Acquisitions.

Operating income was $10.2 million and $8.5 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 20.0% during the three months ended June 30, 2005. Operating income as a percentage of revenue was 7.7% and 8.3% in the three months ended June 30, 2005 and 2004, respectively. Operating income was $17.4 million and $12.9 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 34.9% during the six months ended June 30, 2005. Operating income as a percentage of revenue was 6.8% and 6.6% in the six months ended June 30, 2005 and 2004, respectively.

European Professional Services Segment

Revenue in our European Professional Services segment was $92.5 million and $66.2 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 39.7% during the three months ended June 30, 2005. Revenue was $177.1 million and $129.9 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 36.3% during the six months ended June 30, 2005. Changes in foreign currency exchange rates contributed $2.4 million in revenue from the three months ended June 30, 2004 to the three months ended June 30, 2005, and $4.6 million in revenue from the six months ended June 30, 2004 to the six months ended June 30, 2005. The remaining increase in revenue for both three and six months ended June 30, 2005, was due to an overall improvement of the economic environment, and our investment in sales and recruiting personnel across our service lines. Specifically, we increased our staff headcount by 24% during 2004, in anticipation of increased demand.

Gross profit in our European Professional Services segment was $26.8 million and $18.9 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 41.8% during the three months ended June 30, 2005. Gross profit was $50.7 million and $36.5 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 38.9% during the six months ended June 30, 2005. Changes in foreign currency exchange rates contributed $690,000 in gross profit from the three months ended June 30, 2004 to the three months ended June 30, 2005, and $1.3 million in gross profit from the six months ended June 30, 2004 to the six months ended June 30, 2005. Gross margin in our European Professional Services segment was 29.0% and 28.5% in the three months ended June 30, 2005 and 2004, respectively. The increase in our gross margin in the three months ended June 30, 2005 was due primarily to a change in the mix of business. Gross margin was 28.6% and 28.1% in the six months ended June 30, 2005 and 2004, respectively. The increase in gross margin in the six months ended June 30, 2005 was due primarily to an increase in direct hire fees. Direct hire fees increased to 7.8% of the segment’s revenue, from 7.0% in the year earlier period.

G&A expenses in our European Professional Services segment were $19.9 million and $15.5 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 28.4% during the three months ended June 30, 2005. As a percentage of revenue, G&A expenses were 21.5% and 23.4% in the three months ended June 30, 2005 and 2004, respectively. G&A expenses were $37.9 million and $29.9 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 26.8% during the six months ended June 30, 2005. As a percentage of revenue, G&A expenses were 21.4% and 23.0 % in the six months ended June 30, 2005 and 2004, respectively. The increase in G&A expenses for both the three and six months ended June 30, 2005, was due primarily to the following: the increase in compensation expense related to the increases in the segment’s revenue, our investment in additional sales and recruiting personnel, and the effect of changes in foreign currency exchange rates.

Operating income was $6.5 million and $3.0 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 116.7% during the three months ended June 30, 2005. Operating income as a percentage of revenue was 7.0% and 4.5% in the three months ended June 30, 2005 and 2004, respectively. Operating income was $11.9 million and $5.9 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 101.7% during the six months ended June 30, 2005. Operating income as a percentage of revenue was 6.7% and 4.5% in the six months ended June 30, 2005 and 2004, respectively.

IT Services division

North American IT Services Segment

Revenue in our North American IT Services segment was $126.2 million and $108.4 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 16.4% during the three months ended June 30, 2005. Revenue was $251.7 million and $210.2 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 19.7% during the six months ended June 30, 2005. The increase in revenue for both the three and six months ended June 30, 3005, was due to a combination of increased spending on IT initiatives by our clients and our additional investment in sales and recruiting staff.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 85.3% and 82.7% of the segment’s revenue for the three months ended June 30, 2005 and 2004, respectively and 86.2% and 82.5% in the six months ended June 30, 2005 and 2004, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit for the North American IT Services segment was $35.7 million and $29.2 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 22.3% during the three months ended June 30, 2005. Gross profit was $68.6 million and $57.0 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 20.4% during the six months ended June 30, 2005. Gross margin in our North American IT Services segment was 28.3% and 26.9% in the three months ended June 30, 2005 and 2004, respectively. The increase in gross margin is due primarily to the higher utilization of Idea Integration’s salaried consultants. Gross margin was 27.3% and 27.1% in the six months ended June 30, 2005 and 2004, respectively.

The North American IT Services segment’s G&A expenses were $25.1 million and $20.8 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 20.7% during the three months ended June 30, 2005. As a percentage of revenue, G&A expenses were 20.0% and 19.2% in the three months ended June 30, 2005 and 2004, respectively. G&A expenses were $48.2 million and $40.5 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 19.0% during the six months ended June 30, 2005. As a percentage of revenue, G&A expenses were 19.2% and 19.3% in the six months ended June 30, 2005 and 2004, respectively. The increase in the segment’s G&A expenses for both the three and six months ended June 30, 2005, was due to the increase in compensation expense related to the increase in revenue and our investment in additional sales and recruiting personnel.

Operating income was $9.0 million and $6.2 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 45.2% during the three months ended June 30, 2005. Operating income as a percentage of revenue was 7.1% and 5.7% in the three months ended June 30, 2005 and 2004, respectively. Operating income was $17.0 million and $12.1 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 40.5% during the six months ended June 30, 2005. Operating income as a percentage of revenue was 6.8% and 5.7% in the six months ended June 30, 2005 and 2004, respectively.

European IT Services Segment

Revenue in our European IT Services segment was $74.3 million and $56.1 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 32.4% during the three months ended June 30, 2005. Revenue was $146.5 million and $108.3 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 35.3% during the six months ended June 30, 2005. Changes in foreign currency exchange rates contributed $1.9 million and $3.8 million in revenue from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005, respectively. The remaining increase in revenue for both the three and six months ended June 30, 2005, is due primarily to increased spending on IT initiatives by our UK market clients. However, for the remainder of 2005, we expect revenue growth to slow or possibly decline as we have begun the process of scaling back relationships with certain low-margin, high-volume clients. While we expect this to have a negative impact on revenue, we do not expect it to have a material adverse impact on this segment’s operating income.

Gross profit in our European IT Services segment was $9.1 million and $7.7 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 18.2% during the three months ended June 30, 2005. Gross profit was $18.3 million and $14.8 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 23.6% during the six months ended June 30, 2005. Changes in foreign currency exchange rates contributed $232,000 and $478,000 in gross profit from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005, respectively. Gross margin in our European IT Services segment was 12.2% and 13.8% in the three months ended June 30, 2005 and 2004, respectively, and 12.5% and 13.6% in the six months ended June 30, 2005 and 2004, respectively. The decrease in gross margin was due primarily to a higher proportion of the segment’s growth being in the UK market, compared to the continental European market. As the UK market has a higher concentration of low-margin high-volume clients, we have begun the process of scaling back relationships with certain low-margin, high-volume clients in order to focus on higher-margin clients.

G&A expenses in our European IT Services segment were $7.8 million and $7.0 million in the three months ended June 30, 2005 and 2004, respectively, increasing by 11.4% during the three months ended June 30, 2005. As a percentage of revenue, G&A expenses were 10.5% and 12.4% in the three months ended June 30, 2005 and 2004, respectively. G&A expenses were $15.6 million and $13.4 million in the six months ended June 30, 2005 and 2004, respectively, increasing by 16.4% during the six months ended June 30, 2005. As a percentage of revenue, G&A expenses were 10.7% and 12.4% in the six months ended June 30, 2005 and 2004, respectively. The increase in G&A expenses for both the three and six months ended June 30, 2005, was due to the increase in compensation expense related to the increases in the segment’s revenue, and the effect of changes in foreign currency exchange rates.

Operating income was $931,000 and $521,000 in the three months ended June 30, 2005 and 2004, respectively, increasing by 78.7% during the three months ended June 30, 2005. Operating income as a percentage of revenue was 1.3% and 0.9% in the three months ended June 30, 2005 and 2004, respectively. Operating income was $1.9 million and $725,000 in the six months ended June 30, 2005 and 2004, respectively, increasing by 162.1% during the six months ended June 30, 2005. Operating income as a percentage of revenue was 1.3% and .7% in the six months ended June 30, 2005 and 2004, respectively.

Corporate expenses

Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, and treasury that are not attributable to our operating units. Unallocated corporate expense was $6.8 million and $4.9 million in the three months ended June 30, 2005 and 2004, respectively, increasing 38.8%. As a percentage of revenue, unallocated corporate expense was 1.6% and 1.5% for the three months ended June 30, 2005 and 2004, respectively. Unallocated corporate expense was $13.8 million and $10.2 million in the six months ended June 30, 2005 and 2004, respectively, increasing 35.3%. As a percentage of revenue, unallocated corporate expense was 1.7% and 1.6% for the six months ended June 30, 2005 and 2004, respectively. The increase in unallocated corporate expense for both the three and six months ended June 30, 2005, was due primarily to the following: expenses related to compliance with the new internal control requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 and the standards of the Public Company Accounting Oversight Board, and an increase in non-cash compensation expense from our use of restricted stock.

Consolidated other income, net, was $682,000 and $96,000 in the three months ended June 30, 2005 and 2004, respectively, and $1.3 million and $731,000 in the six months ended June 30, 2005 and 2004, respectively. Other income, net, primarily includes interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility.

The consolidated income tax provision was $7.4 million and $4.0 million in the three months ended June 30, 2005 and 2004, respectively. The effective tax rate was 36.1% and 30.1% in the three months ended June 30, 2005 and 2004, respectively. The consolidated income tax provisions included $521,000 and $1.3 million of tax benefits associated with the settlement of certain state income tax audits in the three months ended June 30, 2005 and 2004, respectively. The consolidated income tax provision was $13.3 million and $7.2 million in the six months ended June 30, 2005 and 2004, respectively. The effective tax rate was 37.1% and 32.9% in the six months ended June 30, 2005 and 2004, respectively.

Consolidated net income from operations was $13.1 million and $9.3 million in the three months ended June 30, 2005 and 2004, respectively, and $22.5 million and $14.8 million in the six months ended June 30, 2005 and 2004, respectively.

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

Liquidity and Capital Resources

Changes to our liquidity for both the three and six months ended June 30, 2005 and 2004, are due primarily to the net effect of (i) funds generated by operations, a sale of assets, and stock option exercises, and (ii) funds used for acquisitions, repurchases of common stock and capital expenditures.

In the six months ended June 30, 2005, $33.4 million of cash used in investing activities, financing activities, and the effect of changes in foreign currency exchange rates exceeded the $30.1 million of cash provided from operating activities. Our net decrease of cash in the six months ended June 30, 2005 was due primarily to the repurchase of common stock and capital expenditures. In the six months ended June 30, 2004, cash of $21.8 million provided from operating activities, financing activities, the effect of changes in foreign currency exchange rates, and discontinued operations exceeded the $19.2 million of cash used in investing activities. Our net increase in cash in the six months ended June 30, 2004 was due primarily to a higher level of cash provided by operating activities and proceeds from the exercise of stock options. The below table highlights working capital and cash and cash equivalents as of June, 2005 and December 31, 2004, respectively:

(dollar amounts in millions)	June 30, 2005	December 31, 2004
Working capital	$238.1	$232.1

Cash and cash equivalents	$103.2	$106.5

For the six months ended June 30, 2005 and 2004, we generated $30.1 million and $13.2 million of cash flow from operations, respectively. The increase in cash flow from operations, from 2004 to 2005, is primarily due to our increased level of income.

For the six months ended June 30, 2005, we used $4.4 million of cash for investing activities, including $7.2 million for capital expenditures and $878,000 for acquisitions, net of $3.7 million generated from a sale of certain assets within our North American IT Services segment.

For the six months ended June 30, 2004, we used $19.2 million of cash for investing activities including $16.0 million for acquisitions and $5.7 million for capital expenditures, net of $2.4 million generated from the sale of certain assets within our North American Professional Services segment.

For the six months ended June 30, 2005, we used $26.2 million of cash for financing activities, primarily $25.5 million for the repurchase of common stock and $1.6 million of repayments on indebtedness, net of

$1.1 million generated from stock option exercises. For the six months ended June 30, 2004, we generated $6.5 million of cash from financing activities, primarily from stock option exercises, net of $3.8 million used to repurchase common stock.

Our Board of Directors has authorized the repurchase of our Common Stock, comprised of an initial $65.0 million authorization and an additional $65.0 million authorization in the second quarter of 2005. During the second quarter of 2005, we repurchased 2.8 million shares at a cost of $25.5 million. At July 29, 2005, the total amount repurchased under this plan was 7.9 million shares at a cost of $65.4 million. We anticipate that we will continue to purchase shares under this authorization in the future.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, during the remainder of 2005 will be approximately $4.0 million.

While there can be no assurance in this regard, we believe that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet our presently anticipated needs for working capital, capital expenditures, repurchases of common stock and acquisitions for at least the next 12 months.

Indebtedness of the Company

In 2003, we closed on a $150 million revolving credit facility syndicated by a group of leading financial institutions. The credit facility contains certain financial and non-financial covenants relating to our operations, including maintaining certain financial ratios. Repayment, if applicable, of funds borrowed under the credit facility is guaranteed by substantially all of our subsidiaries. The facility matures in November 2006. To date, there have been no borrowings outstanding under this facility, other than $6.3 million of standby letters of credit for certain operational matters.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There have been no changes in the Company’s internal control structure over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

No disclosure required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities (1)

Period (2)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2005 to April 30, 2005	123,500	$7.99	123,500	$24,071,105
May 1, 2005 to May 31, 2005	1,762,700	8.81	1,762,700	8,538,720
June 1, 2005 to June 30, 2005	928,300	9.63	928,300	64,600,558

Total	2,814,500	$9.05	2,814,500	$64,600,558

(1)	In 1999, The Company’s Board of Directors authorized the repurchase of up to $65.0 million of the Company’s common stock. In June 2005, the Company’s Board of Directors authorized the repurchase of an additional $65.0 million of the Company’s common stock. During 2004, the Company repurchased 3.5 million shares of common stock at an average price of $8.91. The following table sets forth information about the Company’s common stock repurchases for the three months ended June 30, 2005. There were no common stock repurchases by the Company during the first quarter of 2005. There is no expiration date for this authorization.
(2)	Based on trade date, not settlement date.

Item 3.	Defaults Upon Senior Securities

No disclosure required.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 19, 2005. Proxies were solicited from shareholders of record as of March 31, 2005 on the close of business on April 22, 2005. On March 31, 2005, there were 103,849,750 shares outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, the following proposal was submitted to a shareholder vote:

1.	Approval of a Proposal to Elect the Following Individuals as Directors of the Company:

Name	For	Withhold Authority
Derek E. Dewan	89,996,668	2,965,847
Timothy D. Payne	90,084,000	2,878,515
Peter J. Tanous	88,126,419	4,836,096
T. Wayne Davis	89,707,350	3,255,165
John R. Kennedy	89,750,372	3,212,143
Michael D. Abney	90,074,980	2,887,535
William M. Issac	89,704,354	3,258,161
Darla D. Moore	91,097,003	1,865,512
Arthur B. Laffer	88,625,752	4,336,763

Item 5.	Other Information

No disclosure required.

Item 6.	Exhibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.	Description

31.1*	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2*	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1*	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

*	Copy of Exhibit is filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MPS GROUP, INC.

By:	/s/ ROBERT P. CROUCH
Robert P. Crouch
Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: August 9, 2005