Form 10-Q
period 2005-09-30
MPS GROUP INC
filed 2005-11-09
CIK 924646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 28, 2005:

101,153,099 shares of $0.01 par value Common Stock

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in Part I, Item 2 of this report under the heading ‘Factors Which May Affect Future Results and Financial Condition.’ In some cases, you can identify forward-looking statements by terminology such as ‘will,’ ‘may,’ ‘should,’ ‘could,’ ‘expects,’ ‘plans,’ ‘indicates,’ ‘projects,’ ‘anticipates,’ ‘believes,’ ‘estimates,’ ‘appears,’ ‘predicts,’ ‘potential,’ ‘continues,’ ‘can,’ ‘hopes,’ ‘perhaps,’ ‘would,’ or ‘become’ or the negative of these terms or other comparable terminology. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands except share amounts)	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$119,895	$106,497
Accounts receivable, net of allowance of $11,261 and $9,836, respectively	236,759	209,512
Prepaid expenses	6,716	6,405
Other	17,619	16,368

Total current assets	380,989	338,782
Furniture, equipment, and leasehold improvements, net	25,759	26,878
Goodwill, net	541,320	529,292
Deferred income taxes	31,947	48,518
Other assets, net	11,795	11,134

Total assets	$991,810	$954,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$57,817	$51,944
Accrued payroll and related taxes	61,840	45,353
Income taxes payable	12,199	9,352

Total current liabilities	131,856	106,649
Other	13,906	12,292

Total liabilities	145,762	118,941

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 109,339,997 and 108,434,541 shares issued, respectively	1,093	1,085
Additional contributed capital	671,322	664,440
Retained earnings	237,547	197,966
Accumulated other comprehensive income	10,551	18,497
Deferred stock compensation	(4,978)	(6,383)
Treasury stock, at cost (8,254,514 and 5,078,514 shares, respectively)	(69,487)	(39,942)

Total stockholders’ equity	846,048	835,663

Total liabilities and stockholders’ equity	$991,810	$954,604

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands except per share amounts)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenue	$426,961	$362,332	$1,259,506	$1,006,058
Cost of revenue	313,016	270,659	932,708	750,994

Gross profit	113,945	91,673	326,798	255,064

Operating expenses:
General and administrative	84,198	72,901	254,754	207,284
Depreciation and intangibles amortization	3,830	3,852	11,683	11,568
Exit Recapture	—	(225)	—	(225)

Total operating expenses	88,028	76,528	266,437	218,627

Income from operations	25,917	15,145	60,361	36,437
Other income, net	1,355	340	2,639	1,071

Income before provision for income taxes	27,272	15,485	63,000	37,508
Provision for income taxes	10,151	6,039	23,419	13,396

Net income	$17,121	$9,446	$39,581	$24,112

Basic net income per common share	$0.17	$0.09	$0.39	$0.23

Average common shares outstanding, basic	100,701	103,139	101,836	103,152

Diluted net income per common share	$0.16	$0.09	$0.37	$0.23

Average common shares outstanding, diluted	105,119	107,065	105,897	106,992

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(dollar amounts in thousands)	2005	2004
Cash flows from operating activities:
Net income	$39,581	$24,112
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	16,397	11,067
Deferred compensation	2,497	2,370
Depreciation and intangibles amortization	11,683	11,568
Exit recapture	—	(225)
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(32,220)	(49,176)
Prepaid expenses and other assets	(261)	(234)
Accounts payable and accrued expenses	13,276	19,059
Accrued payroll and related taxes	17,100	(269)
Other, net	(957)	(1,309)

Net cash provided by operating activities	67,096	16,963

Cash flows from investing activities:
Sale of assets	3,674	2,442
Purchase of furniture, equipment and leasehold improvements, net of disposals	(9,317)	(7,060)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(17,096)	(20,787)

Net cash used in investing activities	(22,739)	(25,405)

Cash flows from financing activities:
Repurchases of common stock	(29,545)	(26,870)
Discount realized on employee stock purchase plan	(477)	(281)
Proceeds from stock options exercised	4,547	11,207
Repayments on indebtedness	(2,203)	(440)

Net cash used in financing activities	(27,678)	(16,384)

Effect of exchange rate changes on cash and cash equivalents	(3,281)	581

Net increase (decrease) in cash and cash equivalents	13,398	(24,245)

Net cash provided by operating activities of discontinued operations	—	598

Cash and cash equivalents, beginning of period	106,497	124,830

Cash and cash equivalents, end of period	$119,895	$101,183

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands except per share amounts)

1. Basis of Presentation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by MPS Group, Inc. (‘MPS’ or the ‘Company’) in accordance with the rules and regulations of the Securities and Exchange Commission (‘SEC’). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands except per share amounts)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income
As reported	$17,121	$9,446	$39,581	$24,112
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(181)	(930)	(9,720)	(2,547)

Pro forma	$16,940	$8,516	$29,861	$21,565

Basic net income per common share
As reported	$0.17	$0.09	$0.39	$0.23
Pro forma	$0.17	$0.08	$0.29	$0.21
Diluted net income per common share
As reported	$0.16	$0.09	$0.37	$0.23
Pro forma	$0.16	$0.08	$0.28	$0.20

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123 and supercedes APB Opinion

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In April 2005, the SEC amended the compliance date to the first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company expects to adopt the provisions of SFAS 123R in the first quarter of 2006. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006, and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro-forma disclosures. Thus, the Company will not restate the results of prior periods. The Company expects the effects of applying the modified prospective transition method to outstanding and unvested awards as of the effective date to be immaterial. However, the Company is still evaluating the potential impact of subsequent awards. Subsequent awards may have a material impact on the Company’s Consolidated Statements of Income.

2. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands except per share amounts)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Basic income per common share computation:
Net income	$17,121	$9,446	$39,581	$24,112

Basic average common shares outstanding	100,701	103,139	101,836	103,152
Incremental shares from assumed exercise of stock options and restricted stock awards	4,418	3,926	4,061	3,840

Diluted average common shares outstanding	105,119	107,065	105,897	106,992

Basic net income per common share	$0.17	$0.09	$0.39	$0.23

Diluted net income per common share	$0.16	$0.09	$0.37	$0.23

Options to purchase approximately 597,000 and 924,000 shares of common stock that were outstanding during the three months ended September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares. For the nine months ended September 30, 2005 and 2004, options to purchase approximately 963,000 and 743,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the aforementioned reason.

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

The Company has four reportable segments: North American Professional Services, European Professional Services, North American Information Technology (‘IT’) Services, and European IT Services. The Company’s reportable segments offer different services, have different client bases, experience differing economic characteristics, and are managed separately as each requires different resources and marketing strategies. The North American Professional Services segment provides specialized staffing and recruiting in the disciplines of accounting, finance, law, engineering and healthcare in North America. The European Professional Services segment provides specialized staffing and recruiting for accounting, financial services, legal, human resources, not-for-profit and public-sector positions in Europe, principally in the United Kingdom. The North American IT Services segment offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, on-site recruiting support, IT strategy consulting, design and branding, application development, and integration in North America. The European IT Services segment provides value-added solutions such as IT project support and staffing, recruitment of full-time positions, specialized staffing and IT solutions in Europe, principally in the United Kingdom.

The North American Professional Services segment’s results for 2005 include the results from the acquisitions of three health care staffing businesses acquired by the Company in February of 2004, March of 2004, and September of 2005, two legal staffing businesses acquired in September and October of 2004, and four accounting and finance businesses acquired in February of 2004, July of 2004, October of 2004, and September of 2005.

The North American IT Services segment’s results for 2005 include the results from the acquisitions of two IT solutions businesses acquired by the Company in July and September of 2005. The accounting and finance business and the IT solutions business acquired in September of 2005 were part of the same acquisition.

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

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenue
North American Professional Services	$139,390	$106,030	$396,565	$301,342
European Professional Services	94,455	75,064	271,580	204,997
North American IT Services	127,602	116,961	379,327	327,187
European IT Services	65,514	64,277	212,034	172,532

Total revenue	$426,961	$362,332	$1,259,506	$1,006,058

Gross profit
North American Professional Services	$41,856	$30,524	$117,121	$85,658
European Professional Services	27,314	21,125	77,986	57,671
North American IT Services	36,059	31,499	104,692	88,459
European IT Services	8,716	8,525	26,999	23,276

Total gross profit	$113,945	$91,673	$326,798	$255,064

Income from operations before provision for income taxes
North American Professional Services	$12,607	$8,395	$30,039	$21,249
European Professional Services	8,188	3,333	20,043	9,213
North American IT Services	9,551	7,770	26,547	19,829
European IT Services	1,629	673	3,565	1,398

	31,975	20,171	80,194	51,689
Corporate expenses (1)	(6,058)	(5,026)	(19,833)	(15,252)
Other income, net	1,355	340	2,639	1,071

Total income from operations before provision for income taxes	$27,272	$15,485	$63,000	$37,508

Geographic Areas
Revenue
North America	$266,992	$222,991	$775,892	$628,529
Europe	159,969	139,341	483,614	377,529

Total revenue	$426,961	$362,332	$1,259,506	$1,006,058

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

(dollar amounts in thousands)	September 30, 2005	December 31, 2004
Accounts receivable, net
North American Professional Services	$77,502	$60,623
European Professional Services	34,540	32,433
North American IT Services	87,859	78,367
European IT Services	36,858	38,089

Total accounts receivable, net	$236,759	$209,512

Long-lived assets
North American Professional Services	$165,589	$154,412
European Professional Services	106,163	105,542
North American IT Services	255,273	253,378
European IT Services	35,264	35,904

	562,289	549,236
Corporate	4,790	6,934

Total long-lived assets	$567,079	$556,170

5. Comprehensive Income

The Company discloses other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three and nine months ended September 30, 2005 and 2004, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income	$17,121	$9,446	$39,581	$24,112
Unrealized (loss) gain on foreign currency translation adjustments (1)	(1,420)	3,636	(7,946)	5,339

Comprehensive income	$15,701	$13,082	$31,635	$29,451

(1)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

6. Business Combinations

In the third quarter of 2005, the Company acquired the health care staffing business, Bilingual Therapies, the accounting and finance and IT solutions business, Pacioli Companies, and the IT solutions business, Encore Development. Purchase consideration for these acquisitions totaled $17.0 million, of which $15.7 million was paid at closing.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

7. Goodwill And Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for 2005 is as follows:

	Professional Services		IT Services		Total
(dollar amounts in thousands)	North America	Europe	North America	Europe
Balance as of December 31, 2004	$152,806	$102,173	$244,758	$29,555	$529,292
2005 additions	10,131	—	3,989	—	14,120
2005 disposition	—	—	(2,092)	—	(2,092)

Balance as of September 30, 2005	$162,937	$102,173	$246,655	$29,555	$541,320

The Company allocated the purchase price of acquisitions in accordance with SFAS No. 141 Business Combinations. At September 30, 2005 and December 31, 2004, there was $3.6 million, and $3.2 million, respectively, of identifiable intangible assets on the Company’s Consolidated Balance Sheets relating to its acquisitions. Identifiable intangible assets relate to both the existing value of the target’s customer relationships at the date of the acquisition and trade names, if applicable.

8. Excess Real Estate Obligations

In 2002, management determined that the Company would not be able to utilize certain vacated office space, thus eliminating the economic benefit associated with that space. As a result, the Company recorded a charge for contract termination costs, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, mainly due to costs that will continue to be incurred under the lease contracts for their remaining terms without economic benefit to the Company. As of December 31, 2004, there were $1.5 million of contract termination costs remaining, all under the North America IT Services reporting segment. During the three and nine months ended September 30, 2005, $193,000 and $604,000, respectively, were paid or otherwise settled, which reduced the outstanding termination costs to $869,000 at September 30, 2005.

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

MPS Group, Inc. is a leading provider of business services with over 185 offices throughout the United States, Canada, the United Kingdom, and continental Europe. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines, through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark® , Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Health Care	Soliant Health®
Work Force Automation	Beeline®

Executive Summary

We believe that economic conditions strengthened during 2004 and into 2005, both in the United States and abroad, which had a favorable impact on both MPS and our industry. In the third quarter of 2005 compared to the third quarter of 2004, we were able to grow revenue in all of our segments. In addition to the improved macroeconomic conditions, we believe this growth is attributable to recent investments we have made in our business including our investments in additional sales and recruiting staff, acquisitions, new service offerings, and new office openings. Specifically in 2004 and 2005, we acquired nine businesses for our North American Professional Services segment (together, the ‘Professional Acquisitions’): two legal staffing businesses acquired in August and October of 2004; three health care staffing businesses acquired in February of 2004, March of 2004, and September of 2005; and four accounting and finance staffing businesses acquired in February of 2004, July of 2004, October of 2004, and September of 2005. In addition, we acquired two IT solutions businesses for our North American IT segment (together, the ‘IT Acquisitions’), in July and September of 2005. The previously mentioned accounting and finance business and the IT solutions business acquired in September of 2005 were part of the same acquisition. For the last quarter of 2005, while we continue to believe we will experience future revenue growth, our revenue will be impacted by general macroeconomic conditions.

Our revenue increased 17.9% and our operating income increased 71.1% from the third quarter of last year. Direct hire fees increased 41% from the third quarter of 2004, and now represent 4.3% of revenue, up from 3.6% in the year earlier period. In addition, we continued to diversify, with revenue from our Professional Services division now representing 55% of consolidated revenue in the third quarter of 2005 compared to 50% in the third quarter of 2004. Throughout the remainder of 2005, we will continue to look for opportunities to increase gross margin along with increasing operating leverage within each segment. Specifically, within the European IT Services segment, our lowest gross margin segment, we have begun the process of and are realizing the positive gross margin impact from scaling back relationships with certain low-margin, high-volume clients in order to focus on higher-margin clients. In addition, we have a foundation for growth with $120 million of cash on hand at quarter end, a $150 million credit facility with no outstanding borrowings, no long-term debt, and working capital of $249 million.

The following detailed analysis of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Part 1, Item 1 of this Quarterly Report and the 2004 Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2004.

Results Of Operations For The Three and Nine Months Ended September 30, 2005 and 2004

Consolidated revenue was $427.0 million and $362.3 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 17.9% during the three months ended September 30, 2005. Consolidated revenue was $1,259.5 million and $1,006.1 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 25.2% during the nine months ended September 30, 2005.

Consolidated gross profit was $113.9 million and $91.7 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 24.2% during the three months ended September 30, 2005. Consolidated gross margin was 26.7% and 25.3% in the three months ended September 30, 2005 and 2004, respectively. Consolidated gross profit was $326.8 million and $255.1 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 28.1% during the nine months ended September 30, 2005. Consolidated gross margin was 25.9% and 25.4% in the nine months ended September 30, 2005 and 2004, respectively.

Consolidated operating expenses were $88.0 million and $76.5 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 15.0% during the three months ended September 30, 2005. General and administrative (G&A) expenses, which are included in operating expenses, were $84.2 million and $72.9 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 15.5% during the three months ended September 30, 2005. Consolidated operating expenses were $266.4 million and $218.6 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 21.9% during the nine months ended September 30, 2005. G&A expenses were $254.8 million and $207.3 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 22.9% during the nine months ended September 30, 2005.

Consolidated operating income was $25.9 million and $15.1 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 71.5% during the three months ended September 30, 2005. Operating income as a percentage of revenue was 6.1% and 4.2% for the three months ended September 30, 2005 and 2004, respectively. Consolidated operating income was $60.4 million and $36.4 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 65.9% during the nine months ended September 30, 2005. Operating income as a percentage of revenue was 4.8% and 3.6% for the nine months ended September 30, 2005 and 2004, respectively.

Segment Results

Professional Services division

North American Professional Services Segment

Revenue in our North American Professional Services segment was $139.4 million and $106.0 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 31.5% during the three months ended September 30, 2005. Revenue was $396.6 million and $301.3 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 31.6% during the nine months ended September 30, 2005. Professional Acquisitions contributed $12.9 million and $44.2 million in revenue, respectively, in the three and nine months ended September 30, 2005. Revenues increased for both the three and nine months ended September 30, 2005, because we executed on our acquisition strategy, made considerable investments in sales and recruiting staff, and introduced additional service offerings. We completed seven acquisitions during 2004 and two during 2005, and between these acquisitions and internal staff investments, we increased our staff headcount by 192 from September 30, 2004 to September 30, 2005. The internal staff investments were in anticipation of increased demand and were coupled with the added service offerings to our Special Counsel, Accounting Principals, and Soliant Health brands/operating units during 2004.

Revenue contribution from the North American Professional Services operating units for the three and nine months ended September 30, 2005 and 2004 as a percentage of the total North American Professional Services segment revenues were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Entegee	44.7%	50.3%	46.2%	51.1%
Special Counsel	25.7	24.7	24.1	25.5
Accounting Principals	16.8	12.1	17.6	10.4
Soliant Health	12.8	12.9	12.1	11.6
Other	—	—	—	1.4

Gross profit in our North American Professional Services segment was $41.9 million and $30.5 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 37.4% during the three months ended September 30, 2005. Gross profit was $117.1 million and $85.7 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 36.6% during the nine months ended September 30, 2005. Professional Acquisitions contributed $5.1 million and $15.9 million in gross profit in the three and nine months ended September 30, 2005, respectively. Gross margin in our North American Professional Services segment was 30.0% and 28.8% in the three months ended September 30, 2005 and 2004, respectively, and 29.5% and 28.4% in the nine months ended September 30, 2005 and 2004, respectively. The increase in gross margin in both the three and nine months ended September 30, 2005 was due primarily to an increase in direct hire fees, and to a lesser extent, improved gross margins from the segment’s staffing services. Direct hire fees, which generate a higher margin, increased to 5.8% of the segment’s revenue for the three months ended September 30, 2005, from 5.0% in the year earlier period. For the nine months ended September 30, 2005, direct hire fees increased to 5.6% of the segment’s revenue, from 4.3% in the year earlier period.

G&A expenses in our North American Professional Services segment were $28.0 million and $21.2 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 32.1% during the three months ended September 30, 2005. As a percentage of revenue, G&A expenses were 20.1% and 20.0% in the three months ended September 30, 2005 and 2004, respectively. The increase in G&A expenses for the three months ended September 30, 2005 was due primarily to the increase in compensation expense related to the increases in the segment’s revenue and additional G&A from Professional Acquisitions. G&A expenses were $83.0 million and $61.5 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 35.0% during the nine months ended September 30, 2005. As a percentage of revenue, G&A expenses were 20.1% and 20.4% in the nine months ended September 30, 2005 and 2004, respectively. The increase in G&A expenses for the nine months ended September 30, 2005 was due primarily to the increase in compensation expense related to the increases in the segment’s revenue, our investment in additional sales and recruiting personnel, and additional G&A from Professional Acquisitions.

Operating income was $12.6 million and $8.4 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 50.0% during the three months ended September 30, 2005. Operating income as a percentage of revenue was 9.0% and 7.9% in the three months ended September 30, 2005 and 2004, respectively. Operating income was $30.0 million and $21.2 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 41.5% during the nine months ended September 30, 2005. Operating income as a percentage of revenue was 7.6% and 7.0% in the nine months ended September 30, 2005 and 2004, respectively.

European Professional Services Segment

Revenue in our European Professional Services segment was $94.5 million and $75.1 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 25.8% during the three months ended September 30, 2005. Revenue was $271.6 million and $205.0 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 32.5% during the nine months ended September 30, 2005. Changes in foreign currency exchange rates reduced revenue by $1.8 million from the three months ended September 30, 2004 to the three months ended September 30, 2005, and contributed $3.2 million in revenue from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The remaining increase in revenue for both three and nine months ended September 30, 2005, was due to an overall improvement of the economic environment, and our investment in sales and recruiting personnel across our service lines. Specifically, we increased our staff headcount by 28% since the beginning of 2004, in anticipation of increased demand.

Gross profit in our European Professional Services segment was $27.3 million and $21.1 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 29.4% during the three months ended September 30, 2005. Gross profit was $78.0 million and $57.7 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 35.2% during the nine months ended September 30, 2005. Changes in foreign currency exchange rates reduced gross profit by $513,000 from the three months ended September 30, 2004 to the three months ended September 30, 2005, and contributed $909,000 in gross profit from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. Gross margin in our European Professional Services segment was 28.9% and 28.1% in the three months ended September 30, 2005 and 2004, respectively. The increase in our gross margin in the three months ended September 30, 2005 was due primarily to improved gross margins from the segment’s staffing services. Gross margin was 28.7% and 28.1% in the nine months ended September 30, 2005 and 2004, respectively. The increase in gross margin in the nine months ended September 30, 2005 was due primarily to an increase in direct hire fees. Direct hire fees increased to 7.8% of the segment’s revenue, from 7.4% in the year earlier period.

G&A expenses in our European Professional Services segment were $18.7 million and $17.4 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 7.5% during the three months ended September 30, 2005. As a percentage of revenue, G&A expenses were 19.8% and 23.2% in the three months ended September 30, 2005 and 2004, respectively. G&A expenses were $56.5 million and $47.3 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 19.5% during the nine months ended September 30, 2005. As a percentage of revenue, G&A expenses were 20.8% and 23.1% in the nine months ended September 30, 2005 and 2004, respectively. The increase in G&A expenses for both the three and nine months ended September 30, 2005, was due primarily to the increase in compensation expense related to the increases in the segment’s revenue and our investment in additional sales and recruiting personnel.

Operating income was $8.2 million and $3.3 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 148.5% during the three months ended September 30, 2005. Operating income as a percentage of revenue was 8.7% and 4.4% in the three months ended September 30, 2005 and 2004, respectively. Operating income was $20.0 million and $9.2 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 117.4% during the nine months ended September 30, 2005. Operating income as a percentage of revenue was 7.4% and 4.5% in the nine months ended September 30, 2005 and 2004, respectively.

IT Services division

North American IT Services Segment

Revenue in our North American IT Services segment was $127.6 million and $117.0 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 9.1% during the three months ended September 30, 2005. Revenue was $379.3 million and $327.2 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 15.9% during the nine months ended September 30, 2005. IT Acquisitions contributed $2.0 million in revenue in the three and nine months ended September 30, 2005. The increase in revenue for both the three and nine months ended September 30, 3005, was due to a combination of increased spending on IT initiatives by our clients and our additional investment in sales and recruiting staff.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 85.1% and 81.7% of the segment’s revenue for the three months ended September 30, 2005 and 2004, respectively and 85.9% and 82.2% in the nine months ended September 30, 2005 and 2004, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit for the North American IT Services segment was $36.1 million and $31.5 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 14.6% during the three months ended September 30, 2005. Gross margin in our North American IT Services segment was 28.3% and 26.9% in the three months ended September 30, 2005 and 2004, respectively. The increase in gross margin for the three months ended September 30, 2005 was due primarily to a combination of higher utilization of Idea Integration’s salaried consultants and an increase in direct hire fees. Direct hire fees increased to 1.4% of the segment’s revenue, from 0.6% in the year earlier period. Gross profit was $104.7 million and $88.5 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 18.3% during the nine months ended September 30, 2005. Gross margin was 27.6% and 27.0% in the nine months ended September 30, 2005 and 2004, respectively. The increase in gross margin for the nine months ended September 30, 2005 was due primarily to an increase in direct hire fees. Direct hire fees increased to 1.1% of the segment’s revenue, from 0.6% in the year earlier period.

The North American IT Services segment’s G&A expenses were $24.8 million and $21.5 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 15.3% during the three months ended September 30, 2005. As a percentage of revenue, G&A expenses were 19.4% and 18.4% in the three months ended September 30, 2005 and 2004, respectively. G&A expenses were $73.0 million and $62.1 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 17.6% during the nine months ended September 30, 2005. As a percentage of revenue, G&A expenses were 19.2% and 19.0% in the nine months ended September 30, 2005 and 2004, respectively. The increase in the segment’s G&A expenses for both the three and nine months ended September 30, 2005, was due primarily to the increase in compensation expense related to the increase in revenue and our investment in additional sales and recruiting personnel.

Operating income was $9.6 million and $7.8 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 23.1% during the three months ended September 30, 2005. Operating income as a percentage of revenue was 7.5% and 6.7% in the three months ended September 30, 2005 and 2004, respectively. Operating income was $26.5 million and $19.8 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 33.8% during the nine months ended September 30, 2005. Operating income as a percentage of revenue was 7.0% and 6.1% in the nine months ended September 30, 2005 and 2004, respectively.

European IT Services Segment

Revenue in our European IT Services segment was $65.5 million and $64.3 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 1.9% during the three months ended September 30, 2005. Revenue was $212.0 million and $172.5 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 22.9% during the nine months ended September 30, 2005. Changes in foreign currency exchange rates reduced revenue by $1.2 million and contributed $2.5 million in revenue from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005, respectively. For the remainder of 2005, we expect revenue growth to slow or possibly decline as we are in the process of scaling back relationships with certain low-margin, high-volume clients. While we expect this to have a negative impact on revenue, we do not expect it to have a material adverse impact on this segment’s operating income.

Gross profit in our European IT Services segment was $8.7 million and $8.5 million in the three months ended September 30, 2005 and 2004, respectively, increasing by 2.4% during the three months ended September 30, 2005. Gross profit was $27.0 million and $23.3 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 15.9% during the nine months ended September 30, 2005. Changes in foreign currency exchange rates reduced gross profit by $164,000 from the three months ended September 30, 2004 to the three months September 30, 2005, and contributed $315,000 from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. Gross margin in our European IT Services segment was 13.3% in both the three months ended September 30, 2005 and 2004, and 12.7% and 13.5% in the nine months ended September 30, 2005 and 2004, respectively. The decrease in gross margin for the nine months ended September 30, 2005 was due primarily to a higher proportion of the segment’s growth being in the UK market, compared to the continental European market. The UK market traditionally has had lower gross margins than those of continental Europe. We are in the process of scaling back relationships with certain low-margin, high-volume clients in the UK in order to focus on higher-margin clients in both the UK and continental Europe.

G&A expenses in our European IT Services segment were $6.7 million and $7.5 million in the three months ended September 30, 2005 and 2004, respectively, decreasing by 10.7% during the three months ended September 30, 2005. As a percentage of revenue, G&A expenses were 10.2% and 11.6% in the three months ended September 30, 2005 and 2004, respectively. The decrease in G&A expenses for the three months ended September 30, 2005 was due to a combination of the elimination of duplicative management, and the effect of changes in foreign currency exchange rates. G&A expenses were $22.4 million and $20.9 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 7.2% during the nine months ended September 30, 2005. As a percentage of revenue, G&A expenses were 10.6% and 12.1% in the nine months ended September 30, 2005 and 2004, respectively. The increase in G&A expenses for the nine months ended September 30, 2005, was due to a combination of an increase in compensation expense related to the increases in the segment’s revenue, and the effect of changes in foreign currency exchange rates.

Operating income was $1.6 million and $673,000 in the three months ended September 30, 2005 and 2004, respectively, increasing by 137.7% during the three months ended September 30, 2005. Operating income as a percentage of revenue was 2.4% and 1.0% in the three months ended September 30, 2005 and 2004, respectively. Operating income was $3.6 million and $1.4 million in the nine months ended September 30, 2005 and 2004, respectively, increasing by 157.1% during the nine months ended September 30, 2005. Operating income as a percentage of revenue was 1.7% and 0.8% in the nine months ended September 30, 2005 and 2004, respectively.

Corporate expenses

Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, and treasury that are not directly attributable to our operating units. Unallocated corporate expense was $6.1 million and $5.0 million in the three months ended September 30, 2005 and 2004, respectively, increasing 22.0%. As a percentage of revenue, unallocated corporate expense was 1.4% for both the three months ended September 30, 2005 and 2004. Unallocated corporate expense was $19.8 million and $15.3 million in the nine months ended September 30, 2005 and 2004, respectively, increasing 29.4%. As a percentage of revenue, unallocated corporate expense was 1.6% and 1.5% for the nine months ended September 30, 2005 and 2004, respectively. The increase in unallocated corporate expense for both the three and nine months ended September 30, 2005, was due primarily to expenses related to compliance with the internal control requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 and the standards of the Public Company Accounting Oversight Board, and an increase in non-cash compensation expense from our use of restricted stock.

Consolidated other income, net, was $1.4 million and $340,000 in the three months ended September 30, 2005 and 2004, respectively, and $2.6 million and $1.1 million in the nine months ended September 30, 2005 and 2004, respectively. Other income, net, primarily includes interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility.

The consolidated income tax provision was $10.2 million and $6.0 million in the three months ended September 30, 2005 and 2004, respectively. The effective tax rate was 37.2% and 39.0% in the three months ended September 30, 2005 and 2004, respectively. The consolidated income tax provision was $23.4 million and $13.4 million in the nine months ended September 30, 2005 and 2004, respectively. The consolidated income tax provisions for the nine months ended September 30, 2005 and 2004, included $521,000 and $1.3 million of tax benefits, respectively, associated with the settlement of certain state income tax audits. The effective tax rate was 37.2% and 35.7% in the nine months ended September 30, 2005 and 2004, respectively.

Consolidated net income was $17.1 million and $9.4 million in the three months ended September 30, 2005 and 2004, respectively, and $39.6 million and $24.1 million in the nine months ended September 30, 2005 and 2004, respectively.

Factors Which May Affect Future Results And Financial Condition

Demand for our services is affected by the economic climate in the industries and markets we serve. The demand for our services, in particular our staffing services, is highly dependent upon the state of economy and upon the staffing needs of our clients. Any negative variation in the economic condition or unemployment levels of the United States, United Kingdom or of any of the other foreign countries in which we do business, may severely reduce the demand for our services and thereby significantly decrease our revenues and profits.

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

We are exposed to employment-related claims and costs and other litigation. Our staffing services entail employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Our ability to control the workplace environment is limited. As the employer of record of our temporary employees, we incur a risk of liability to our temporary employees for various workplace events, including claims of physical injury, discrimination, harassment, or entitlement to employee benefits. We also incur a risk of liability to our clients resulting from allegations of errors, omissions, misappropriation, or theft of property or information by our temporary employees. While we maintain insurance with respect to many of such claims and such claims have not historically had a material adverse effect on us, there can be no assurance that we will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon us or that such claims (whether by reason of us not having insurance or by reason of such claims being outside the scope of our insurance) will not have a material adverse effect upon us.

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

The price of our common stock may fluctuate significantly. The market price for our common stock can fluctuate as a result of a variety of factors, including the factors listed above, many of which are beyond our control. These factors include actual or anticipated variations in quarterly operating results; announcements of new services by our competitors or us; announcements relating to strategic relationships or acquisitions; changes in financial estimates or other statements by securities analysts; and other changes in general economic conditions. Because of this, we may fail to meet or exceed the expectations of our shareholders or of our securities analysts, and the market price for our common stock could fluctuate as a result.

Liquidity and Capital Resources

Changes to our liquidity for both the three and nine months ended September 30, 2005 and 2004, are due primarily to the net effect of: (1) funds generated by operations, a sale of assets, and stock option exercises, and (2) funds used for acquisitions, repurchases of common stock and capital expenditures.

In the nine months ended September 30, 2005, $67.1 million of cash provided from operating activities exceeded the $53.7 million used in investing activities, financing activities, and the effect of changes in foreign currency exchange rates. Our net increase of cash in the nine months ended September 30, 2005 was due primarily to the higher level of cash provided by operations. In the nine months ended September 30, 2004, cash of $41.8 million used in investing and financing activities exceeded the $18.1 million provided from operating activities, the effect of changes in foreign currency exchange rates, and discontinued operations. Our net decrease in cash in the nine months ended September 30, 2004 was due primarily to cash used for acquisitions and the repurchase of company stock. The below table highlights working capital and cash and cash equivalents as of September, 2005 and December 31, 2004, respectively:

(dollar amounts in millions)	September 30, 2005	December 31, 2004
Working capital	$249.1	$232.1

Cash and cash equivalents	$119.9	$106.5

For the nine months ended September 30, 2005 and 2004, we generated $67.1 million and $17.0 million of cash flow from operations, respectively. The increase in cash flow from operations, from 2004 to 2005, is primarily due to our increased level of income.

For the nine months ended September 30, 2005, we used $22.7 million of cash for investing activities, including $9.3 million used for capital expenditures and $17.1 million used for acquisitions, net of $3.7 million generated from a sale of certain assets within our North American IT Services segment.

For the nine months ended September 30, 2004, we used $25.4 million of cash for investing activities including $20.8 million used for acquisitions and $7.1 million used for capital expenditures, net of $2.4 million generated from the sale of certain assets within our North American Professional Services segment.

For the nine months ended September 30, 2005, we used $27.7 million of cash for financing activities, primarily $29.5 million used for the repurchase of common stock and $2.2 million used for repayments on indebtedness, net of $4.5 million generated from stock option exercises. For the nine months ended September 30, 2004, we used $16.4 million of cash from financing activities, primarily $26.9 million used for the repurchase of common stock, net of $11.2 million generated from stock option exercises.

Our Board of Directors has authorized the repurchase of our common stock, comprised of an initial $65.0 million authorization and an additional $65.0 million authorization in the second quarter of 2005. During the third quarter of 2005, we repurchased 362,000 shares at a cost of $4.1 million. At October 28, 2005, the total amount repurchased under this plan was 8.3 million shares at a cost of $69.5 million. We anticipate that we will continue to purchase shares under this authorization in the future.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, during the remainder of 2005 will be approximately $3.0 million.

While there can be no assurance in this regard, we believe that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet our presently anticipated needs for working capital, capital expenditures, repurchases of common stock and acquisitions for at least the next 12 months.

Indebtedness of the Company

We have a $150 million revolving credit facility syndicated by a group of leading financial institutions. The credit facility contains certain financial and non-financial covenants relating to our operations, including maintaining certain financial ratios. Repayment, if applicable, of funds borrowed under the credit facility is guaranteed by substantially all of our subsidiaries. The facility matures in November 2006. To date, there have been no borrowings outstanding under this facility, other than $6.7 million of standby letters of credit for certain operational matters.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In April 2005, the SEC amended the compliance date to the first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company expects to adopt the provisions of SFAS 123R in the first quarter of 2006. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006, and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro-forma disclosures. Thus, the Company will not restate the results of prior periods. The Company expects the effects of applying the modified prospective transition method to outstanding and unvested awards as of the effective date to be immaterial. However, the Company is still evaluating the potential impact of subsequent awards. Subsequent awards may have a material impact on the Company’s Consolidated Statements of Income.

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

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

No disclosure required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities (1)

Period (2)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2005 to July 31, 2005	—	$—	—	$64,600,558
August 1, 2005 to August 31, 2005	126,500	$10.94	126,500	$63,216,460
September 1, 2005 to September 30, 2005	235,000	$11.50	235,000	$60,513,220

Total	361,500	$11.31	361,500	$60,513,220

(1)	In 1999, the Company’s Board of Directors authorized the repurchase of up to $65.0 million of the Company’s common stock. In June 2005, the Company’s Board of Directors authorized the repurchase of an additional $65.0 million of the Company’s common stock. During 2004, the Company repurchased 3.5 million shares of common stock at an average price of $8.91. The table sets forth information about the Company’s common stock repurchases for the three months ended September 30, 2005. For the nine months ended September 20, 2005, the Company repurchased 3.2 million shares of common stock at an average price of $9.30. There is no expiration date for this authorization.
(2)	Based on trade date, not settlement date.

Item 3.	Defaults Upon Senior Securities

No disclosure required.

Item 4.	Submission of Matters to a Vote of Security Holders

No disclosure required.

Item 5.	Other Information

On November 9, 2005 the Company entered into a Renewal and Amendment to that certain Chairman Employment Agreement, effective as of March 1, 2001, with Derek E. Dewan, Chairman of the Board (the “Agreement”), to renew and amend the Agreement to continue for an additional five year term beginning upon the expiration of the initial term on March 1, 2006. The Renewal and Amendment is attached hereto as Exhibit 10.

Effective November 9, 2005 the Company designated Mr. Dewan as a participant in the 2004 Management Savings Plan. Mr. Dewan is entitled to participate in periodic annual contributions of a minimum of 5% of cash compensation, as well as change-in-control and certain other benefits as provided for in the Plan.

Item 6.	Exhibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.	Description

10*	Amendment and Renewal of Chairman Employment Agreement with Derek E. Dewan.

31.1*	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2*	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1*	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

*	Copy of Exhibit is filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MPS GROUP, INC.

By:	/s/ ROBERT P. CROUCH
Robert P. Crouch
Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: November 9, 2005