Form 10-K
period 2005-12-31
MPS GROUP INC
filed 2006-03-15
CIK 924646

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

COMMISSION FILE NUMBER: 0-24484

MPS GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3116655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Independent Drive, Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number including area code): (904) 360-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):Yes    ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on, June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $950,063,171.

As of March 1, 2006 the number of shares outstanding of the Registrant’s common stock was 104,814,551.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of shareholders are incorporated by reference in Part III.

This Annual Report on Form 10-K contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in Part I, Item 1A under ‘Risk Factors,’ in Part II, Item 5 under ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities’, and Part II, Item 7 under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.’ In some cases, you can identify forward-looking statements by terminology such as ‘may,’ ‘should,’ ‘could,’ ‘expects,’ ‘plans,’ ‘indicates,’ ‘projects,’ ‘anticipates,’ ‘believes,’ ‘estimates,’ ‘appears,’ ‘predicts,’ ‘potential,’ ‘continues,’ ‘can,’ ‘hopes,’ ‘perhaps,’ ‘would,’ or ‘become,’ or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part II, Item 7A, under ‘Quantitative and Qualitative Disclosures About Market Risk’ should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

	PART I	Page

1.	BUSINESS	4

1A.	RISK FACTORS	9

1B.	UNRESOLVED STAFF COMMENTS	11

2.	PROPERTIES	11

3.	LEGAL PROCEEDINGS	11

4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11

	PART II

5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	12

6.	SELECTED FINANCIAL DATA	13

7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	25

9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	51

9A.	CONTROLS AND PROCEDURES	51

9B.	OTHER INFORMATION	52

	PART III

Information required by Part III (Items 10-14) is to be included in the Registrant’s Definitive Proxy
Statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and is hereby incorporated herein by reference.

	PART IV

15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE	53

	SIGNATURES	57

PART I

ITEM 1.	BUSINESS

References to “we”, “our”, “us”, “MPS” or the “Company” in this Annual Report on Form 10-K refer to MPS Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Overall

MPS Group, Inc. is a leading provider of business services with over 190 offices throughout the United States, Canada, the United Kingdom, and continental Europe. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines, through the following primary brands:

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

Pursuant to our acquisition strategy, we acquired eleven businesses from 2003 to 2005: four legal staffing businesses acquired in February of 2003, August of 2003, August of 2004, and October of 2004; three health care staffing businesses acquired in February of 2004, March of 2004, and September of 2005; four accounting and finance staffing businesses acquired in February of 2004, July of 2004, October of 2004, and September of 2005; and two IT Solutions businesses, acquired in July of 2005 and September of 2005. The accounting and financing business and IT solutions business acquired in September of 2005 were part of the same acquisition. The businesses acquired in 2005, 2004, and 2003, had a combined annualized revenue of $25 million, $95 million, and $22 million at acquisition date, respectively.

In addition, we look to focus our efforts intensely on our core businesses. Toward this end, we have divested certain businesses we deemed not central to our strategy, including the 2003 sale of our outplacement unit, and the 2004 sale of our retained executive search unit. We feel we are able to execute and profit from our internal growth and acquisition strategies due to our strong management team, our integrated and scalable back office support services, and to the continued development of our strategic management information systems.

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

The Company was incorporated under the laws of the State of Florida in 1992 under the name Accustaff Incorporated, and changed its name to MPS Group, Inc. in 2002. Our principal executive offices are located in Jacksonville, Florida. Strategically, our operations are coordinated primarily from facilities in Jacksonville, Florida, and London, England, and to a lesser extent, Burlington, Massachusetts. Both of our Jacksonville and London facilities provide support and centralized services to our offices in the administrative, marketing, public relations, accounting, training and legal areas. Regional and local office managers are responsible for most activities of their offices, including sales, local and regional marketing and recruitment.

Segments

We present the financial results of our operations under our four reporting segments: North American Professional services, European Professional services, North American IT services and European IT services. In addition, we have both a Professional services and an IT services division. The Professional services division is comprised of both the North American Professional services segment and the European Professional services segment. The IT services division is comprised of both the North American IT services segment and the European IT services segment. The table below highlights the percentage contribution of revenue and gross profit from our four segments for 2005 and 2004:

	2005 Revenue	2004 Revenue	2005 Gross Profit	2004 Gross Profit
North American Professional Services	31.9%	30.1%	36.3%	34.3%
European Professional Services	21.6%	20.3%	23.5%	22.3%

Professional Services Division	53.5%	50.4%	59.8%	56.6%

North American IT Services	30.3%	32.2%	32.1%	34.3%
European IT Services	16.2%	17.4%	8.1%	9.1%

IT Services Division	46.5%	49.6%	40.2%	43.4%

North American Segments	62.2%	62.3%	68.4%	68.6%
European Segments	37.8%	37.7%	31.6%	31.4%

Additional financial information relating to our segments can be found in Footnote 15 to the Consolidated Financial Statements.

Professional Services division

Our Professional services division provides specialized staffing and recruiting in the disciplines of accounting, finance staffing, law, engineering and healthcare for varying periods of time to companies or other organizations (including government agencies) that have a need for such personnel, but are unable to, or choose not to, engage certain personnel as their own employees. Businesses increasingly view the use of temporary employees as a means of controlling personnel costs and converting the nature of such costs from fixed to variable. Examples of client needs for staffing solutions include the need for specialized or highly-skilled personnel for the completion of a specific project or subproject, substitution for regular employees during vacation or sick leave, and staffing of high turnover positions or during seasonal peaks.

We operate this division under a variable cost business model whereby revenue and cost of revenue are primarily recognized and incurred on a time-and-materials basis. The vast majority of the billable consultants are compensated on an hourly basis only for the hours which are billed to our clients.

Clients also hire our skilled consultants on a permanent basis, whether it is from a conversion of a temporary assignment to, or a direct placement of, a full-time position. We earn a one-time fee for these services. These fees represent approximately 6% of this division’s revenue.

The principal national and international competitors of our Professional services division include Robert Half International Inc., Resources Connection, Inc., Spherion Corporation, Kelly Law Registry, Ajilon Consulting (a wholly owned subsidiary of Adecco SA), Michael Page International, Robert Walters PLC, Hays PLC, Cross Country Healthcare, Inc., and CDI Corporation.

North American Professional Services segment

Our North American Professional services segment goes to market under the primary brands and operating units Entegee, Special Counsel, Accounting Principals, and Soliant Health. The demands of our clients (the need for confidentiality, accuracy and reliability, cost-effectiveness, and frequent peak workload periods) are similar among the businesses within this segment.

Entegee

Entegee provides technical and engineering strategic workforce solutions. From on-site management consulting and in-house project services to temporary and direct placement, Entegee combines industry knowledge and experience to fill highly skilled technical and engineering positions. These positions include, but are not limited to, engineers, designers, drafters, inspectors and assemblers. Entegee operates through a domestic network of national practice branches with offices in 10 markets, and employs approximately 2,700 billable consultants. Entegee also provides engineering and drafting design services through two company-owned centers that utilize state-of-the-art computer technology. Its primary clients include government and defense contractors, manufacturing and engineering companies.

Special Counsel

Special Counsel staffs temporary and full-time employees in attorney, paralegal, legal administrative and legal secretarial positions for workload management, litigation support, business transaction support, pre-litigation and document management support, as well as medical document review, deposition digesting, court reporting and other trial-related services. Special Counsel has a network of 37 offices across the United States, and employs approximately 1,700 billable consultants. Its primary clients are Fortune 1000 companies and law firms.

Accounting Principals

Accounting Principals specializes in placing temporary and full-time employees in accounting and finance positions. Accounting Principals has a network of 40 offices across the United States, and employs approximately 1,400 billable consultants.

In 2005, we expanded Accounting Principals’ geographic footprint with the acquisition of Pacioli Companies in September. Pacioli Companies provides high-end accounting candidates to clients primarily located in the Minneapolis, St. Paul, Minnesota area.

Soliant Health

Soliant Health specializes primarily in placing traveling healthcare professionals, in the areas of nursing, physical and occupational therapy, along with imaging technicians. Soliant Health employs approximately 700 consultants, and its clients include hospitals and healthcare providers across the United States.

In 2005, we expanded Soliant Health’s service line with the acquisition of Bilingual Therapies in September. Bilingual Therapies provides bilingual and monolingual Speech Language Pathologists (SLPs) to school systems throughout the country. Bilingual Therapies is the national market leader in the placement of bilingual SLPs.

Dispositions

In 2003, we sold certain operating assets and transferred certain operating liabilities of our outplacement unit. The decision to sell our outplacement unit was in keeping with our long-term strategy of focusing on our core businesses. As a result of the sale of our outplacement unit and in accordance with Generally Accepted Accounting Principles (GAAP), our Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations report the results of operations of this unit as Discontinued Operations for all periods presented. In 2004, we sold certain assets and transferred certain liabilities of our retained executive search brand.

European Professional Services segment

Since 1980, our European professional services business, Badenoch & Clark, has specialized in placing temporary, full-time, contract and interim recruitment employees in accounting and finance, financial services, legal, human resources, and marketing positions. Badenoch & Clark has 19 offices across the United Kingdom and an office in Luxembourg. Badenoch & Clark employs approximately 4,200 billable consultants.

IT Services division

Our IT services division provides specialty staffing, consulting and business solutions under the brands/operating units Modis, Modis International, Idea Integration and Beeline. We utilize the brand Modis in both our North American and European segments; however, the overall business culture distinguishes the operation of these two segments.

We operate this division primarily under a variable cost business model whereby revenue and cost of revenue are primarily recognized and incurred on a time-and-materials basis. The vast majority of the billable consultants are compensated on an hourly basis only for the hours which are billed to our clients. Approximately 1% of this division’s revenue is generated from fees for clients directly hiring our consultants.

The principal national and international competitors of our IT services division include Keane, Inc., Computer Horizons Corp., Comsys IT Partners, Inc., CIBER, Inc., Computer People (a division of Ajilon Group), Hays PLC, Elan, Lorien PLC, and Sapient Corporation. In addition, we may compete against the internal management information services and IT departments of our clients and potential clients.

North American IT Services segment

Modis

Modis specializes in the placement of IT contract consultants for IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support for application development, systems integration, and enterprise application integration. Modis has a network of 44 offices across the United States, and employs approximately 3,700 billable consultants. Its primary clients are Fortune 1000 companies.

Idea Integration

Idea Integration specializes in Web design and development, information management solutions, wireless workflow applications, portal solutions, and enterprise resource management. Idea utilizes both salaried and hourly consultants to deliver solutions primarily under time-and-materials contracts and to a lesser extent under fixed-fee contracts. It operates in certain markets across the United States and its clients include Fortune 1000 companies, government and middle-market companies.

In 2005, we expanded Idea Integration’s geographic footprint with the acquisitions of two IT solutions businesses: Encore Development in July and Pacioli Companies in September. Encore Development is a Florida-based IT solutions company specializing in Microsoft development capabilities with clients primarily located in northeast Florida. Pacioli Companies provides IT programmers, statistical analysts, modelers, architects, and implementers to clients using SAS Software.

Beeline

Beeline is our software-based human capital management services solution that automates the acquisition and management of both full-time and contingent workers. Beeline operates primarily in the United States and its’ clients are principally Fortune 1000 companies.

Beeline maintains a full-time staff to support its operations and seeks to collect a service charge based upon the usage of this service. Subsequent to the initial start up costs and time, minimal cost and resources are required for the usage of Beeline’s services.

European IT Services segment

Our European IT services segment is comprised of Modis International. Modis International, headquartered in the United Kingdom, specializes in providing IT contract consultants throughout the United Kingdom and certain continental European markets. Modis International has been in operation for over 30 years. It has 11 offices across the United Kingdom, and an office each in Belgium, Germany, and the Netherlands. It employs approximately 2,100 billable consultants.

Employees

MPS employs approximately 16,800 consultants and approximately 2,600 full-time staff employees. Approximately 250 of the employees work at corporate headquarters.

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

Seasonality

Our quarterly operating results are affected by the number of billing days in the quarter and the seasonality of our customers’ businesses. Demand for our services has historically been lower during the calendar year-end, as a result of holidays, through February of the following year. Extreme weather conditions may also affect demand in the early part of the year as certain of our clients’ facilities are located in geographic areas subject to closure or reduced hours due to inclement weather. In addition, we experience an increase in our cost of sales and a corresponding decrease in gross profit and gross margin in the first fiscal quarter of each year, as a result of certain U.S. state and federal employment tax resets.

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

ITEM 1A.	RISK FACTORS

Our results of operations and financial condition can be adversely affected by numerous risks and uncertainties. The most important of these risks and uncertainties are detailed below. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this document. Should any of these risks actually materialize, our business, financial condition, and future prospects could be negatively impacted.

Demand for our services is affected by the economic climate in the industries and markets we serve. The demand for our services, in particular our staffing services, is highly dependent upon the state of economy and upon the staffing needs of our clients. Any negative variation in the economic condition of the United States, United Kingdom or of any of the other foreign countries in which we do business, may severely reduce the demand for our services and thereby significantly decrease our revenues and profits.

Our market is highly competitive with low barriers to entry. Our industry is intensely competitive and highly fragmented, and the barriers to entry are quite low. There are many competitors, and new ones are entering the market constantly. In addition, some of these competitors have greater resources than us. Competition arises locally, regionally, nationally, internationally and in certain cases from remote locations, particularly from offshore locations such as India and China.

Certain of our contracts are awarded on the basis of competitive proposals, which can be periodically re-bid by the client. There can be no assurance that existing contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to us. In addition, long-term contracts form a negligible portion of our revenue. There can be no assurance we will be able to retain clients or market share in the future. Nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain our current profit margins.

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

We are exposed to claims and costs, liabilities and litigation arising from the delivery of our services. Our recruiting services involve our referring candidates to clients for potential employment, and our staffing services entail employing or retaining individuals on a temporary basis and placing such individuals in clients’ workplaces. Our recruiting services entail a risk of liability to our clients and others, contractually and otherwise, arising from allegations of inadequate background checks, inadequate credentialing of our nursing and healthcare workers, and negligent referral of candidates to our clients. Our staffing services entail a risk of liability to our clients and others, contractually and otherwise, arising from various workplace events, often beyond our control, including allegations of errors and omissions, injury to property or persons, or misappropriation or theft of property or proprietary information allegedly caused or contributed to by our temporary workers. Our staffing services also entail a risk of employment and co-employment liability, to either or both our clients and our temporary workers, arising from allegations by our temporary workers of discrimination, harassment, inadequate workplace conditions, or entitlement to employee benefits or pay from clients to which they are assigned. The Company maintains insurance with respect to many of the aforementioned claims. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon the Company or that such claims (whether by reason of the Company not having insurance or by reason of such claims being outside the scope of the Company’s insurance) will not have a material adverse effect upon the Company.

We have acquired, and may continue to acquire, companies, and these acquisitions could disrupt our business or adversely affect our earnings. We have acquired several companies and may continue to acquire companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including failure to successfully integrate the acquired company with our existing business, alienation or impairment of relationships with substantial customers or key employees of the acquired business or our existing business, and assumption of liabilities of the acquired business. Any acquisition that we consummate also may have an adverse affect on our liquidity or earnings and may be dilutive to our earnings. Adverse business conditions or developments suffered by or associated with any business we acquire additionally could result in impairment to the goodwill or intangible assets associated with the acquired business, and a related write down of the value of these assets, and adversely affect our earnings.

The price of our common stock may fluctuate significantly. The market price for our common stock can fluctuate as a result of a variety of factors, including the factors listed above, many of which are beyond our control. These factors include: actual or anticipated variations in quarterly operating results; announcements of new services by our competitors or us; announcements relating to strategic relationships or acquisitions; changes in financial estimates or other statements by securities analysts; and other changes in general economic conditions. Because of this, we may fail to meet or exceed the expectations of our shareholders or of our securities analysts, and the market price for our common stock could fluctuate as a result.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the Staff of the Securities and Exchange Commission concerning our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

Our corporate headquarters, located in Jacksonville, Florida, is on lease through 2012. Our business services are conducted through more than 190 offices located in the United States, Canada, the United Kingdom, and continental Europe. Almost all of our offices are on lease, with the terms of an average office lease being from three to six years.

We believe our facilities are generally adequate for our needs and do not anticipate difficulty replacing such facilities or locating additional facilities, if needed. Additional information on lease commitments can be found in Footnote 6 to the Consolidated Financial Statements.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Related Matters

The following table sets forth the high and low sale prices of our Common Stock, as reported by the NYSE, during the two years ended December 31, 2005:

	2005		2004
	High	Low	High	Low
Period:
First Quarter	$12.45	$9.93	$11.21	$9.35
Second Quarter	$10.77	$7.15	$12.12	$9.96
Third Quarter	$12.38	$9.38	$11.62	$7.87
Fourth Quarter	$14.45	$10.00	$12.38	$8.92

See the factors set forth above in ‘Risk Factors,’ for factors that may impact the price of our Common Stock. As of March 1, 2006, there were approximately 859 holders of record of our Common Stock.

We have not paid to-date a cash dividend or other cash distribution with respect to our Common Stock. We currently intend to retain any earnings to provide for the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Repurchases of Equity Securities

Our Board of Directors has authorized the repurchase of our Common Stock, comprised of an initial $65 million authorization and an additional $65 million authorization in the second quarter of 2005. From inception through the year-end of 2005, approximately 8.8 million shares at a cost of $77.2 million have been repurchased under this authorization. The following table sets forth information about our Common Stock repurchases for the three months ended December 31, 2005. We have repurchased 457,000 shares at a cost of $6.5 million in 2006, which brought the total amount repurchased under this plan to 9.3 million shares at a cost of $83.7 million at March 1, 2006. We anticipate that we will continue to purchase shares under this authorization in the future. There is no expiration date for this authorization.

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2005 to October 31, 2005	32,400	$11.69	32,400	$60,134,495
November 1, 2005 to November 30, 2005	—	—	—	60,134,495
December 1, 2005 to December 31, 2005	547,200	$13.45	547,200	52,774,123

Total	579,600	$13.35	579,600	$52,774,123

(1)	Based on trade date, not settlement date.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended
(in thousands, except per share amounts)	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Consolidated Statements of Operations data:
Revenue	$1,684,699	$1,426,842	$1,096,030	$1,119,156	$1,500,615
Cost of revenue	1,242,331	1,066,055	808,890	834,318	1,105,781

Gross profit	442,368	360,787	287,140	284,838	394,834
Operating expenses	355,382	309,551	251,623	255,929	342,918
Amortization of goodwill (1)	—	—	—	—	37,312
Impairment of investment	—	—	—	16,165	—
Exit costs (recapture)	—	(897)	(284)	8,967	—

Operating income	86,986	52,133	35,801	3,777	14,604
Other income (expense), net	3,799	1,437	553	(3,947)	(9,199)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	90,785	53,570	36,354	(170)	5,405
Provision for income taxes	31,188	18,150	14,519	13,832	3,102

Income (loss) from continuing operations before cumulative effect of accounting change	59,597	35,420	21,835	(14,002)	2,303
Discontinued operations: (2)
Income (loss) from discontinued operations, net of tax	—	—	(2,395)	1,410	6,040
Loss on sale of discontinued operations, net of tax	—	—	(20,675)	—	—

Income (loss) before cumulative effect of accounting change	59,597	35,420	(1,235)	(12,592)	8,343
Cumulative effect of accounting change, net of tax (1)	—	—	—	(553,712)	—

Net income (loss)	$59,597	$35,420	$(1,235)	$(566,304)	$8,343

Basic income (loss) per common share:
From continuing operations	$0.59	$0.34	$0.21	$(0.14)	$0.02

From discontinued operations	$—	$—	$(0.02)	$0.01	$0.06

From sale of discontinued operations	$—	$—	$(0.20)	$—	$—

From accounting change	$—	$—	$—	$(5.49)	$—

Basic income (loss) per common share	$0.59	$0.34	$(0.01)	$(5.62)	$0.09

Diluted income (loss) per common share:
From continuing operations	$0.56	$0.33	$0.21	$(0.14)	$0.02

From discontinued operations	$—	$—	$(0.02)	$0.01	$0.06

From sale of discontinued operations	$—	$—	$(0.20)	$—	$—

From accounting change	$—	$—	$—	$(5.49)	$—

Diluted income (loss) per common share	$0.56	$0.33	$(0.01)	$(5.62)	$0.08

Basic average common shares outstanding	101,719	102,804	101,680	100,833	97,868

Diluted average common shares outstanding	105,832	106,842	104,518	100,833	98,178

	December 31,
(in thousands)	2005	2004	2003	2002	2001
Consolidated Balance Sheet data:
Working capital	$279,859	$232,133	$216,879	$171,154	$200,887
Total assets	1,028,006	954,604	893,151	892,974	1,533,863
Long term debt	—	—	—	—	101,000
Stockholders’ equity (1)	876,040	835,663	793,462	781,559	1,310,811

(1)	The Company recognized an impairment loss associated with its adoption of Statement of Financial Accounting Standards (‘SFAS’) No. 142 ‘Goodwill and Other Intangible Assets,’ effective January 1, 2002. This loss was recorded as a Cumulative Effect of Accounting Change, and reduced Stockholders’ Equity. In addition, SFAS No. 142 discontinued the periodic amortization of goodwill.
(2)	The income (loss) from discontinued operations for the periods presented above and the 2003 loss on sale related to the discontinued outplacement unit, sold in December 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MPS Group, Inc. is a leading provider of business services with over 190 offices throughout the United States, Canada, the United Kingdom, and continental Europe. The Company delivers specialty staffing, consulting and business solutions to virtually all industries in the following disciplines and through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark®, Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Health Care	Soliant Health®
Work Force Automation	Beeline®

The Company presents the financial results of the above brands under its four reporting segments: North American Professional services, European Professional services, North American IT services and European IT services.

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

From 2003 to 2005, we acquired eleven businesses for our North American professional services segment: four legal staffing businesses acquired in February of 2003, August of 2003, August of 2004, and October of

2004; three health care staffing businesses acquired in February of 2004, March of 2004, and September of 2005; and four accounting and finance staffing businesses acquired in February of 2004, July of 2004, October of 2004, and September of 2005. In addition, we acquired two IT solutions businesses, in July and September of 2005, in our North American IT Services segment. The accounting and finance staffing business and the IT solutions business acquired in September of 2005 were part of the same acquisition. From time to time we may measure certain financial information excluding the effect of acquisitions. Such financial data that excludes the effect of businesses we acquire is not a GAAP financial measure. We believe presenting some results excluding the effects of businesses we acquire is helpful to investors because it permits a comparison of the performance of our core internal operations from period to period. Additionally, certain internal reporting and compensation targets are based on the performance of core internal operations. The effect of a business we acquire is generally excluded for only the first 12 months following the acquisition date. Subsequent to this, a business is considered to be integrated for reporting purposes. Again however, such measures should be considered only in conjunction with the correlative measures that include the results from acquisitions, as calculated and presented in accordance with GAAP.

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

Discontinued Operations

In December 2003, we sold certain operating assets and transferred certain operating liabilities of our outplacement unit. As a result of the sale of this unit and in accordance with GAAP, the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations report the results of operations of our outplacement unit as Discontinued Operations for all periods presented. In 2003, this unit generated $21.0 million in revenue and had a $3.7 million loss before income taxes. We recorded contract termination costs of $705,000 in 2003 as a result of the sale. Additional information can be found in Footnote 2 to the Consolidated Financial Statements.

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

Revenue Recognition

We recognize substantially all revenue at the time services are provided, and on a time and materials basis. In most cases, the consultant is our employee and all costs of employing the worker are our responsibility and are included in cost of revenue. Revenues generated when we permanently place an individual with a client are recorded at the time of start.

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

We have future tax deductions associated with tax-deductible goodwill. Our tax basis in tax-deductible goodwill will be deducted in our income tax returns, generating $338.9 million of future tax deductions over the next 15 years. In addition, we have a net deferred tax asset as of December 31, 2005 and 2004. The components of our net deferred tax assets as well as other information on income taxes can be found in Footnote 7 to the Consolidated Financial Statements.

Stock Option Plans

We have historically issued stock options to employees and directors as an integral part of our compensation programs. U.S. GAAP allowed alternative methods of accounting for these plans. We have chosen to account for our stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, the intrinsic value of the options is used to record compensation expense and, as a result, no compensation expense related to stock options is included in determining net income and net income per share in the Consolidated Financial Statements. Restricted stock grants are accounted for in accordance with APB 25, which mandates that restricted stock grants with performance conditions be calculated using the intrinsic value. As required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), calculations of pro forma net income (loss) and net income (loss) per share, computed in accordance with the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), are set forth in Footnote 2 to the Consolidated Financial Statements.

We are required to adopt SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) beginning with the first quarter of 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Upon adoption of SFAS 123R, we will be required to recognize compensation on all share-based grants made on or after January 1, 2006, and for the unvested portion of share-based grants made prior to January 1, 2006.

Impairment of Tangible and Intangible Assets

For acquisitions, we allocate the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. In connection with SFAS No. 142, Goodwill and Other Intangible Assets, we are required to perform goodwill impairment reviews, at least annually, utilizing a fair-value approach.

We performed valuation testing during the fourth quarters of 2003, 2004 and 2005 (our designated timing of the annual impairment test under SFAS No. 142) and did not incur any impairment. We plan to perform our next annual impairment review during the fourth quarter of 2006. An impairment review prior to our next scheduled annual review may be required if certain events occur, including lower than forecasted earnings levels for various reporting units. In addition, changes to other assumptions could significantly impact our estimate of the fair value of our reporting units. Such a change may result in a goodwill impairment charge, which could have a significant impact on the reportable segments that include the related reporting units and the Consolidated Financial Statements.

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

EXECUTIVE SUMMARY

We believe that economic conditions strengthened during 2004 and 2005, both in the United States and abroad, which had a favorable impact on both MPS and our industry. For 2004 and 2005, we were able to grow revenue in all of our segments. In addition to the improved macroeconomic conditions, we believe this revenue growth is attributable to recent investments we have made in our business including investments in additional sales and recruiting staff, acquisitions, new service offerings, and new office openings. Specifically in 2004 and 2005, we acquired nine businesses for our North American Professional Services segment (together, the ‘Professional Acquisitions’): two legal staffing businesses acquired in August and October of 2004; three health care staffing businesses acquired in February of 2004, March of 2004, and September of 2005; and four accounting and finance staffing businesses acquired in February of 2004, July of 2004, October of 2004, and September of 2005. In addition, we acquired two IT services solutions businesses for our North American IT segment (together, the ‘IT Acquisitions’), in July and September of 2005. While we continue to believe we will experience future revenue growth, we expect our revenue to continue to be impacted by general macroeconomic conditions in 2006.

Our consolidated revenue increased 18.1% and our operating income increased 67.0% from 2004. Direct hire fees increased 44% from 2004, and now represent 4.0% of revenue, up from 3.3% in 2004. In addition, we continued to diversify, with revenue from our Professional Services division now representing 54% of consolidated revenue in 2005 compared to 50% in 2004. For 2006, we will continue to look for opportunities to increase gross margin along with increasing operating leverage within each segment. Specifically, within the European IT services segment, our lowest gross margin segment, we are realizing the positive margin impact from scaling back relationships with certain low-margin, high-volume clients in order to focus on higher-margin clients. In addition, we have a foundation for growth with $143 million of cash on hand at year-end, a $150 million credit facility with no outstanding borrowings, no long-term debt, and working capital of $280 million.

The following detailed analysis of operations should be read in conjunction with the 2005 Consolidated Financial Statements and related footnotes included elsewhere in this Form 10-K.

Results of Operations for the Three Years Ended December 31, 2005

Consolidated revenue was $1,684.7 million, $1,426.8 million, and $1,096.0 million in 2005, 2004 and 2003, respectively, increasing by 18.1% and 30.2% in 2005 and 2004, respectively.

Consolidated gross profit was $442.4 million, $360.8 million, and $287.1 million in 2005, 2004 and 2003, respectively, increasing by 22.6% and by 25.7% in 2005 and 2004, respectively. The consolidated gross margin was 26.3%, 25.3% and 26.2% in 2005, 2004 and 2003, respectively.

Consolidated operating expenses were $355.4 million, $308.7 million, and $251.3 million, in 2005, 2004 and 2003, respectively, increasing by 15.1% and 22.8% in 2005 and 2004, respectively. General and administrative (G&A) expenses, which are included in operating expenses, were $340.1 million, $293.8 million, and $234.6 million, in 2005, 2004 and 2003, respectively, increasing by 15.8% and 25.2% in 2005 and 2004, respectively.

Consolidated operating income was $87.0 million, $52.1 million, and $35.8 million in 2005, 2004 and 2003, respectively, increasing by 67.0% and 45.5% in 2005 and 2004, respectively. Operating income as a percentage of revenue was 5.2%, 3.7% and 3.3% in 2005, 2004 and 2003, respectively.

Segments

Professional Services division

North American Professional Services segment

Revenue in our North American Professional services segment was $537.3 million, $429.6 million, and $315.8 million, for 2005, 2004 and 2003, respectively, increasing by 25.1% and by 36.0% in 2005 and 2004, respectively. Professional Acquisitions contributed $47.5 million, $60.6 million, and $19.6 million in revenue in 2005, 2004 and 2003, respectively. The following contributed to the increase in revenue for both 2005 and 2004: we executed on our acquisition strategy; we made considerable investments in sales and recruiting staff; and we introduced additional service offerings. We completed nine acquisitions from 2003 to 2005, and between these acquisitions and internal staff investments, we increased our staff headcount by 51% from 2003. The internal staff investments were in anticipation of increased demand and were coupled with the added service offerings to our Special Counsel, Accounting Principals, and Soliant Health businesses in 2004.

Revenue contribution in the North American Professional services specialties for 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Entegee	45.7%	49.6%	56.9%
Special Counsel	24.1	24.5	24.8
Accounting Principals	17.6	13.3	9.6
Soliant Health	12.6	11.7	6.2
Other	0.0	0.9	2.5

Gross profit in our North American Professional services segment was $160.4 million, $123.8 million, and $89.1 million, for 2005, 2004 and 2003, respectively, increasing by 29.6% and by 38.9% in 2005 and 2004, respectively. Professional Acquisitions contributed $17.0 million, $19.7 million, and $6.1 million in gross profit in 2005, 2004 and 2003, respectively. Gross margin in our North American Professional services segment was 29.9%, 28.8% and 28.2% in 2005, 2004 and 2003, respectively. The increase in gross margin in 2005 was due primarily to an increase in direct hire fees, and to a lesser extent, improved gross margins from the segment’s staffing services. The increase in gross margin in 2004 was due primarily to an increase in direct hire fees. Direct hire fees, which generate higher margin, increased to 5.6% of the segment’s revenue in 2005, from 4.5% and 3.6% in 2004 and 2003, respectively.

G&A expenses in our North American Professional services segment were $110.8 million, $88.4 million, and $69.3 million, in 2005, 2004 and 2003, respectively, increasing by 25.3% and by 27.6% in 2005 and 2004, respectively. As a percentage of revenue, G&A expenses were 20.6% for 2005 and 2004, and 21.9% for 2003. The increase in G&A expenses for both 2005 and 2004 was due primarily to the increase in compensation expense related to the increases in the segment’s revenue, our investment in additional sales and recruiting personnel, and additional G&A from Professional Acquisitions.

Operating income was $44.5 million, $30.9 million, and $16.0 million in 2005, 2004 and 2003, respectively, increasing by 44.0% and by 93.1% in 2005 and 2004, respectively. Operating income as a percentage of revenue was 8.3%, 7.2% and 5.1% in 2005, 2004 and 2003, respectively.

European Professional Services segment

Revenue in our European Professional services segment was $364.8 million, $289.1 million, and $198.3 million, for 2005, 2004 and 2003, respectively, increasing by 26.2% and by 45.8% in 2005 and 2004, respectively. Changes in foreign currency exchange rates reduced revenue by $2.7 million from 2004 to 2005, and contributed $31.2 million in revenue from 2003 to 2004. The increase in revenue for both 2005 and 2004 was due to both an overall improvement of the economic environment and our investment in sales and recruiting personnel across our service lines. Specifically, we increased our staff headcount by 30% from 2003 in anticipation of increased demand.

Gross profit in our European Professional services segment was $104.3 million, $80.4 million, and $58.2 million, in 2005, 2004 and 2003, respectively, increasing by 29.7% and by 38.1% in 2005 and 2004, respectively. Changes in foreign currency exchange rates reduced gross profit $770,000 from 2004 to 2005, and contributed $8.7 million from 2003 to 2004. Gross margin in our European Professional services segment was 28.6%, 27.8%, and 29.4% in 2005, 2004 and 2003, respectively. The increase in gross margin in 2005 was due to a combination of improved gross margins from the segment’s staffing services as we were better able to manage the bill and pay rate spread, and an increase in direct hires. Direct hire fees increased to 7.6% of the segment’s revenue in 2005, from 7.3% in 2004. The decrease in gross margin in 2004 was due to a shift in the mix of services provided by this segment along with the increased competition for candidates. We were able to increase our bill rates in 2004 from our 2003 levels. However, the increased competition for candidates led to a greater increase in pay rates, and therefore a decrease in the bill and pay rate spread in 2004.

G&A expenses in our European Professional services segment were $76.3 million, $65.6 million, and $44.6 million, in 2005, 2004 and 2003, respectively, increasing by 16.3% and by 47.1% in 2005 and 2004, respectively. As a percentage of revenue, G&A expenses were 20.9%, 22.7%, and 22.5%, for 2005, 2004 and 2003, respectively. The increase in G&A expenses for both 2005 and 2004 was due primarily to the increase in compensation expense related to the increases in the segment’s revenue, and our investment in additional sales and recruiting personnel. In addition, the increase in G&A expenses in 2004 was due to the effect of changes in foreign currency exchange rates.

Operating income was $26.1 million, $13.2 million, and $12.5 million in 2005, 2004 and 2003, respectively, increasing by 97.7% and 5.6% in 2005 and 2004, respectively. Operating income as a percentage of revenue was 7.2%, 4.6% and 6.3% in 2005, 2004 and 2003, respectively.

IT Services division

North American IT Services segment

Revenue in our North American IT services segment was $510.5 million, $459.5 million, and $401.2 million, for 2005, 2004 and 2003, respectively, increasing by 11.1% and 14.5% in 2005 and 2004, respectively. IT Acquisitions contributed $4.8 million in revenue in 2005. The increase in revenue in both 2005 and 2004 was due to a combination of increased spending on IT initiatives by our clients and our investment in sales and recruiting staff. Between internal staff investments and our two acquisitions, we increased our staff headcount by 26% from 2003.

Revenue from this segment in 2003 was adversely impacted by the diminished demand for IT-related services. Specifically, our customers in 2003 continued to experience a constrained ability to spend on IT initiatives due to uncertainties relating to the economy.

Revenue within the North American IT services segment is generated primarily from Modis, as it generated 85.4%, 82.8% and 81.5% of the segment’s revenue for 2005, 2004 and 2003, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit in our North American IT services segment was $142.2 million, $123.8 million, and $112.8 million, in 2005, 2004 and 2003, respectively, increasing by 14.9% and 9.8% in 2005 and 2004, respectively. IT Acquisitions contributed $1.4 million in gross profit in 2005. Gross margin in our North American IT services segment was 27.9%, 26.9%, and 28.1% in 2005, 2004 and 2003, respectively.

The increase in gross margin in 2005 was to a combination of the following: improved gross margins from Modis’ staffing services as we were better able to manage the bill and pay rate spread; an increase in our revenue from middle market clients; an increase in direct hires; and higher utilization of Idea Integration’s salaried consultants. Direct hire fees increased to 1.1% of the segment’s revenue in 2005, from 0.6% in 2004. The decrease in gross margin in 2004 was due primarily to lower utilization of Idea Integration’s salaried consultants and to Modis’ increased presence on national vendor lists. Revenue from clients with national vendor lists tends to generate a lower gross margin due to these clients’ buying power. Modis was able to stabilize gross margin in the second half of 2004 and into 2005 by increasing our proportion of revenue from middle market clients, which tend to generate a higher gross margin.

G&A expenses in our North American IT services segment were $98.1 million, $87.2 million, and $78.7 million, in 2005, 2004 and 2003, respectively, increasing by 12.5% and 10.8% in 2005 and 2004, respectively. As a percentage of revenue, G&A expenses were 19.2%, 19.0%, and 19.6%, for 2005, 2004 and 2003, respectively. The increase in G&A expenses for both 2005 and 2004, was due primarily to the increase in compensation expense related to this segment’s increases in revenue, and our investment in additional sales and recruiting personnel.

Operating income was $37.3 million, $28.0 million, and $23.2 million in 2005, 2004 and 2003, respectively, increasing by 33.2% in 2005 and by 20.7% in 2004. Operating income as a percentage of revenue was 7.3%, 6.1% and 5.8% in 2005, 2004 and 2003, respectively.

European IT Services segment

Revenue in our European IT services segment was $272.2 million, $248.8 million, and $180.7 million, for 2005, 2004 and 2003, respectively, increasing by 9.4% and 37.7% in 2005 and 2004, respectively. Changes in foreign currency exchange rates reduced revenue by $2.0 million from 2004 to 2005, and contributed $26.9 million in revenue from 2003 to 2004. The increase in revenue in 2005 and 2004 was due to increased spending on IT initiatives by our UK market clients. Our revenue growth in 2005 was curtailed as we scaled back relationships with certain low-margin, high-volume clients. For 2006, we expect revenue growth to slow or possibly decline compared to 2005, as we continue to concentrate on higher-margin clients. While we expect this to have a negative impact on revenue, we do not expect it to have a material adverse impact on this segment’s operating income.

Gross profit in our European IT services segment was $35.5 million, $32.8 million, $27.0 million, in 2005, 2004 and 2003, respectively, increasing by 8.2% and 21.5% in 2005 and 2004, respectively. Changes in foreign currency exchange rates reduced gross profit by $262,000 from 2004 to 2005, and contributed $3.5 million in gross profit from 2003 to 2004. Gross margin in our European IT services segment was 13.0%, 13.2%, and 14.9% in 2005, 2004 and 2003, respectively. The decrease in gross margin in both 2005 and 2004 was due primarily to a higher proportion of the segment’s growth being in the UK market, compared to the continental European market, and to a lesser extent, a shift in the mix of services provided by the segment. Our gross margins from revenue generated in the UK market are generally lower than those in the continental European market. However, we are realizing the positive margin impact from scaling back relationships with certain low-margin, high-volume clients in order to focus on higher-margin clients.

G&A expenses in our European IT services segment were $29.5 million, $29.2 million, and $22.9 million, in 2005, 2004 and 2003, respectively, increasing by 1.0% and 27.5% in 2005 and 2004, respectively. As a percentage of revenue, G&A expenses were 10.8%, 11.7%, and 12.7%, for 2005, 2004 and 2003, respectively. The increase in G&A expenses in 2005 was due primarily to the increase in compensation expense related to the increases in the segment’s revenue. The increase in G&A expenses in 2004 was due to a combination of the increase in compensation expense related to the increases in the segment’s revenue, and the effect of exchange rates.

Operating income was $4.5 million, $2.4 million, and $2.9 million in 2005, 2004 and 2003, respectively, increasing by 87.5% in 2005 and decreasing by 17.2% in 2004. Operating income as a percentage of revenue was 1.7%, 1.0% and 1.6% in 2005, 2004 and 2003, respectively.

Corporate expenses and recaptures

Included in consolidated operating expenses for 2004 and 2003, was an $897,000 and a $284,000 recapture, respectively, for exit costs incurred in 2002. These exit costs recaptures related to the settlement of certain abandoned office space. Changes to the local real estate economy where we have this abandoned real estate, and other factors originally unforeseen to us, allowed us the opportunity to either settle or find acceptable subleasing opportunities earlier than or for more than what we originally anticipated.

Unallocated corporate expenses pertain to certain functions, such as executive management, accounting, administration, tax, and treasury that are not attributable to our operating units. Unallocated corporate expense was $25.4 million, $23.3 million and $19.1 million, in 2005, 2004 and 2003, respectively, increasing 9.0% and 22.0% in 2005 and 2004, respectively. As a percentage of revenue, unallocated corporate expense was 1.5%, 1.6% and 1.7%, for 2005, 2004 and 2003, respectively. The increase in unallocated corporate expense in both 2005 and 2004 was due primarily to a combination of the following: expenses related to the adoption of and compliance with the internal control requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 and the standards of the Public Company Accounting Oversight Board; higher incentive executive compensation based on the Company’s improved financial performance; and an increase in non-cash compensation expense from our use of restricted stock.

Consolidated other income, net, was $3.8 million, $1.4 million, and $553,000 in 2005, 2004 and 2003, respectively. Other income, net, primarily includes interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility.

The consolidated income tax provision was $31.2 million, $18.2 million, and $14.5 million in 2005, 2004 and 2003, respectively. The effective tax rate was 34.4%, 33.9%, and 39.9%, for 2005, 2004 and 2003, respectively. Included in the 2005 income tax provision was $3.3 million of tax benefits due primarily to certain state tax benefits and benefits associated with the settlement of certain state income tax audits. We were required to record certain state tax benefits associated with valuation allowances recorded in prior years related to certain state operating loss carryforwards. Included in the 2004 income tax provision was a $1.3 million tax benefit associated with the settlement of a state income tax audit.

Consolidated income from continuing operations was $59.6 million, $35.4 million and $21.8 million, in 2005, 2004, and 2003, respectively. The exit costs recaptures in 2003 and 2004, had 0.1% impact on operating income as a percentage of revenue in each of those years.

LIQUIDITY AND CAPITAL RESOURCES

Changes to our liquidity during 2005, 2004 and 2003 are due primarily to the net effect of (i) funds generated by operations and stock option exercises, and (ii) funds used for acquisitions, repurchases of common stock and capital expenditures. We expect this to continue for 2006.

In 2005, cash of $91.9 million provided from operating activities, exceeded the $55.4 million used in investing and financing activities, and the effect of exchange rates. Our net increase of cash in 2005 was due primarily to a higher level of cash provided by operations and less cash spent on acquisitions. In 2004, cash of $71.3 million used in both investing and financing activities exceeded the $53.0 million of cash provided from operating activities and the effect of exchange rates. In 2003, cash of $72.8 million provided from operating activities, financing activities, and the effect of exchange rates, exceeded the $14.9 million of cash used for investing activities. The below table highlights working capital and cash and cash equivalents as of December 31, 2005 and 2004, respectively:

(dollar amounts in millions)	2005	2004
Working capital	$279.9	$232.1
Cash and cash equivalents	143.0	106.5

For 2005, 2004, and 2003, we generated $91.9 million, $50.7 million, and $65.4 million of cash flow from operations, respectively. The increase in cash flow from operations in 2005 was due primarily to our increased level of income. The decrease in cash flow from operations in 2004, was due primarily to the use of working capital to support our revenue growth. This growth increased the cash needed to fund accounts receivable, as we collect receivables within an average of 50 days, while primarily paying our employees on a weekly basis.

For 2005, we used $25.5 million of cash for investing activities, including $17.7 million, net of cash acquired, used for the Professional Acquisitions and IT Acquisitions and $11.5 million used for capital expenditures, net of $3.7 million generated from the sale of certain assets within our North American IT Services segment.

For 2004, we used $57.3 million of cash for investing activities, including $50.2 million, net of cash acquired, used for Professional Acquisitions and $9.6 million used for capital expenditures. These uses were partially offset by $2.4 million generated from the sale of certain assets of our executive search brand.

For 2003, we used $14.9 million of cash for investing activities, including $15.9 million, net of cash acquired, used for acquisitions and $6.9 million used for capital expenditures, net of $7.9 million generated from the sale of the Company’s discontinued outplacement unit.

For 2005, we used $25.7 million of cash for financing activities, primarily $37.3 million used for the repurchase of common stock and $2.5 million used for repayments on indebtedness, net of $14.7 million generated from stock option exercises.

For 2004, we used $14.0 million of cash for financing activities, primarily $30.9 million used for the repurchase of common stock, net of $18.3 million generated from stock option exercises.

For 2003, we generated $2.7 million of cash from financing activities, primarily from $10.9 million of stock option exercises, net of $7.6 million used for the repurchase of common stock.

Our Board of Directors has authorized the repurchase of our Common Stock, comprised of an initial $65 million authorization and an additional $65 million authorization in the second quarter of 2005. We repurchased 3.8 million shares at a cost of $37.3 million in 2005, which brought the total amount repurchased under this plan to 8.8 million shares at a cost of $77.2 million at December 31, 2005. We have repurchased 457,000 shares at a cost of $6.5 million in 2006, which brought the total amount repurchased under this plan to 9.3 million shares at a cost of $83.7 million at March 1, 2006. We anticipate that we will continue to purchase shares under this authorization in the future. There is no expiration date for this authorization.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, during the next twelve months, will be approximately $10 to $15 million.

While there can be no assurance in this regard, we believe that funds provided by operations, available borrowings under the credit facility, and current amounts of cash will be sufficient to meet our presently anticipated needs for working capital, capital expenditures, repurchases of common stock and acquisitions for at least the next 12 months.

Indebtedness, Contractual Obligations, and Commercial Commitments of the Company

The following are contractual cash obligations and other commercial commitments at December 31, 2005:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual cash obligations
Operating leases	$51,843	$13,085	$27,732	$7,629	$3,397
Other	1,250	1,250	—	—	—

Total contractual cash obligations	$53,093	$14,335	$27,732	$7,629	$3,397

	Amount of Commitment Expiration per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$7,064	$7,064	$—	$—	$—

Total commercial commitments	$7,064	$7,064	$—	$—	$—

In 2003, the Company closed on a $150 million revolving credit facility syndicated to a group of leading financial institutions. The credit facility contains certain financial and non-financial covenants relating to the Company’s operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by substantially all of the subsidiaries of the Company. The facility expires in November 2006. At December 31, 2005 and March 1, 2006, there were no borrowings outstanding under this facility, other than $7.1 million of standby letters of credit for certain operational matters.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning with the first quarter of 2006. Upon adoption, the Company will be required to recognize compensation on all share-based grants made on or after January 1, 2006, and for the unvested portion of share-based grants made prior to January 1, 2006.

The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006, and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro-forma disclosures. Thus, the Company will not restate the results of prior periods. The Company expects the effects of applying the modified prospective transition method to outstanding and unvested awards as of the effective date to be immaterial. However, the Company is still evaluating the potential impact of subsequent awards. Subsequent awards may have a material impact on the Company’s Consolidated Statements of Operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of SFAS 154 to have a material effect on the Company’s Consolidated Balance Sheets or Statements of Operations.

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

We are exposed to the impact of foreign currency fluctuations. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our international operations generated approximately 38% of 2005 consolidated revenue, approximately 97% of which was from the United Kingdom. As of December 31, 2005, we have not entered into any foreign currency derivative instruments.

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

We are exposed to minimal price fluctuations on equity mutual funds that are contained within our company-owned life insurance. The cash surrender value of the company-owned life insurance was $9.3 million at December 31, 2005, and is included in ‘Other assets, net’ in the consolidated Balance Sheets. Changes to the cash surrender value are recognized in ‘Other income, net’ on our Consolidated Statements of Operations. This company-owned life insurance is intended to be used to settle our obligations of deferred compensation. Therefore, a corresponding employee liability is included in ‘Other’ in the Liabilities section of the Consolidated Balance Sheets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements: The following consolidated financial statements are included in this Annual Report on Form 10-K:

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders’ of MPS Group, Inc.:

We have completed integrated audits of MPS Group, Inc’s December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MPS Group, Inc and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 14, 2006

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

MPS Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands)	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$142,951	$106,497
Accounts receivable, net of allowance of $11,872 and $9,836	244,506	209,512
Prepaid expenses	7,131	6,405
Deferred income taxes	5,749	836
Other	16,091	15,532

Total current assets	416,428	338,782
Furniture, equipment, and leasehold improvements, net	24,542	26,878
Goodwill, net	545,363	529,292
Deferred income taxes	27,277	48,518
Other assets, net	14,396	11,134

Total assets	$1,028,006	$954,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$65,869	$51,944
Accrued payroll and related taxes	58,711	45,353
Income taxes payable	11,989	9,352

Total current liabilities	136,569	106,649
Other	15,397	12,292

Total liabilities	151,966	118,941

Commitments and contingencies (Note 6 and 7)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 111,169,227 and 108,434,541 shares issued, respectively	1,112	1,085
Additional contributed capital	687,661	664,440
Retained earnings	257,563	197,966
Accumulated other comprehensive income	11,560	18,497
Deferred stock compensation	(4,630)	(6,383)
Treasury stock, at cost (8,834,114 and 5,078,514 shares, respectively)	(77,226)	(39,942)

Total stockholders’ equity	876,040	835,663

Total liabilities and stockholders’ equity	$1,028,006	$954,604

See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(dollar amounts in thousands except per common share amounts)	2005	2004	2003
Revenue	$1,684,699	$1,426,842	$1,096,030
Cost of revenue	1,242,331	1,066,055	808,890

Gross profit	442,368	360,787	287,140

Operating expenses:
General and administrative	340,065	293,776	234,614
Depreciation and intangibles amortization	15,317	15,775	17,009
Exit recapture	—	(897)	(284)

Total operating expenses	355,382	308,654	251,339

Operating income	86,986	52,133	35,801
Other income, net	3,799	1,437	553

Income from continuing operations before income taxes	90,785	53,570	36,354
Provision for income taxes	31,188	18,150	14,519

Income from continuing operations	59,597	35,420	21,835
Discontinued operations:
Loss from discontinued operations (net of a $1,289 income tax benefit)	—	—	(2,395)
Loss on disposition of discontinued operations (net of a $11,133 income tax benefit)	—	—	(20,675)

Net income (loss)	$59,597	$35,420	$(1,235)

Basic net income (loss) per common share:
Income from continuing operations	$0.59	$0.34	$0.21
Loss from discontinued operations, net of tax	—	—	(0.02)
Loss on disposition of discontinued operations, net of tax	—	—	(0.20)

Basic net income (loss) per common share	$0.59	$0.34	$(0.01)

Average common shares outstanding, basic	101,719	102,804	101,680

Diluted net income (loss) per common share:
Income from continuing operations	$0.56	$0.33	$0.21
Loss from discontinued operations, net of tax	—	—	(0.02)
Loss on disposition of discontinued operations, net of tax	—	—	(0.20)

Diluted net income (loss) per common share	$0.56	$0.33	$(0.01)

Average common shares outstanding, diluted	105,832	106,842	104,518

See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Stock Compensation	Treasury Stock	Total
(dollar amounts in thousands except common share amounts)	Shares	Amount
Balance, December 31, 2002	102,531,491	$1,025	$622,079	$163,781	$66	$(3,958)	$(1,434)	$781,559
Comprehensive loss:
Net loss	—	—	—	(1,235)	—	—	—
Foreign currency translation	—	—	—	—	6,867	—	—
Total comprehensive income	—	—	—	—	—	—	—	5,632
Exercise of stock options and related tax benefit	2,044,713	21	12,413	—	—	—	—	12,434
Purchase of treasury stock	—	—	—	—	—	—	(7,626)	(7,626)
Vesting of restricted stock	—	—	—	—	—	1,463	—	1,463

Balance, December 31, 2003	104,576,204	1,046	634,492	162,546	6,933	(2,495)	(9,060)	793,462
Comprehensive Income:
Net income	—	—	—	35,420	—	—	—
Foreign currency translation	—	—	—	—	11,564	—	—
Total comprehensive income	—	—	—	—	—	—	—	46,984
Exercise of stock options and related tax benefit	3,283,337	33	23,454	—	—	—	—	23,487
Purchase of treasury stock	—	—	—	—	—	—	(30,882)	(30,882)
Issuance of restricted stock	575,000	6	6,494	—	—	(6,500)	—	—
Vesting of restricted stock	—	—	—	—	—	2,612	—	2,612

Balance, December 31, 2004	108,434,541	1,085	664,440	197,966	18,497	(6,383)	(39,942)	835,663
Comprehensive Income:
Net income	—	—	—	59,597	—	—	—
Foreign currency translation	—	—	—	—	(6,937)	—	—
Total comprehensive income	—	—	—	—	—	—	—	52,660
Exercise of stock options and related tax benefit	2,584,186	26	21,592	—	—	—	—	21,618
Purchase of treasury stock	—	—	—	—	—	—	(37,284)	(37,284)
Issuance of restricted stock	221,000	2	2,412	—	—	(2,414)	—	—
Cancellation of restricted stock	(70,500)	(1)	(783)	—	—	459	—	(325)
Vesting of restricted stock	—	—	—	—	—	3,708	—	3,708

Balance, December 31, 2005	111,169,227	$1,112	$687,661	$257,563	$11,560	$(4,630)	$(77,226)	$876,040

See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollar amounts in thousands)	2005	2004 (1)	2003 (1)
Cash flows from operating activities:
Net income (loss)	$59,597	$35,420	$(1,235)
Adjustments to net income (loss) to net cash provided by operating activities:
Discontinued operations	—	437	18,083
Exit recapture	—	(897)	(284)
Deferred income taxes	22,697	19,256	6,284
Deferred compensation, net of cancellations	3,383	2,612	1,465
Depreciation and identified intangibles amortization	15,317	15,755	17,009
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(42,615)	(43,757)	31,235
Prepaid expenses and other assets	(676)	480	(1,712)
Accounts payable and accrued expenses	21,586	20,461	(4,841)
Accrued payroll and related taxes	14,775	5,148	2,204
Other, net	(2,166)	(4,253)	(2,857)

Net cash provided by operating activities	91,898	50,662	65,351

Cash flows from investing activities of continuing operations:
Discontinued operations	—	—	7,886
Proceeds from sale of assets	3,674	2,442	—
Purchase of furniture, equipment, and leasehold improvements, net of disposals	(11,480)	(9,565)	(6,880)
Purchase of businesses, net of cash acquired	(17,714)	(50,223)	(15,864)

Net cash used in investing activities	(25,520)	(57,346)	(14,858)

Cash flows from financing activities:
Repurchases of common stock	(37,284)	(30,882)	(7,626)
Discount realized on employee stock purchase plan	(572)	(433)	(389)
Proceeds from stock options exercised	14,687	18,251	10,867
Repayments on indebtedness	(2,553)	(893)	(163)

Net cash provided by (used in) financing activities	(25,722)	(13,957)	2,689

Effect of exchange rate changes on cash and cash equivalents	(4,202)	2,308	4,714

Net increase (decrease) in cash and cash equivalents	36,454	(18,333)	57,896
Cash and cash equivalents, beginning of year	106,497	124,830	66,934

Cash and cash equivalents, end of year	$142,951	$106,497	$124,830

(1)	In 2005, we have revised our 2004 and 2003 Consolidated Statements of Cash Flows to separately disclose the operating and investing portions of the cash flows attributable to our discontinued operations within the respective categories. We had previously reported these amounts separately from cash flows from operating activities of continuing operations and from cash flows from investing activities of continuing operations.

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
(dollar amounts in thousands)	2005	2004	2003
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$600	$598	$1,234
Income taxes paid (refunded)	4,861	5,106	(3,838)

NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company completed three acquisitions in 2005, seven acquisitions in 2004 and two acquisitions in 2003. In connection with the acquisitions, liabilities were assumed as follows:

	Years Ended December 31,
	2005	2004	2003
Fair value of assets acquired	$18,003	$59,816	$18,839
Cash paid	(15,250)	(48,201)	(16,322)

Liabilities assumed	$2,753	$11,615	$2,517

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

MPS Group, Inc. (‘MPS’ or the ‘Company’) (New York Stock Exchange symbol: MPS) is a leading provider of business services with over 190 offices throughout the United States, Canada, the United Kingdom, and continental Europe. The Company delivers specialty staffing, consulting and business solutions to virtually all industries in the following disciplines and through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark® , Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Health Care	Soliant Health®
Work Force Automation	Beeline®

The Company presents the financial results of the above brands under its four reporting segments: North American Professional services, European Professional services, North American IT services and European IT services.

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

Furniture, Equipment, and Leasehold Improvements

Furniture, equipment, and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the related assets. The Company has developed a proprietary software package, which allows the Company to implement imaging, time capture, and data-warehouse reporting. The costs associated with the development of this proprietary software package have been capitalized, and are being amortized over a five-year period. See Footnote 13 to the Consolidated Financial Statements.

In accordance with Statements of Financial Accounting Standards (‘SFAS’) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of its carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Carrying value write-downs and gains and losses on disposition of property and equipment are reflected in the Consolidated Statements of Operations.

Goodwill and Other Identifiable Intangible Assets

For acquisitions, the Company allocates the excess of cost over the fair market value of the net tangible assets first to identifiable intangible assets, if any, and then to goodwill. In connection with SFAS No. 142,

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets, the Company is required to perform goodwill impairment reviews, at least annually, utilizing a fair-value approach.

The Company performed valuation testing during the fourth quarters of 2003, 2004 and 2005 (its designated timing of the annual impairment test under SFAS No. 142) and did not incur any impairment. The Company plans to perform its next annual impairment review during the fourth quarter of 2006. An impairment review prior to its next scheduled annual review may be required if certain events occur, including lower than forecasted earnings levels for various reporting units. In addition, changes to other assumptions could significantly impact the Company’s estimate of the fair value of its reporting units. Such a change may result in a goodwill impairment charge, which could have a significant impact on the reportable segments that include the related reporting units and the Consolidated Financial Statements.

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

From 2003 to 2005, the Company acquired twelve businesses: four legal staffing businesses acquired in February of 2003, August of 2003, August of 2004, and October of 2004; three health care staffing businesses acquired in February of 2004, March of 2004, and September of 2005; four accounting staffing businesses acquired in February of 2004, July of 2004, October of 2004, and September of 2005; and two IT solutions businesses acquired in July of 2005 and September of 2005. The accounting and finance staffing and the IT solutions business acquired in 2005 were part of the same acquisition. These acquisitions were recorded in accordance with the provisions of SFAS No. 141 Business Combinations. See Footnote 3 (Business Combinations) and Footnote 5 (Goodwill And Other Identifiable Intangible Assets) to the Consolidated Financial Statements.

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

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period.

Stock-Based Compensation

During December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which provides for alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

(dollar amounts in thousands except per common share amounts)	2005	2004	2003
Net income (loss)
As reported	$59,597	$35,420	$(1,235)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,794)	(2,705)	(4,796)

Pro forma	$49,803	$32,715	$(6,031)

Basic net income (loss) per common share
As reported	$0.59	$0.34	$(0.01)
Pro forma	$0.49	$0.32	$(0.06)
Diluted net income (loss) per common share
As reported	$0.56	$0.33	$(0.01)
Pro forma	$0.47	$0.31	$(0.06)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used for grants in 2005, 2004, and 2003, respectively: risk-free interest rate of 3.8%, 3.8%, and 3.8%; expected volatility of 70%, 70%, and 70%; and expected lives of 5 years, 5 years, and 5 years. The weighted average fair values of options granted during 2005, 2004, and 2003 were $5.48, $7.48, and $5.44 per share, respectively.

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

The Company is subject to periodic review by federal, foreign, state and local taxing authorities in the ordinary course of business. As a result, tax contingencies have been recorded for such items, including amounts related to current audits. These contingencies are adjusted as expected results differ from what was recorded. See Footnote 7 to the Consolidated Financial Statements.

Net Income (Loss) per Common Share

The consolidated financial statements include ‘basic’ and ‘diluted’ per share information. Basic net income per common share information is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share information is calculated by also considering the impact of potential common stock equivalents on both net income and the weighted average number of common shares outstanding. The weighted average number of common shares used in the basic earnings per common share computations were 101.7 million, 102.8 million, and 101.7 million in 2005, 2004 and 2003, respectively. The only difference in the computation of basic and diluted earnings per common share is the inclusion of 4.1 million, 4.0 million and of 2.8 million potential common shares in 2005, 2004 and 2003, respectively. See Footnote 10 to the Consolidated Financial Statements.

Excess Real Estate Obligations

In 2002, management determined that the Company would not be able to utilize certain vacated office space, thus eliminating the economic benefit associated with that space. As a result, the Company recorded a $9.0 million charge for contract termination costs. The following table summarizes the activity of the charge for contract termination costs from origination through December 31, 2005 by reportable segment:

	Professional Services		IT Services
(dollar amounts in thousands)	North America	Europe	North America	Europe	Total
Balance as of December 31, 2002	$431	$—	$8,536	$—	$8,967
Costs paid or otherwise settled during 2003	(223)	—	(4,051)	—	(4,274)
Amounts recaptured during 2003	(39)	—	(245)	—	(284)

Balance as of December 31, 2003	$169	—	4,240	—	4,409
Costs paid or otherwise settled during 2004	(169)	—	(1,870)	—	(2,039)
Amounts recaptured during 2004	—	—	(897)	—	(897)

Balance as of December 31, 2004	$—	$—	$1,473	$—	$1,473
Costs paid or otherwise settled during 2005	—	—	(576)	—	(576)

Balance as of December 31, 2005	$—	$—	$897	$—	$897

As a result of the sale of its outplacement unit, the Company recorded $705,000 of contract termination costs in 2003, which is included in ‘Loss on disposition of discontinued operations, net of tax’ on the Company’s Consolidated Statement of Operations.

The aforementioned charges (recapture) were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the time an entity commits to a plan.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2003, this unit generated $21.0 million in revenue and had a $3.7 million loss before income taxes. The remaining net liabilities of $328,000 at December 31, 2004, which were primarily comprised of $347,000 of contract termination costs, were included in the line item ‘Other’ in the Liabilities section of the Company’s Consolidated Balance Sheet.

Cash Flows

Management has revised the Company’s 2004 and 2003 Consolidated Statements of Cash Flows to separately disclose the operating and investing portions of the cash flows attributable to discontinued operations within the respective categories. We had previously reported these amounts separately from cash flows from operating activities of continuing operations and from cash flows from investing activities of continuing operations.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning with the first quarter of 2006. Upon adoption, the Company will be required to recognize compensation on all share-based grants made on or after January 1, 2006, and for the unvested portion of share-based grants made prior to January 1, 2006.

The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006, and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro-forma disclosures. Thus, the Company will not restate the results of prior periods. The Company expects the effects of applying the modified prospective transition method to outstanding and unvested awards as of the effective date to be immaterial. However, the Company is still evaluating the potential impact of subsequent awards. Subsequent awards may have a material impact on the Company’s Consolidated Statements of Operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of SFAS 154 to have a material effect on the Company’s Consolidated Balance Sheets or Statements of Operations.

3.    BUSINESS COMBINATIONS

In July of 2005, the Company acquired the IT solutions business Encore Development. In August of 2005, the Company acquired the health care staffing business Bilingual Therapies. In September of 2005, the Company acquired the finance staffing and accounting and IT solutions company Pacioli Companies. Purchase consideration totaled $17.3 million in cash, of which $16.1 million was paid at closing. In February and March of 2004, the Company acquired the health care staffing businesses Management Search and Sunbelt Staffing Solutions, respectively. In February, July, and October of 2004, the Company acquired the accounting and finance staffing businesses Lillian Kloock, Accounting Alternatives, and Accounting Solutions, respectively. In September and October of 2004, the Company acquired Legal Networks and Alderson Court Reporting, respectively. Purchase consideration totaled $49.2 million in cash, of which $46.8 million was paid at closing. In February and August of 2003, the Company acquired the legal staffing businesses of LawPros and LawCorps, respectively. Purchase consideration totaled $16.0 million in cash, of which $15.3 million was paid at closing.

4.    INDEBTEDNESS

Indebtedness at December 31, 2005 and 2004 consisted of the following:

(dollar amounts in thousands)	2005	2004
Notes payable to former stockholders of acquired companies (interest ranging from 1.2% to 3.9%)	$1,250	$2,553

	1,250	2,553
Current portion of notes payable	1,250	2,553

Long-term portion of notes payable	$—	$—

The notes payable are included in the line item ‘Accounts payable and accrued expenses’ on the Consolidated Balance Sheets.

In 2003, the Company closed on a $150 million revolving credit facility syndicated to a group of leading financial institutions. The credit facility contains certain financial and non-financial covenants relating to the Company’s operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by substantially all of the subsidiaries of the Company. The facility expires in November 2006. The Company incurred certain costs directly related to obtaining the credit facility in the amount of approximately $1.0 million. These costs have been capitalized and are being amortized over the life of the credit facility, and are included in the line item ‘Other assets, net’ on the Consolidated Balance Sheet. As of December 31, 2005, there were no borrowings outstanding under this facility.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for 2005 and 2004, are as follows:

	Professional Services		IT Services		Total
(dollar amounts in thousands)	North America	Europe	North America	Europe
Balance as of December 31, 2003	$110,144	$102,173	$244,758	$29,555	$486,630
2004 acquisitions	42,662	—	—	—	42,662

Balance as of December 31, 2004	152,806	102,173	244,758	29,555	529,292
2005 acquisitions	10,843	—	4,252	—	15,095
Effect of foreign currency exchange rates	—	2,374	—	698	3,072
Reduction of goodwill as a result of the disposition of certain assets in the IT solutions unit	—	—	(2,096)	—	(2,096)

Balance as of December 31, 2005	$163,649	$104,547	$246,914	$30,253	$545,363

The Company allocated the purchase price of acquisitions in accordance with SFAS No. 141 Business Combinations. At December 31, 2005 and 2004, there was $2.6 million, and $3.6 million, respectively, of identifiable intangible assets on the Company’s Consolidated Balance Sheets relating to the Company’s acquisitions in 2004 and 2005. Identifiable intangible assets relate to the value of the acquired business’ customer relationships at the date of the acquisition and trade names.

6.    COMMITMENTS AND CONTINGENCIES

Rent expense, primarily for office premises, was $24.0 million, $19.8 million, and $23.4 million, for 2005, 2004 and 2003, respectively. The Company leases office space under various noncancelable operating leases. The following is a schedule of future minimum lease payments with terms in excess of one year (dollar amounts in thousands):

Year
2006	$13,085
2007	11,606
2008	8,846
2009	7,280
2010	5,532
Thereafter	5,494

$51,843

In addition, as of December 31, 2005, the Company had future purchase commitments of approximately $6.1 million over the next three years, related primarily to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

The Company is a party to a number of lawsuits and claims arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company, its financial position, its results of operations, or its cash flows.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    INCOME TAXES

A comparative analysis of the provision for income taxes from continuing operations is as follows (dollar amounts in thousands):

	2005	2004	2003
Current:
Federal	$214	$(2,914)	$7,050
State	834	(858)	611
International	7,443	2,666	574

	8,491	(1,106)	8,235

Deferred:
Federal	25,433	18,618	6,267
State	(2,335)	93	114
International	(401)	545	(97)

	22,697	19,256	6,284

	$31,188	$18,150	$14,519

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes is attributable to the following (dollar amounts in thousands):

	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tax computed using the federal statutory rate	$31,775	35.0%	$18,750	35.0%	$12,724	35.0%
State income taxes, net of federal income tax effect	(1,501)	(1.7)%	(765)	(1.4)%	725	2.0%
Non-deductible meals	2,434	2.7%	1,865	3.5%	1,246	3.4%
Foreign tax rate differential	(1,112)	(1.2)%	(142)	(0.3)%	(77)	(0.2)%
Other permanent differences	(408)	(0.4)%	(1,558)	(2.9)%	(99)	(0.3)%

	$31,188	34.4%	$18,150	33.9%	$14,519	39.9%

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets are as follows:

(dollar amounts in thousands)	2005	2004
Gross deferred tax assets:
Other employee benefits	$1,815	$1,111
Allowance for doubtful accounts receivable	2,488	1,578
Foreign tax credit carryforward	20,687	19,954
Net operating loss carryforward	17,953	27,943
Capital loss carryforward	3,661	3,661
Deferred compensation	3,197	2,992
Equity based compensation	2,842	875
Amortization of goodwill	6,223	22,151
Other	4,537	2,934

Total gross deferred tax assets	63,403	83,199

Valuation allowance	(27,765)	(30,887)

Total gross deferred tax assets, net of valuation allowance	35,638	52,312

Gross deferred tax liabilities:
Other	(2,612)	(2,958)

Net deferred tax asset	$33,026	$49,354

Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with temporary differences, operating loss carryforwards and tax credits will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur.

The Company utilized a significant portion of its Federal net operating loss in 2005, reducing the related deferred tax asset to $7.9 million from $15.7 million in 2004. The remaining Federal net operating loss carryforward will expire in 2024.

The Company’s valuation allowance at December 31, 2005, consisted of $15.5 million in foreign tax credit carryforwards, $8.6 million in state net operating loss carryforwards, and $3.7 million for a capital loss carryforward. The valuation allowance at December 31, 2004, consisted of $15.0 million in foreign tax credit carryforwards, $12.2 million in state net operating loss carryforwards, and $3.7 million for a capital loss carryforward.

In addition to deferred tax expense, the Company’s deferred tax asset changed in 2005 for the net tax benefit of stock options and foreign currency recorded in equity in the amount of $6.4 million.

The Company is subject to periodic review by federal, foreign, state and local taxing authorities in the ordinary course of business. As a result, tax contingencies have been recorded for such items, including amounts related to current audits. These contingencies are adjusted as expected results differ from what was recorded.

Federal income taxes were not provided for on income from foreign subsidiaries (except for Canada), since they are considered to be permanently invested. If these earnings were remitted, foreign tax credits would substantially offset any resulting federal income tax.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    EMPLOYEE BENEFITS

Profit Sharing Plans

The Company has a qualified contributory 401(k) profit sharing plan which covers all full-time employees over age twenty-one with over 90 days of employment and 375 hours of service. The Company made matching contributions of approximately $2.6 million, $0.5 million and $2.1 million, net of forfeitures, to the profit sharing plan for 2005, 2004 and 2003, respectively. Under the terms of the profit sharing plan, the Company will match at least 25% of employee contributions up to the first 5% of total eligible compensation, as defined in the various profit sharing plans. For 2005, the Company matched 50% of employee contributions up to the aforementioned limit.

The Company has assumed many 401(k) plans of acquired subsidiaries. From time to time, the Company merges these plans into the Company’s plan. Company contributions relating to these merged plans are included in the aforementioned total.

Deferred Compensation Plan

The Company also has a non-qualified deferred compensation plan for its highly compensated employees. While the deferred compensation plan provides for matching contributions, the Company did not match employee deferrals for 2005, 2004 and 2003. The Company looks to invest the assets of the deferred compensation plan based on a portfolio designed to achieve the most desirable balance between investment return and asset protection by investing in equities of high quality companies and in high quality fixed income securities. As of December 31, 2005 and 2004, the liability to the employees for amounts deferred, which is included in ‘Other’ in the Liabilities section of the Consolidated Balance Sheets, was $9.2 million and $8.5 million, respectively.

In the beginning of 2002, the Company purchased insurance on the lives of its highly compensated employees. This company-owned life insurance is intended to be used to settle the Company’s obligations of deferred compensation. The cash surrender value of the company-owned life insurance is included in ‘Other assets, net’ in the Consolidated Balance Sheets.

9.    STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

The Company’s Board of Directors had authorized the repurchase of up to $130 million of the Company’s Common Stock. Beginning in the third quarter of 2002 through the end of 2005, 8.8 million shares at a cost of $77.2 million have been repurchased under this authorization.

Incentive Employee Stock Plan

In 2004, the Company replaced the 1995 Stock Option Plan with the 2004 Equity Plan (Employee Plan). Under the Company’s Employee Plan, participants may be granted stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, and performance shares. The total number of shares available for award under the Employee Plan is 5.7 million, comprised of 4.5 million newly authorized shares and 1.2 million unused shares allocated from the 1995 Plan, plus lapsed or cancelled awards or options from grants outstanding at the time of shareholder approval under the 1995 Plan. The Employee Plan, among other things, requires the exercise price of nonqualified stock options to not be less than 100% of the fair market value of the stock on the date the option is granted, and defines a director to comply with Rule 16b-3 of the Securities Exchange Act of 1934, as amended and with Section 162(m) of the Internal Revenue Code of 1986, as

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amended, and prohibits the Company from reducing the exercise price of outstanding options (repricing) without first receiving shareholder approval. In 2005, the Company issued 2.6 million options under the Employee Plan at an average exercise price of $8.91. In 2004, the Company did not issue any shares under this plan.

Non-Employee Director Stock Plan

In 2004, the Company adopted the 2004 Non-Employee Director Equity Incentive Plan (Director Plan). It replaced the Amended and Restated Non-Employee Director Stock Option Plan (Prior Director Plan) that expired in December 2003. Under the Director Plan, non-employee directors may be granted stock options, stock appreciation rights, restricted stock, and restricted stock units. The total number of shares that may be awarded under the Director Plan is 570,000, plus lapsed or cancelled awards or options from grants outstanding at the time of shareholder approval under the prior Director Plan. The Director Plan allows each non-employee director to purchase 60,000 shares at an exercise price equal to the fair market value at the date of the grant upon election to the Board, which becomes exercisable ratably over a five-year period. In addition, the Director Plan provides for an annual issuance of non-qualified options to purchase 20,000 shares to each director, upon reelection, at an exercise price equal to the fair market value at the date of grant, which become exercisable ratably over a three-year period. Both sets of options expire ten years from the date of the grant. The Board of Directors are also able to grant additional options to non-employee directors from time to time as the Board determines in its discretion as well as replace one option with one-half of a share of restricted stock. In 2005, the Company issued 320,000 options at an average exercise price of $10.60 under this plan. In 2004, the Company did not issue any options under this plan.

Under the Prior Director Plan, in 2003 the Company granted 260,000 options at an average exercise price of $7.82.

The following table summarizes the Company’s Stock Option Plans:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 2002	14,373,183	$1.25 - $33.38	$6.12
Granted	429,000	$5.29 - $ 9.14	$7.00
Exercised	(2,044,713)	$1.25 - $ 9.88	$5.23
Canceled	(957,412)	$3.63 - $33.38	$9.73

Balance, December 31, 2003	11,800,058	$3.56 - $22.88	$6.10
Granted	165,000	$11.72 - $11.72	$11.73
Exercised	(3,283,337)	$3.56 - $11.13	$5.73
Canceled	(767,560)	$3.63 - $17.38	$6.16

Balance, December 31, 2004	7,914,161	$3.56 - $22.88	$6.26
Granted	2,895,000	$8.39 - $13.46	$9.10
Exercised	(2,584,186)	$3.63 - $13.67	$5.67
Canceled	(151,026)	$3.69 - $17.38	$8.27

Balance, December 31, 2005	8,073,949	$3.56 - $22.88	$7.43

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable
	Shares	Average Life (1)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 3.56 - $ 5.24	2,180,841	6.00	$4.53	2,179,341	$4.53
$ 5.25 - $ 6.96	2,111,189	5.77	6.05	1,925,943	6.04
$ 6.97 - $ 8.39	2,011,181	9.21	8.37	505,681	8.30
$ 8.40 - $11.13	1,235,613	8.09	10.29	1,105,283	10.34
$11.14 - $22.88	535,125	4.71	14.54	500,125	14,62

Total	8,073,949	6.97	$7.43	6,216,373	$7.15

(1)	Average contractual life remaining in years.

At year-end 2004, options with a weighted average exercise price of $6.33 were exercisable on 7.9 million shares; at year-end 2003, options with an average exercise price of $6.35 were exercisable on 8.1 million shares.

During 2005 and 2004, the Company’s Board of Directors issued restricted stock grants of 150,000 shares each year to the Company’s President and Chief Executive Officer, and grants of 71,000 shares and 425,000 shares to other members of management in 2005 and 2004, respectively. The Company recorded $2.4 million and $6.5 million in Stockholders’ equity for deferred compensation in 2005 and 2004, respectively. The Company recorded $3.4 million, $2.6 million and $1.5 million of compensation expense, net of cancellations, in 2005, 2004 and 2003, respectively, for the vesting of these grants. The deferred compensation is amortized on a straight line basis over the vesting period of the grants. There were no restricted stock grants in 2003.

The Company has an employee stock purchase plan (ESPP), which provides that eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s Common Stock. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. No compensation expense is recorded in connection with the ESPP in 2005, 2004, and 2003. The total number of shares issuable under the ESPP is 1.0 million. During 2005, 2004 and 2003, the Company issued the following stock under the ESPP:

Year	# of Shares	Purchase Price
		High	Low
2005	153,251	$12.76	$8.80
2004	189,667	$11.14	$8.34
2003	201,008	$9.49	$5.20

Since inception of the ESPP, 899,940 shares have been purchased, leaving 100,060 shares available for future issuances.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    NET INCOME PER COMMON SHARE

The calculation of basic net income (loss) per common share and diluted net income (loss) per common share is presented below:

(dollar amounts in thousands except per common share amounts)	2005	2004	2003
Income (loss) per common share computation:
Income from continuing operations	$59,597	$35,420	$21,835
Loss from discontinued operations, net of tax	—	—	(2,395)
Loss on disposition of discontinued operations, net of tax	—	—	(20,675)

Net income (loss)	$59,597	$35,420	$(1,235)

Basic average common shares outstanding	101,719	102,804	101,680
Incremental shares from assumed exercise of stock options and restricted stock awards	4,113	4,038	2,838

Diluted average common shares outstanding	105,832	106,842	104,518

Basic income (loss) per common share:
Income from continuing operations	$0.59	$0.34	$0.21
Loss from discontinued operations, net of tax	—	—	(0.02)
Loss on disposition of discontinued operations, net of tax	—	—	(0.20)

Basic net income (loss) per common share	$0.59	$0.34	$(0.01)

Diluted income (loss) per common share:
Income from continuing operations	$0.56	$0.33	$0.21
Loss from discontinued operations, net of tax	—	—	(0.02)
Loss on disposition of discontinued operations, net of tax	—	—	(0.20)

Diluted net income (loss) per common share	$0.56	$0.33	$(0.01)

Options to purchase approximately 318,000, 700,000, and 1.6 million shares of common stock that were outstanding during 2005, 2004, and 2003 respectively, were not included in the computation of diluted earnings per common share as the exercise prices of these options were greater than the average market price of the common shares.

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

12.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses, and notes payable approximate fair value due to the short-term maturities of these assets and liabilities. Borrowings, if any, under the revolving credit facility have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is considered by management to be a reasonable estimate of its fair value.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

A summary of furniture, equipment, and leasehold improvements at December 31, 2005 and 2004 is as follows (dollar amounts in thousands):

	Estimated Useful Life in Years	2005	2004
Furniture, equipment, and leasehold improvements	5 -15 /lease term	$81,333	$95,930
Software	3	4,373	8,566
Software development	5	12,428	24,378

		98,134	128,874
Accumulated depreciation and amortization		73,592	101,996

Total furniture, equipment, and leasehold improvements, net		$24,542	$26,878

Total depreciation and amortization expense on furniture, equipment, and leasehold improvements was $12.7 million, $13.6 million, and $16.1 million for 2005, 2004, and 2003, respectively.

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended				For the Year Ended Dec. 31, 2005
(dollar amounts in thousands except per common share amounts)	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Revenue	$407,709	$424,836	$426,961	$425,193	$1,684,699
Gross profit	$101,934	$110,919	$113,945	$115,570	$442,368
Net income	$9,349	$13,111	$17,121	$20,016	$59,597
Basic net income per common share	$0.09	$0.13	$0.17	$0.20	$0.59
Diluted net income per common share	$0.09	$0.12	$0.16	$0.19	$0.56

	For the Three Months Ended				For the Year Ended Dec. 31, 2004
(dollar amounts in thousands except per common share amounts)	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Revenue	$310,481	$333,245	$362,332	$420,784	$1,426,842
Gross profit	$78,235	$85,156	$91,673	$105,723	$360,787
Net income	$5,322	$9,344	$9,446	$11,308	$35,420
Basic net income per common share	$0.05	$0.09	$0.09	$0.11	$0.34
Diluted net income per common share	$0.05	$0.09	$0.09	$0.11	$0.33

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

The Company has four reportable segments: North American Professional services, European Professional services, North American IT services, and European IT services. The Company’s reportable segments offer different services, have different client bases, experience differing economic characteristics, and are managed separately as each requires different resources and marketing strategies. The North American Professional

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services segment provides specialized staffing and recruiting in the disciplines of accounting, finance, law, engineering and healthcare in North America. The European Professional services segment provides specialized staffing and recruiting for accounting, financial services, legal, human resources, not-for-profit and public-sector positions in Europe, principally in the United Kingdom. The North American IT services segment offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, on-site recruiting support, IT strategy consulting, design and branding, application development, and integration in North America. The European IT services segment provides value-added solutions such as IT project support and staffing, and recruitment of full-time positions specialized staffing and solutions in Europe, principally in the United Kingdom.

The North American Professional services division’s results for 2005 include the results from the acquisitions of three health care staffing businesses acquired by the Company in February of 2004, March of 2004, and September of 2005; four legal staffing businesses acquired in February of 2003, August of 2003, September of 2004, and October of 2004; and four accounting and finance staffing businesses acquired in February of 2004, July of 2004, October of 2004, and September of 2005. The North American IT services division’s results for 2005 include the results from the acquisitions of two IT solutions businesses acquired by the Company in July and September of 2005. The accounting and finance staffing business and IT solutions business acquired in September of 2005 were part of the same acquisition.

The Company evaluates segment performance based on revenues, gross profit, and income from continuing operations before provision for income taxes. The Company does not allocate income taxes, interest or unusual items to the segments. In addition, the Company does not report total assets by segment.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements and all intersegment sales and transfers are eliminated.

No one customer represents more than 5% of the Company’s overall revenue. Therefore, the Company does not believe it has a material reliance on any one customer as the Company is able to provide services to numerous Fortune 1000 and other leading businesses.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize performance, accounts receivable, net, and long-lived assets by segment, and revenue by geographic location:

(dollar amounts in thousands)	2005	2004	2003
Revenue
North American Professional services	$537,257	$429,560	$315,754
European Professional services	364,793	289,058	198,346
North American IT services	510,499	459,470	401,193
European IT services	272,150	248,754	180,737

Total revenue	$1,684,699	$1,426,842	$1,096,030

Gross profit
North American Professional services	$160,400	$123,783	$89,127
European Professional services	104,320	80,402	58,238
North American IT services	142,192	123,757	112,780
European IT services	35,456	32,845	26,995

Total gross profit	$442,368	$360,787	$287,140

Income from continuing operations before provision for income taxes
North American Professional services	$44,469	$30,937	$16,012
European Professional services	26,120	13,192	12,450
North American IT services	37,324	28,022	23,214
European IT services	4,485	2,401	2,944

	112,398	74,552	54,620
Corporate expenses (1)	(25,412)	(23,316)	(19,103)
Recapture (2)	—	897	284
Other income, net	3,799	1,437	553

Total income from continuing operations before provision for income taxes	$90,785	$53,570	$36,354

Geographic Areas
Revenue
North America	$1,047,756	$889,030	$716,947
Europe	636,943	537,812	379,083

Total revenue	$1,684,699	$1,426,842	$1,096,030

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
(dollar amounts in thousands)	2005	2004
Accounts receivable, net
North American Professional services	$75,783	$60,623
European Professional services	42,237	32,433
North American IT services	89,155	78,367
European IT services	37,331	38,089

Total accounts receivable, net	$244,506	$209,512

Long-lived assets
North American Professional services	$166,319	$154,412
European Professional services	108,210	105,542
North American IT services	255,506	253,378
European IT services	35,421	35,904

	565,456	549,236
Corporate	4,449	6,934

Total long-lived assets	$569,905	$556,170

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.
(2)	2004 and 2003 include a $897,000 and a $284,000 recapture, respectively, relating to the settlement of abandoned real estate associated with exit costs incurred in 2002.

MPS GROUP, INC.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Expenses	Write-offs	Deductions	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2003
Allowance for doubtful accounts receivable	$16,919	1,505	(6,104)	—	579	$12,899
Deferred tax valuation allowance	$25,050	2,121	—	—	—	$27,171
Year Ended December 31, 2004
Allowance for doubtful accounts receivable	$12,899	3,271	(6,715)	—	381	$9,836
Deferred tax valuation allowance	$27,171	3,716	—	—	—	$30,887
Year Ended December 31, 2005
Allowance for doubtful accounts receivable	$9,836	4,178	(1,498)	—	(644)	$11,872
Deferred tax valuation allowance	$30,887	(1,181)	—	(1,941)	—	$27,765

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

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

Internal Control Over Financial Reporting

Our management’s report on the Company’s internal control over financial reporting as of December 31, 2005 is included in Part II, Item 8, of this Annual Report on Form 10-K. Management’s assessment of internal control over financial reporting in that report has been audited by PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, as stated in their report which is also included in Part II, Item 8.

MPS GROUP, INC.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 that occurred during the Company’s fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

On February 1, 2006 the compensation committee of the board of directors of the Corporation met and approved several matters relating to executive compensation as set forth below herein.

Base annual compensation and annual incentive bonus target opportunity increases for two executive officers as follows:

Name and Title	2005 Annual Base and Bonus Target Opportunity	2006 Annual Base and Bonus Target Opportunity

Gregory D. Holland Senior Vice President, Chief Legal Officer and Secretary	$200,000 – Annual Base Salary $100,000 – Annual Bonus Target	$225,000 – Annual Base Salary $125,000 – Annual Bonus Target

Tyra H. Tutor Senior Vice President of Corporate Development	$150,000 – Annual Base Salary $ 50,000 – Annual Bonus Target	$175,000 – Annual Base Salary $ 75,000 – Annual Bonus Target

Awards under the Management Savings Plan equal to ten percent (10%) of annual cash compensation to each of the following executive officers for 2005:

•	Timothy D. Payne, President, Chief Executive Officer and Director

•	Robert. P Crouch, Senior Vice President, Chief Financial Officer and Treasurer

•	Richard L. White, Senior Vice President and Chief Information Officer

•	Mr. Holland and Ms. Tutor

Annual bonus target incentive target award increase and performance objective criteria adjustment under the Equity Annual Incentive Plan for Mr. White to reward him for services performed in 2005 for a subsidiary of the Corporation as follows:

2005 Bonus Target		2005 Bonus Award

$150,000		$270,000

2005 Performance Criteria and Weighting		2005 Performance Criteria and Weighting (Adjusted)
Criteria	Weighting	Criteria	Weighting

Pretax Net Income Gross Margin Return on Incremental Equity Discretion	50% 12.5% 12.5% 25%	Pretax Net Income Gross Margin Return on Incremental Equity Subsidiary Performance	50% 50%

MPS GROUP, INC.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1. Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Certified Public Accounting Firm;

Management’s Report on Internal Control Over Financial Reporting;

Consolidated Balance Sheets at December 31, 2005 and 2004;

Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003;

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003;

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003; and

Notes to Consolidated Financial Statements.

(a)	2. Financial Statement Schedules.

For the three years ended December 31, 2005

Schedule II—Valuation & Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)	3. Exhibits.

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 26, 2002.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 14, 2003.

4.	Form of stock certificate for the Company’s Common Stock, $.01 par value, incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-106855) filed July 7, 2003.

10.1	Modis Professional Services, Inc. (now MPS Group, Inc.) 2001 Employee Stock Purchase Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 14, 2002. ^

MPS GROUP, INC.

10.2	AccuStaff Incorporated (now MPS Group, Inc.) Amended and Restated Non-Employee Director Stock Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005.^

10.3	AccuStaff Incorporated (now MPS Group, Inc.) Amended and Restated Non-Employee Director Stock Plan—Form of Non-Employee Director Stock Option Award Agreement, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000 (SEC File No. 000-24484). ^

10.4	Profit Sharing Plan, incorporated by reference to the Company’s Registration on Form S-1 (No. 33-78906).^

10.5	Revolving Credit Agreement By and Between the Company and the Material Domestic Subsidiaries of the Company and Wachovia Bank, National Association, as Administrative Agent and Certain Lenders Party named therein, dated November 21, 2003, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 15, 2004.

10.6	Modis Professional Services, Inc. (now MPS Group, Inc.) Amended and Restated 1995 Stock Option Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2001.^

10.7	Modis Professional Services, Inc. (now MPS Group, Inc.) Amended and Restated 1995 Stock Option Plan—Form of Stock Option Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2001. ^

10.8	Modis Professional Services, Inc. (now MPS Group, Inc.) Amended and Restated 1995 Stock Option Plan—Form of Restricted Stock Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

10.9	Chairman Employment Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed May 18, 2001. ^

10.10	Amendment and Renewal of Chairman Employment Agreement with Derek E. Dewan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 9, 2005. ^

10.11	Restricted Stock Agreement with Derek E. Dewan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 16, 2001. ^

10.12	Amended and Restated Executive Employment Agreement with Timothy D. Payne, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 16, 2001. ^

10.13	Restricted Stock Agreement with Timothy D. Payne, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002. ^

10.14	Amended and Restated Executive Employment Agreement with Robert P. Crouch, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 16, 2001. ^

10.15	Restricted Stock Agreement with Robert P. Crouch, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002. ^

10.16	Modis Professional Services, Inc. (now MPS Group, Inc.) Executive Option Plan, incorporated by reference to the Company’s Registration on Form S-8 (No. 33-88329). ^

10.17	Form of Director’s Indemnification Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000 (SEC File No. 000-24484).

MPS GROUP, INC.

10.18	Form of Officer’s Indemnification Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000 (SEC File No. 000-24484).

10.19	Amended and Restated Executive Deferred Compensation Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 14, 2003. ^

10.20	Form of Executive Employment Agreement with each of Gregory D. Holland, Tyra H. Tutor, and Richard L. White, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 14, 2003. ^

10.21	Form of Supplement to Restricted Stock Agreement with Richard L. White, Gregory D. Holland and Tyra H. Tutor, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005. ^

10.22	2004 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

10.23	2004 Equity Incentive Plan – Form of Stock Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005. ^

10.24	2004 Equity Incentive Plan – Form of Restricted Stock Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005. ^

10.25	2004 Non-Employee Director Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

10.26	2004 Non-Employee Director Equity Incentive Plan – Form of Stock Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005. ^

10.27	Executive Annual Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

10.28	Management Savings Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Form of Power of Attorney.

31.1	Certification of Timothy D. Payne pursuant to Rule 13a-14a.

31.2	Certification of Robert P. Crouch pursuant to Rule 13a-14a.

32.1	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

^	This Exhibit is a management contract or compensatory plan or arrangement.

MPS GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description
21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Form of Power of Attorney

31.1	Certification of Timothy D. Payne pursuant to Rule 13a-14.

31.2	Certification of Robert P. Crouch pursuant to Rule 13a-14.

32.1	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

MPS GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPS GROUP, INC.

By:	/S/ TIMOTHY D. PAYNE
Timothy D. Payne President and Chief Executive Officer

Date: March 14, 2006

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ TIMOTHY D. PAYNE Timothy D. Payne	President, Chief Executive Officer and Director	March 14, 2006

/S/ ROBERT P. CROUCH Robert P. Crouch	Senior Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer	March 14, 2006

/S/ DEREK E. DEWAN* Derek E. Dewan	Chairman of the Board	March 14, 2006

/S/ MICHAEL D. ABNEY* Michael D. Abney	Director	March 14, 2006

/S/ T. WAYNE DAVIS* T. Wayne Davis	Director	March 14, 2006

/S/ ARTHUR B. LAFFER* Arthur B. Laffer	Director	March 14, 2006

/S/ WILLIAM M. ISAAC* William M. Isaac	Director	March 14, 2006

/S/ JOHN R. KENNEDY* John R. Kennedy	Director	March 14, 2006

/S/ DARLA D. MOORE* Darla D. Moore	Director	March 14, 2006

/S/ PETER J. TANOUS* Peter J. Tanous	Director	March 14, 2006

By /s/ ROBERT P. CROUCH* Robert P. Crouch Attorney-in-Fact		March 14, 2006