Form 10-Q
period 2006-03-31
MPS GROUP INC
filed 2006-05-09
CIK 924646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of April 28, 2006:

103,175,388 shares of $0.01 par value common stock

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands except share amounts)	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$144,401	$142,951
Accounts receivable, net of allowance of $12,213 and $11,872, respectively	249,808	244,506
Prepaid expenses	8,313	7,131
Deferred income taxes	4,264	5,749
Other	18,522	16,091

Total current assets	425,308	416,428
Furniture, equipment, and leasehold improvements, net	25,291	24,542
Goodwill, net	559,644	545,363
Deferred income taxes	22,958	27,277
Other assets, net	15,738	14,396

Total assets	$1,048,939	$1,028,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$68,414	$65,869
Accrued payroll and related taxes	61,511	58,711
Income taxes payable	5,731	11,989

Total current liabilities	135,656	136,569
Other	16,285	15,397

Total liabilities	151,941	151,966

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 112,454,094 and 108,434,541 shares issued, respectively	1,125	1,112
Additional contributed capital	699,832	687,661
Retained earnings	273,573	257,563
Deferred stock compensation	—	(4,630)
Accumulated other comprehensive income	13,756	11,560
Treasury stock, at cost (9,771,772 and 8,834,114 shares, respectively)	(91,288)	(77,226)

Total stockholders’ equity	896,998	876,040

Total liabilities and stockholders’ equity	$1,048,939	$1,028,006

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(dollar amounts in thousands except per share amounts)	March 31, 2006	March 31, 2005
Revenue	$439,309	$407,709
Cost of revenue	322,193	305,775

Gross profit	117,116	101,934

Operating expenses:
General and administrative	89,395	83,218
Depreciation and intangibles amortization	3,474	4,117

Total operating expenses	92,869	87,335

Income from operations	24,247	14,599
Other income, net	1,576	602

Income before provision for income taxes	25,823	15,201
Provision for income taxes	9,813	5,852

Net income	$16,010	$9,349

Basic net income per common share	$0.16	$0.09

Average common shares outstanding, basic	101,722	102,948

Diluted net income per common share	$0.15	$0.09

Average common shares outstanding, diluted	104,764	107,074

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Stock Compensation	Treasury Stock	Total
(dollar amounts in thousands except common share amounts)	Shares	Amount
Balance, December 31, 2005	111,169,227	$1,112	$687,661	$257,563	$11,560	$(4,630)	$(77,226)	$876,040
Comprehensive Income:
Net income	—	—	—	16,010	—	—	—
Foreign currency translation	—	—	—	—	2,196	—	—
Total comprehensive income	—	—	—	—	—	—	—	18,206

Reclassification of Deferred Stock Compensation upon adoption of SFAS 123R	—	—	(4,630)	—	—	4,630	—	—
Excess tax benefit from share-based awards	—	—	7,589	—	—	—	—	7,589
Exercise of stock options	1,171,039	12	7,967	—	—	—	—	7,979
Purchase of treasury stock	—	—	—	—	—	—	(6,503)	(6,503)
Settlement of share-based awards	—	—	—	—	—	—	(7,559)	(7,559)
Issuance of restricted stock	144,828	1	(1)	—	—	—	—	—
Cancellation of restricted stock	(31,000)	(0)	0	—	—	—	—	0
Share-based plans expense	—	—	1,246	—	—	—	—	1,246

Balance, March 31, 2006	112,454,094	$1,125	$699,832	$273,573	$13,756	$—	$(91,288)	$896,998

See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(dollar amounts in thousands)	2006	2005
Cash flows from operating activities:
Net income	$16,010	$9,349
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	5,804	4,205
Excess tax benefit from share-based awards	(7,583)	—
Share-based plans expense	1,246	888
Depreciation and intangibles amortization	3,473	4,117
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(1,045)	(23,762)
Prepaid expenses and other assets	(1,044)	671
Accounts payable and accrued expenses	(6,026)	3,874
Accrued payroll and related taxes	9,461	11,673
Other, net	(1,874)	(583)

Net cash provided by operating activities	18,422	10,432

Cash flows from investing activities:
Sale of assets	—	3,674
Purchase of furniture, equipment and leasehold improvements, net of disposals	(3,171)	(3,396)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(15,990)	(540)

Net cash used in investing activities	(19,161)	(262)

Cash flows from financing activities:
Excess tax benefit from share-based awards	7,583	—
Settlement of share-based awards	(7,559)	—
Repurchases of common stock	(6,503)	—
Discount realized on employee stock purchase plan	—	(89)
Proceeds from stock options exercised	7,979	768
Repayments on indebtedness	—	(1,283)

Net cash provided by (used in) financing activities	1,500	(604)

Effect of exchange rate changes on cash and cash equivalents	689	(508)
Net increase in cash and cash equivalents	1,450	9,058
Cash and cash equivalents, beginning of period	142,951	106,497

Cash and cash equivalents, end of period	$144,401	$115,555

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands except per share amounts)

1. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by MPS Group, Inc. (‘MPS’, ‘we’, ‘us’, or ‘our’) in accordance with the rules and regulations of the Securities and Exchange Commission (‘SEC’). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2005.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued Statement of Financial Accounting Standards No. 123R (‘SFAS 123R’), Share-Based Payment. SFAS 123R which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 (‘APB No. 25’), Accounting for Stock Issued to Employees, and related implementation guidance. SFAS 123R requires companies to recognize expense for all share-based payments to employees, including grants of employee stock options, in the financial statements over the employees’ requisite service periods based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, defining requisite service period, accounting for liability awards and accounting for tax benefits.

We adopted SFAS 123R as of January 1, 2006 and elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006. At January 1, 2006, the unvested portion of stock options granted prior to January 1, 2006 was $486,000, and will be expensed through 2007. SFAS 123R is discussed further in Note 2 to Condensed Consolidated Financial Statements below.

2. Share-Based Compensation

We have the following share-based compensation plans for employees and directors:

Incentive Employee Stock Plan

Under our 2004 Equity Incentive Plan (Employee Plan), which replaced the 1995 Stock Option Plan participants may be granted stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, and performance shares. The total number of shares available for award under the Employee Plan as of March 31, 2006 was 3.5 million, plus lapsed or cancelled awards or options from grants outstanding at the time of shareholder approval under the 1995 Plan. The Employee Plan, among other things, requires the exercise price of nonqualified stock options to not be less than 100% of the fair market value of the stock on the date the option is granted, and defines a director to comply with Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and with Section 162(m) of the Internal Revenue Code of 1986, as amended, and prohibits the Company from reducing the exercise price of outstanding options (repricing) without first receiving shareholder approval.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

Non-Employee Director Stock Plan

Under our 2004 Non-Employee Director Equity Incentive Plan (Director Plan), which replaced the Amended and Restated Non-Employee Director Stock Option Plan (Prior Director Plan), non-employee directors may be granted stock options, stock appreciation rights, restricted stock, and restricted stock units. The total number of shares that may be awarded under the Director Plan as of March 31, 2006 was 250,000, plus lapsed or cancelled awards or options from grants outstanding at the time of shareholder approval under the Prior Director Plan. The Director Plan awards each non-employee director an option to purchase 60,000 shares at an exercise price equal to the fair market value at the date of the grant upon election to the Board, which becomes exercisable ratably over a five-year period. In addition, the Director Plan provides for an annual issuance of non-qualified options to purchase 20,000 shares to each director, upon reelection, at an exercise price equal to the fair market value at the date of grant, which become exercisable ratably over a three-year period. The Director Plan provides that such periodic awards cease upon the director accruing 100,000 options. Options expire ten years from the date of the grant. The Director Plan also allows for the grant of additional options to non-employee directors from time to time as the Board determines in its discretion as well as the replacement of one option with one-half of a share of restricted stock.

Historically, the majority of our share-based compensation awards were granted in restricted stock, non-qualified stock options, and incentive stock options. Most recently, we have utilized restricted stock for share-based compensation awards. For the three months ended March 31, 2006, we recognized $0.01 per basic and diluted common share related to share-based compensation, comprised of $1.4 million of compensation expense, primarily from restricted stock, net of a $521,000 income tax benefit. This compensation expense is included in the general and administrative expense line item on our Condensed Consolidated Statement of Operations.

Prior to January 1, 2006, we accounted for share-based awards in accordance with the recognition and measurement principles of APB No. 25, and its related interpretations. No compensation cost was reflected in our Consolidated Statement of Operations for stock options as all stock options granted had an exercise price equal to the fair market value of our underlying common stock on the date of grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R. We elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006. Under this transition method, compensation cost recognized in the first quarter of 2006, includes the applicable amounts of: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R). At January 1, 2006, the unvested portion of stock options granted prior to January 1, 2006 was $486,000 and will be expensed through 2007. In addition, we are required to comply with the following provisions of SFAS 123R:

•	Forfeiture rate—SFAS 123R requires the recognition of expense only for awards that will eventually vest. The provision requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. Our forfeiture rates were based mainly upon historical share-based compensation cancellations. The estimated forfeiture rates resulted in both an immaterial adjustment to current unvested awards as of March 31, 2006.

•	Tax benefits—SFAS 123R requires tax benefits resulting from share-based awards in excess of compensation cost recognized to be classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123R, tax benefits resulting from share-based awards were classified as operating cash flows.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

•	Tax windfall pool—SFAS 123R requires companies to calculate a cumulative pool of tax windfalls, offset by tax shortfalls using historical data from the original implementation date of SFAS 123. We utilized the short form method to calculate the transitional cumulative tax pool. In addition, we have calculated a tax windfall pool as of March 31, 2006; therefore, any future tax shortfalls related to share-based awards will be charged against additional paid-in capital up to the amount of our windfall pool.

Stock Options

Our stock options generally vest over three to five years with a graded vesting schedule. We recognize expense for our stock options using the graded-vesting method over the requisite service period. Our options generally expire ten years after the grant date. The total value of compensation expense for stock options is equal to the fair value of the award on the grant date. Historically, we have calculated the fair value of stock options utilizing the Black-Scholes option-pricing model. Compensation expense recognized in the Condensed Consolidated Statement of Operations for stock options was $114,000 in the three months ended March 31, 2006. A summary of our stock options as of March 31, 2006 is presented below:

	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Total Intrinsic Value (000s)
Outstanding at December 31, 2005	8,074	$7.43
Granted	—	$—
Forfeited	(121)	$11.30
Exercised	(1,171)	$6.81		$9,783

Outstanding at March 31, 2006	6,782	$7.51	6.77	$53,470

Options exercisable at March 31, 2006	6,549	$7.50	6.76	$51,695

As of March 31, 2006, there was $372,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 11 months. For the first quarter of 2006, cash received and the total tax benefit from the exercise of stock options was $8.0 million and $3.4 million, respectively. In addition, $2.0 million of cash was used for minimum statutory withholding requirements upon net settlement of employee stock option exercises.

Restricted Stock

Historically, our restricted vest over three to five years. We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the closing price of MPS shares on the date of grant.

Compensation expense recognized in the Consolidated Statement of Operations for restricted stock was $1.1 million and $888,000 in the three months ended March 31, 2006 and 2005, respectively. A summary of our restricted stock as of March 31, 2006 is presented below:

	Shares (000s)	Weighted Average Fair Value at Grant	Fair Value (000s)
Outstanding at December 31, 2005	1,746	$7.28
Granted	145	$14.35
Forfeited	(31)	$13.01
Vested	(1,020)	$4.50	$15,984

Outstanding at March 31, 2006	840	$11.67

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

As of March 31, 2006, there was $5 million of unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.5 years. For the first quarter of 2006, the total tax benefit generated from restricted stock vested was $5.9 million. In addition, $5.5 million of cash was used for minimum statutory withholding requirements upon net settlement of employee restricted stock exercises.

Prior Period Pro Forma Presentations

Under the modified prospective transition method, our results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following pro forma information, as required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement 123, is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per common share for each period presented as if we had applied the fair value recognition provisions of SFAS 123 to share-based awards prior to January 1, 2006:

(dollar amounts in thousands except per share amounts)	Three Months Ended March 31, 2005
Net income
As reported	$9,349
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,339)

Pro forma	$6,010

Basic net income per common share
As reported	$0.09
Pro forma	$0.06
Diluted net income per common share
As reported	$0.09
Pro forma	$0.06

The fair value of options granted in the first quarter of 2005 was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.8%; expected volatility of 70%; and expected lives of 5 years. The weighted average fair value of options granted in the first quarter of 2005 was $6.29 per share.

3. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended
(dollar amounts in thousands except per share amounts)	March 31, 2006	March 31, 2005
Basic income per common share computation:
Net income	$16,010	$9,349

Basic average common shares outstanding	101,722	102,948
Incremental shares from assumed exercise of stock options and restricted stock awards	3,042	4,126

Diluted average common shares outstanding	104,764	107,074

Basic net income per common share	$0.16	$0.09

Diluted net income per common share	$0.15	$0.09

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

Options to purchase approximately 164,000 and 680,000 shares of common stock that were outstanding during the three months ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

4. Commitments and Contingencies

Litigation

We are a party to a number of lawsuits and claims arising out of the ordinary conduct of our business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on us, our financial position, results of operations, or cash flows.

5. Segment Reporting

We disclose segment information in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

We have four reportable segments: North American Professional Services, European Professional Services, North American Information Technology (‘IT’) Services, and European IT Services. Our reportable segments offer different services, have different client bases, experience differing economic characteristics, and are managed separately as each requires different resources and marketing strategies. The North American Professional Services segment provides specialized staffing and recruiting in the disciplines of accounting, finance, law, engineering and healthcare in North America. The European Professional Services segment provides specialized staffing and recruiting for accounting, financial services, legal, human resources, not-for-profit and public-sector positions in Europe, principally in the United Kingdom. The North American IT Services segment offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, on-site recruiting support, IT strategy consulting, design and branding, application development, and integration in North America. The European IT Services segment provides value-added solutions such as IT project support and staffing, and recruitment of full-time positions, specialized staffing and solutions in Europe, principally in the United Kingdom.

Our North American Professional Services segment’s results for 2006 include the results from the acquisitions of two health care staffing businesses acquired in September of 2005 and March of 2006, and two accounting and finance businesses acquired in September of 2005 and February of 2006.

Our North American IT Services segment’s results for 2006 include the results from the acquisitions of two IT solutions businesses acquired in July and September of 2005. The accounting and finance business and the IT solutions business acquired in September of 2005 were part of the same acquisition.

Our European Professional Services segment’s results for 2006 include the results from one permanent placement business acquired in March of 2006.

We evaluate segment performance based on revenues, gross profit, and income from operations before provision for income taxes. We do not allocate income taxes, interest or unusual items to the segments. In

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

addition, we do not report total assets by segment. No one customer represents more than 5% of our overall revenue, and as a result, we do not believe we have a material reliance on any one customer. The following tables summarize performance, identifiable assets, and long-lived assets by segment and revenue by geographic location:

	Three Months Ended
(dollar amounts in thousands)	March 31, 2006	March 31, 2005
Revenue
North American Professional Services	$147,269	$125,409
European Professional Services	97,693	84,586
North American IT Services	131,525	125,493
European IT Services	62,822	72,221

Total revenue	$439,309	$407,709

Gross profit
North American Professional Services	$44,483	$35,906
European Professional Services	26,958	23,839
North American IT Services	36,172	32,957
European IT Services	9,503	9,232

Total gross profit	$117,116	$101,934

Income from operations before provision for income taxes
North American Professional Services	$13,322	$7,227
European Professional Services	7,224	5,386
North American IT Services	9,058	7,990
European IT Services	1,367	1,005

	30,971	21,608
Corporate expenses (1)	(6,724)	(7,009)
Other income, net	1,576	602

Total income from operations before provision for income taxes	$25,823	$15,201

Geographic Areas
Revenue
North America	$278,794	$250,902
Europe	160,515	156,807

Total revenue	$439,309	$407,709

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

(dollar amounts in thousands)	March 31, 2006	December 31, 2005
Accounts receivable, net
North American Professional Services	$82,111	$75,783
European Professional Services	38,570	42,237
North American IT Services	92,049	89,155
European IT Services	37,078	37,331

Total accounts receivable, net	$249,808	$244,506

Long-lived assets
North American Professional Services	$178,949	$166,319
European Professional Services	109,528	108,210
North American IT Services	255,708	255,506
European IT Services	35,712	35,421

	579,897	565,456
Corporate	5,038	4,449

Total long-lived assets	$584,935	$569,905

6. Comprehensive Income

We disclose other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three months ended March 31, 2006 and 2005, is as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Net income	$16,010	$9,349
Unrealized gain (loss) on foreign currency translation adjustments (1)	2,196	(1,334)

Comprehensive income	$18,206	$8,015

(1)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

7. Business Combinations

In the first quarter of 2006, we acquired an accounting and finance business, Garelli Wong, the pharmacy staffing services unit of Cardinal Health, and a permanent placement business, Chronos International. Purchase consideration totaled $17.9 million, of which $16.2 million was paid in cash at closing. The pharmacy staffing services unit of Cardinal Health and Chronos International were acquired at the end of the first quarter of 2006.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

8. Goodwill And Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for 2006 are as follows:

	Professional Services		IT Services
(dollar amounts in thousands)	North America	Europe	North America	Europe	Total
Balance as of December 31, 2005	$163,649	$104,547	$246,914	$30,253	$545,363
2006 acquisitions	12,424	585	—	—	13,009
Effect of foreign currency exchange rates	—	998	—	274	1,272

Balance as of March 31, 2006	$176,073	$106,130	$246,914	$30,527	$559,644

We allocated the purchase price of acquisitions in accordance with SFAS No. 141, Business Combinations. At March 31, 2006 and December 31, 2005, there was $3.9 million, and $2.6 million, respectively, of identifiable intangible assets on our Condensed Consolidated Balance Sheets relating to its acquisitions. Identifiable intangible assets relate to both the existing value of the target’s customer relationships at the date of the acquisition and trade names, if applicable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “our”, “us”, “MPS” or the “Company” in this Quarterly Report on Form 10-Q refer to MPS Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions described above and may be affected by other factors, including, but not limited to: fluctuations in the economies and financial markets in the U.S. and foreign countries where we do business and in our industry segments in particular; industry trends toward consolidating vendor lists; the demand for our services, including the impact of changes in utilization rates; consolidation or bankruptcy of major customers; the effect of competition, including our ability to expand into new markets and to remain profitable or maintain profit margins in the face of pricing pressures; our ability to retain significant existing customers or obtain new customers; our ability to recruit, place and retain consultants and professional employees; our ability to identify and complete acquisition targets and to successfully integrate acquired operations into the Company; possible changes in governmental laws and regulations affecting our operations, including possible changes to laws and regulations relating to benefits for consultants and temporary personnel, and possible increased regulation of the employer-employee relationship; employment-related claims, costs, and other litigation matters; adjustments during periodic tax audits; litigation relating to prior and current transactions and activities; fluctuations in interest rates or foreign currency exchange rates; loss of key employees; fluctuations in the price of our common stock due to actual or anticipated changes in quarterly operating results, financial estimates, statements by securities analysts, and other events; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. In some cases, you can identify forward-looking statements by terminology such as: “will,” “may,” “should,” “could,” “expects,” “intends,” “plans,” “hopes,” “indicates,” “projects,” “can,” “anticipates,” “perhaps,” “believes,” “estimates,” “appears,” “predicts,” “potential,” “continues,” “would,” or “become,” or other comparable terminology or the negative of these terms or other comparable terminology. Readers are urged to review and consider the matters discussed in “Item 1A. Risk Factors” of our Form 10-K for 2005 and discussion of risks or uncertainties in subsequent filings with the Securities and Exchange Commission.

Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information then currently available to management. Undue reliance should not be placed on such forward-looking statements. Forward-looking statements are not guarantees of performance. Such forward-looking statements were prepared by us based upon information available at the time of such statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Executive Summary

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

For the quarter ended March 31, 2006, our consolidated revenue increased 8% and our consolidated operating income increased 66% from the first quarter of last year. Revenue from our Professional Services businesses increased 17% from the first quarter of 2005. We believe this growth was attributable to the execution of our sales and recruiting staff, acquisitions, new service offerings and good macroeconomic conditions in both the United States and abroad. Revenue growth in our IT Services businesses was measured due to our continued focus on higher margin business, which resulted in a 220 basis point increase in gross margin compared to the first quarter of 2005. We have a foundation for future revenue growth with $144 million of cash on hand at quarter end, a $150 million credit facility with no outstanding borrowings, no long-term debt, and working capital of $290 million. For the remainder of 2006, while we continue to believe we will experience future revenue growth, our revenue will be impacted by general macroeconomic conditions.

We target potential acquisitions that will either increase the geographic presence of our businesses or offer complimentary service offerings. During 2005 and through March 31, 2006, we acquired four businesses for our North American Professional Services segment (together, the ‘North American Professional Acquisitions’): two health care staffing businesses in September of 2005 and March of 2006; and two accounting and finance staffing businesses in September of 2005 and February of 2006. We acquired two IT solutions businesses for our North American IT Services segment (together, the ‘IT Acquisitions’), in July and September of 2005. We acquired one permanent placement business for our European Professional Services segment in March of 2006.

We believe that opportunities for growth in the professional services market are more robust than the IT services market, and as a result, continue to diversify our revenue base. Revenue from our Professional Services division now represents 56% of consolidated revenue in the first quarter of 2006, compared to 52% in the first quarter of 2005.

We continue to look for opportunities to increase gross margin along with increasing operating leverage within each segment. Direct hire fees increased 18% from the first quarter of 2005, and now represent 4.2% of revenue, up from 3.9% in the year earlier period. In addition, we were able to increase our staffing gross margin in all our segments in the first quarter of 2006, compared to the first quarter of 2005. Specifically within the European IT Services segment, our lowest gross margin segment, we are realizing the positive gross margin impact from scaling back relationships with certain low-margin, high-volume clients in order to focus on higher-margin clients.

The following detailed analysis of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Part 1, Item 1 of this Quarterly Report and the 2005 Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2005.

Results Of Operations For The Three Months Ended March 31, 2006 and 2005—Consolidated

Consolidated revenue was $439.3 million and $407.7 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 7.8% during the three months ended March 31, 2006.

Consolidated gross profit was $117.1 million and $101.9 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 14.9% during the three months ended March 31, 2006. Consolidated gross margin was 26.7% and 25.0% in the three months ended March 31, 2006 and 2005, respectively.

Consolidated operating expenses were $92.9 million and $87.3 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 6.4% during the three months ended March 31, 2006. General and administrative (G&A) expenses, which are included in operating expenses, were $89.4 million and $83.2 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 7.5% during the three months ended March 31, 2006.

Unallocated corporate expenses, included in consolidated operating expenses, pertain to certain functions, such as executive management, accounting, administration, tax, and treasury that are not attributable to our operating units. Unallocated corporate expense was $6.7 million and $7.0 million in the three months ended March 31, 2006 and 2005, respectively, decreasing 4.3%. As a percentage of revenue, unallocated corporate expense was 1.5% and 1.7% for the three months ended March 31, 2006 and 2005, respectively.

Consolidated operating income was $24.2 million and $14.6 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 65.8% during the three months ended March 31, 2006. Operating income as a percentage of revenue was 5.5% and 3.6% for the three months ended March 31, 2006 and 2005, respectively.

Consolidated other income, net, was $1.6 million and $602,000 in the three months ended March 31, 2006 and 2005, respectively. Other income, net, primarily includes interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility.

The consolidated income tax provision was $9.8 million and $5.9 million in the three months ended March 31, 2006 and 2005, respectively. The effective tax rate was 38.0% and 38.5% in the three months ended March 31, 2006 and 2005, respectively.

Consolidated net income from operations was $16.0 million and $9.3 million in the three months ended March 31, 2006 and 2005, respectively.

Results Of Operations For The Three Months Ended March 31, 2006 and 2005—By Business Segment

Professional Services division

North American Professional Services Segment

Revenue in our North American Professional Services segment was $147.3 million and $125.4 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 17.5% during the three months ended March 31, 2006. North American Professional Acquisitions contributed $5.9 million in revenue in the three months ended March 31, 2006. The increase in revenue for the three months ended March 31, 2006 was due primarily to the increased demand for our services, and to a lesser extent, the execution of our acquisition strategy.

Revenue contribution from the North American Professional Services businesses for the three months ended March 31, 2006 and 2005 as a percentage of the total North American Professional Services segment revenues were as follows:

	Three months ended March 31,
	2006	2005
Entegee	46.1%	47.3%
Special Counsel	22.7	22.4
Accounting Principals	17.1	18.9
Soliant Health	14.1	11.4

Gross profit in our North American Professional Services segment was $44.5 million and $35.9 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 24.0% during the three months ended March 31, 2006. North American Professional Acquisitions contributed $2.1 million in gross profit in the three months ended March 31, 2006. Gross margin in our North American Professional Services segment was

30.2% and 28.6% in the three months ended March 31, 2006 and 2005, respectively. The increase in gross margin in the three months ended March 31, 2006 was due to an increase in direct hire fees and improved margins from the segment’s staffing services. Direct hire fees, which generate a higher margin, increased to 6.0% of the segment’s revenue for the three months ended March 31, 2006, from 5.4% in the year earlier period.

G&A expenses in our North American Professional Services segment were $30.0 million and $27.2 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 10.3% during the three months ended March 31, 2006. As a percentage of revenue, G&A expenses were 20.4% and 21.7% in the three months ended March 31, 2006 and 2005, respectively. The increase in G&A expenses for the three months ended March 31, 2006 was due primarily to the increase in compensation expense related to the increases in the segment’s revenue and additional G&A from North American Professional Acquisitions.

Operating income was $13.3 million and $7.2 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 84.7% during the three months ended March 31, 2006. Operating income as a percentage of revenue was 9.0% and 5.7% in the three months ended March 31, 2006 and 2005, respectively.

European Professional Services Segment

Revenue in our European Professional Services segment was $97.7 million and $84.6 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 15.5% during the three months ended March 31, 2006. Changes in foreign currency exchange rates reduced revenue by $7.8 million from the three months ended March 31, 2005 to the three months ended March 31, 2006. The increase in revenue for the three months ended March 31, 2006, was due the increased demand for our services.

Gross profit in our European Professional Services segment was $27.0 million and $23.8 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 13.4% during the three months ended March 31, 2006. Changes in foreign currency exchange rates reduced gross profit by $2.1 million from the three months ended March 31, 2005 to the three months ended March 31, 2006. Gross margin in our European Professional Services segment was 27.6% and 28.1% in the three months ended March 31, 2006 and 2005, respectively. The decrease in our gross margin in the three months ended March 31, 2006 was due to a reduction in direct hire fees as a percentage of overall revenue. Direct hire fees decreased to 7.0% of the segment’s revenue, from 8.0% in the year earlier period.

G&A expenses in our European Professional Services segment were $19.2 million and $18.0 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 6.7% during the three months ended March 31, 2006. As a percentage of revenue, G&A expenses were 19.7% and 21.3% in the three months ended March 31, 2006 and 2005, respectively. The increase in G&A expenses for both the three months ended March 31, 2006, was due primarily to the increase in compensation expense related to the increases in the segment’s revenue.

Operating income was $7.2 million and $5.4 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 33.3% during the three months ended March 31, 2006. Operating income as a percentage of revenue was 7.4% and 6.4% in the three months ended March 31, 2006 and 2005, respectively.

IT Services division

North American IT Services Segment

Revenue in our North American IT Services segment was $131.5 million and $125.5 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 4.8% during the three months ended March 31, 2006. IT Acquisitions contributed $1.8 million in revenue in the three months ended March 31, 2006. The increase in revenue for the three months ended March 31, 2006 was due primarily to increased spending on IT initiatives by our clients.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 85.7% and 87.2% of the segment’s revenue for the three months ended March 31, 2006 and 2005, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit for the North American IT Services segment was $36.2 million and $33.0 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 9.7% during the three months ended March 31, 2006. Gross margin in our North American IT Services segment was 27.5% and 26.3% in the three months ended March 31, 2006 and 2005, respectively. The increase in gross margin for the three months ended March 31, 2006 was due primarily to improved margins from the segment’s staffing services and, to a lesser extent, an increase in direct hire fees. Direct hire fees increased to 1.2% of the segment’s revenue, from 0.7% in the year earlier period.

The North American IT Services segment’s G&A expenses were $25.7 million and $23.2 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 10.8% during the three months ended March 31, 2006. As a percentage of revenue, G&A expenses were 19.5% and 18.5% in the three months ended March 31, 2006 and 2005, respectively. The increase in the segment’s G&A expenses for the three months ended March 31, 2006, was due primarily to the increase in compensation expense related to the increase in revenue.

Operating income was $9.1 million and $8.0 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 13.8% during the three months ended March 31, 2006. Operating income as a percentage of revenue was 6.9% and 6.4% in the three months ended March 31, 2006 and 2005, respectively.

European IT Services Segment

Revenue in our European IT Services segment was $62.8 million and $72.2 million in the three months ended March 31, 2006 and 2005, respectively, decreasing by 13.0% during the three months ended March 31, 2006. Changes in foreign currency exchange rates reduced revenue by $5.0 million from the three months ended March 31, 2005 to the three months ended March 31, 2006. The decrease in revenue was due to the scaling back of relationships with certain low-margin, high-volume clients.

Gross profit in our European IT Services segment was $9.5 million and $9.2 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 3.3% during the three months ended March 31, 2006. Changes in foreign currency exchange rates reduced gross profit by $757,000 from the three months ended March 31, 2005 to the three months ended March 31, 2006. Gross margin in our European IT Services segment was 15.1% and 12.7% in the three months ended March 31, 2006 and 2005, respectively. The increase in gross margin for the three months ended March 31, 2006 is due primarily to the scaling back of relationships with certain low-margin, high-volume clients in the UK in order to focus on higher-margin clients in both the UK and continental Europe.

G&A expenses in our European IT Services segment were $7.8 million and $7.9 million in the three months ended March 31, 2006 and 2005, respectively, decreasing by 1.3% during the three months ended March 31, 2006. As a percentage of revenue, G&A expenses were 12.4% and 10.9% in the three months ended March 31, 2006 and 2005, respectively.

Operating income was $1.4 million and $1.0 million in the three months ended March 31, 2006 and 2005, respectively, increasing by 40.0% during the three months ended March 31, 2006. Operating income as a percentage of revenue was 2.2% and 1.4% in the three months ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

Overview

We intend to generate stockholder value through strategic investments in our existing businesses, acquisitions, and stock repurchases as appropriate. Changes to our liquidity are due primarily to the net effect of: (i) funds generated by operations, and stock option exercises; and (ii) funds used for operations, acquisitions, repurchases of common stock and capital expenditures. While there can be no assurance in this regard, we believe that funds provided by operations and current amounts of cash will be sufficient to meet our presently anticipated needs for working capital, capital expenditures, repurchases of common stock and acquisitions for at least the next 12 months.

In the three months ended March 31, 2006, $20.6 million of cash provided from operating activities, financing activities and the effect of changes in foreign currency exchange rates exceeded the $19.2 million used in investing activities. Our net increase in cash in the three months ended March 31, 2006 was due primarily to the higher level of cash provided by operations. In the three months ended March 31, 2005, cash of $10.4 million provided from operating activities exceeded the $1.4 million of cash used in investing activities, financing activities, and the effect of changes in foreign currency exchange rates. Our net increase in cash in the three months ended March 31, 2005 was due primarily to our level of cash provided by operations and sale of assets coupled with a low level of cash spent on acquisitions. The below table highlights working capital and cash and cash equivalents as of March 31, 2006 and December 31, 2005, respectively:

(dollar amounts in millions)	March 31, 2006	December 31, 2005
Working capital	$289.7	$279.9

Cash and cash equivalents	$144.4	$143.0

Operating cash flows

For the three months ended March 31, 2006 and 2005, we generated $18.4 million and $10.4 million of cash flow from operations, respectively. The increase in cash flow from operations, from 2005 to 2006, is primarily due to our increased level of income.

Cash flow from operations for the three months ended March 31, 2006, includes a $7.6 million outflow from excess tax benefits on share-based awards. Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payment, requires tax benefits resulting from share-based awards in excess of compensation cost recognized to be classified as financing cash flows in the Consolidated Statement of Cash Flows. Prior to our adoption of SFAS 123R on January 1, 2006, tax benefits resulting from share-based awards were classified as operating cash flows.

Investing cash flows

For the three months ended March 31, 2006, we used $19.2 million of cash for investing activities, including $16.0 million, net of cash acquired, for North American Professional and European Professional Acquisitions, and $3.2 million for capital expenditures.

For the three months ended March 31, 2005, we used $262,000 of cash for investing activities, including $3.4 million for capital expenditures and $540,000 for acquisitions, net of $3.7 million generated from a sale of certain assets within our North American IT Services segment.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, during the remainder of 2006 will be approximately $8.0 million.

Financing cash flows

For the three months ended March 31, 2006, we generated $1.5 million of cash from financing activities, primarily from $8.0 million of stock option exercises and $7.6 million of excess tax benefits from share-based awards, net of $6.5 million for the repurchase of common stock and $7.6 million for the settlement of share-based awards. For the three months ended March 31, 2005, we used $604,000 of cash for financing activities, primarily for $1.3 million of repayments on indebtedness, net of $768,000 of stock option exercises.

Our Board of Directors has authorized the repurchase of our common stock, comprised of an initial $65.0 million authorization and an additional $65.0 million authorization in the second quarter of 2005. During the first quarter of 2006, we repurchased 457,000 shares at a cost of $6.5 million. At April 28, 2006, the total amount repurchased under this plan was 9.3 million shares at a cost of $83.7 million. We anticipate that we will continue to purchase shares under this authorization in the future.

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

While there can be no assurance that a new credit facility can be obtained on terms acceptable to us, we expect to enter into a new revolving credit facility during 2006. The size and timing will depend upon our capital needs and the condition of the lending environment.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 (‘APB No. 25’), Accounting for Stock Issued to Employees, and related implementation guidance. SFAS 123R requires companies to recognize expense for all share-based payments to employees, including grants of employee stock options, in the financial statements over the employees’ requisite service periods based on their fair values. The pro forma disclosures previously permitted under SFAS Statement 123 no longer will be an alternative to financial statement recognition. SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, defining requisite service period, accounting for liability awards and accounting for tax benefits.

We adopted SFAS 123R as of January 1, 2006 and elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006. At January 1, 2006, the unvested portion of stock options granted prior to January 1, 2006 was approximately $486,000, and will be expensed through 2007. SFAS 123R is discussed further in Note 2 to Condensed Consolidated Financial Statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A to our Form 10-K for the ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006. There were no material changes to our market risk during the three months ended March 31, 2006.

Item 4.	Controls And Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There have been no changes in our internal control structure over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2005 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2005 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities (1)

Period (2)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2006 to January 31, 2006	—	$—	—	$52,774,123
February 1, 2006 to February 28, 2006	456,900	$14.23	456,900	$46,271,757
March 1, 2006 to March 31, 2006	—	$—	—	$46,271,757

Total	456,900	$14.23	456,900	$46,271,757

(1)	In 1999, our Board of Directors authorized the repurchase of up to $65.0 million of MPS common stock. In June 2005, our Board of Directors authorized the repurchase of an additional $65.0 million of the MPS common stock. During 2004, we repurchased 3.5 million shares of common stock at an average price of $8.91. During 2005, we repurchased 3.8 million shares of common stock at an average price of $9.93. The foregoing table sets forth information about the MPS common stock repurchases for the three months ended March 31, 2006. There is no expiration date for this authorization.
(2)	Based on trade date, not settlement date.

Item 6.	Exhibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.	Description
31.1*	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2*	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1*	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

*	Copy of Exhibit is filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MPS GROUP, INC.

By:	/s/ ROBERT P. CROUCH
Robert P. Crouch Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: May 9, 2006