Form 10-Q
period 2006-06-30
MPS GROUP INC
filed 2006-08-08
CIK 924646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of July 28, 2006:

103,570,719 shares of $0.01 par value common stock

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands except share amounts)	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$130,149	$142,951
Accounts receivable, net of allowance of $13,733 and $11,872, respectively	281,715	244,506
Prepaid expenses	10,491	7,131
Deferred income taxes	3,097	5,749
Other	21,168	16,091

Total current assets	446,620	416,428
Furniture, equipment, and leasehold improvements, net	27,267	24,542
Goodwill, net	582,561	545,363
Deferred income taxes	18,239	27,277
Other assets, net	17,691	14,396

Total assets	$1,092,378	$1,028,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$82,435	$65,869
Accrued payroll and related taxes	66,558	58,711
Income taxes payable	4,154	11,989

Total current liabilities	153,147	136,569
Other	16,595	15,397

Total liabilities	169,742	151,966

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 114,600,791 and 111,169,227 shares issued, respectively	1,146	1,112
Additional contributed capital	710,563	687,661
Retained earnings	292,581	257,563
Deferred stock compensation	—	(4,630)
Accumulated other comprehensive income	28,348	11,560
Treasury stock, at cost (11,045,072 and 8,834,114 shares, respectively)	(110,002)	(77,226)

Total stockholders’ equity	922,636	876,040

Total liabilities and stockholders’ equity	$1,092,378	$1,028,006

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(dollar amounts in thousands except per share amounts)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue	$468,425	$424,836	$907,734	$832,545
Cost of revenue	337,445	313,917	659,638	619,692

Gross profit	130,980	110,919	248,096	212,853

Operating expenses:
General and administrative	97,041	87,338	186,436	170,556
Depreciation and intangibles amortization	3,980	3,736	7,454	7,853

Total operating expenses	101,021	91,074	193,890	178,409

Income from operations	29,959	19,845	54,206	34,444
Other income, net	1,158	682	2,734	1,284

Income before provision for income taxes	31,117	20,527	56,940	35,728
Provision for income taxes	12,109	7,416	21,922	13,268

Net income	$19,008	$13,111	$35,018	$22,460

Basic net income per common share	$0.19	$0.13	$0.34	$0.22

Average common shares outstanding, basic	102,038	101,860	101,880	102,404

Diluted net income per common share	$0.18	$0.12	$0.33	$0.21

Average common shares outstanding, diluted	105,329	105,499	105,046	106,287

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(dollar amounts in thousands except common share amounts)	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Stock Compensation	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2005	111,169,227	$1,112	$687,661	$257,563	$11,560	$(4,630)	$(77,226)	$876,040
Comprehensive income:
Net income	—	—	—	35,018	—	—	—
Foreign currency translation	—	—	—	—	16,788	—	—
Total comprehensive income	—	—	—	—	—	—	—	51,806

Reclassification of deferred stock compensation upon adoption of SFAS 123R	—	—	(4,630)	—	—	4,630	—	—
Excess tax benefit from share-based awards	—	—	11,756	—	—	—	—	11,756
Exercise of stock options	2,176,872	22	13,047	—	—	—	—	13,069
Purchase of treasury stock	—	—	—	—	—	—	(25,217)	(25,217)
Settlement of share-based awards	—	—	—	—	—	—	(7,559)	(7,559)
Issuance of restricted stock	1,297,828	12	(12)	—	—	—	—	—
Cancellation of restricted stock	(43,136)	(0)	0	—	—	—	—	0
Share-based plans expense	—	—	2,741	—	—	—	—	2,741

Balance, June 30, 2006	114,600,791	$1,146	$710,563	$292,581	$28,348	$—	$(110,002)	$922,636

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(dollar amounts in thousands)	2006	2005
Cash flows from operating activities:
Net income	$35,018	$22,460
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	10,954	9,872
Excess tax benefit from share-based awards	(11,704)	—
Share-based plans expense	2,741	1,611
Depreciation and intangibles amortization	7,454	7,853
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(21,843)	(24,779)
Prepaid expenses and other assets	(2,396)	(1,024)
Accounts payable and accrued expenses	2,965	1,230
Accrued payroll and related taxes	10,851	13,145
Other, net	(3,664)	(291)

Net cash provided by operating activities	30,376	30,077

Cash flows from investing activities:
Sale of assets	—	3,674
Purchase of furniture, equipment and leasehold improvements, net of disposals	(6,647)	(7,243)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(32,152)	(878)

Net cash used in investing activities	(38,799)	(4,447)

Cash flows from financing activities:
Excess tax benefit from share-based awards	11,704	—
Settlement of share-based awards	(7,559)	—
Repurchases of common stock	(25,217)	(25,457)
Discount realized on employee stock purchase plan	—	(210)
Proceeds from stock options exercised	13,069	1,064
Repayments on indebtedness	—	(1,633)

Net cash used in financing activities	(8,003)	(26,236)

Effect of exchange rate changes on cash and cash equivalents	3,624	(2,692)
Net decrease in cash and cash equivalents	(12,802)	(3,298)
Cash and cash equivalents, beginning of period	142,951	106,497

Cash and cash equivalents, end of period	$130,149	$103,199

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, and disclosure of tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of initially adopting this interpretation being recorded as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact FIN 48 will have on our financial statements.

2. Share-Based Compensation

We have the following share-based compensation plans for employees and directors:

Incentive Employee Stock Plan

Under our 2004 Equity Incentive Plan (“Employee Plan”), which replaced the Amended and Restated 1995 Stock Option Plan (“1995 Plan”), participants may be granted stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, and performance shares. The total number of shares available for award under the Employee Plan as of June 30, 2006 was 2.5 million, plus lapsed or cancelled awards or options from grants outstanding under the 1995 Plan at the time of shareholder approval of the Employee Plan. The Employee Plan, among other things, requires the exercise price of nonqualified stock options to not be less than 100% of the fair market value of the stock on the date the option is granted, and defines a director in accordance with Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and with Section 162(m) of the Internal Revenue Code of 1986, as amended. The Employee Plan prohibits the Company from reducing the exercise price of outstanding options (repricing) without first receiving shareholder approval.

Non-Employee Director Stock Plan

Under our 2004 Non-Employee Director Equity Incentive Plan (“Director Plan”), which replaced the Amended and Restated Non-Employee Director Stock Option Plan (“Prior Director Plan”), non-employee directors may be granted stock options, stock appreciation rights, restricted stock, and restricted stock units.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

The total number of shares that may be awarded under the Director Plan as of June 30, 2006 was 170,000, plus lapsed or cancelled awards or options from grants outstanding under the Prior Director Plan at the time of shareholder approval of the Director Plan. The Director Plan awards each non-employee director an option to purchase 60,000 shares at an exercise price equal to the fair market value at the date of the grant upon election to the Board, which becomes exercisable ratably over a five-year period. In addition, the Director Plan provides for an annual issuance of non-qualified options to purchase 20,000 shares to each director, upon reelection, at an exercise price equal to the fair market value at the date of grant, which become exercisable ratably over a three-year period. The Director Plan provides that such formulaic awards cease upon the director accruing 100,000 options. Options expire ten years from the date of the grant. The Director Plan also allows for the grant of additional options to non-employee directors from time to time as the Board determines in its discretion as well as the substitution of one option with one-half of a share of restricted stock.

Historically, the majority of our share-based compensation awards were granted in restricted stock, non-qualified stock options, and incentive stock options. Most recently, we have utilized restricted stock for share-based compensation awards. For the three months ended June 30, 2006, we recognized an expense of $0.01 per basic and diluted common share related to share-based compensation, comprised of $1.7 million of compensation expense, primarily from restricted stock, net of a $616,000 income tax benefit. For the six months ended June 30, 2006, we recognized an expense of $0.02 per basic and diluted common share related to share-based compensation, comprised of $3.1 million of compensation expense, primarily from restricted stock, net of a $1.1 million income tax benefit. This compensation expense is included in the general and administrative expense line item on our Condensed Consolidated Statements of Operations.

Prior to January 1, 2006, we accounted for share-based awards in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related implementation guidance. No compensation cost was reflected in our Consolidated Statements of Operations for stock options as all stock options granted had an exercise price equal to the fair market value of our underlying common stock on the date of grant. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (‘SFAS 123R’), Share-Based Payment. We elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006. Under this transition method, compensation cost recognized in the first and second quarters of 2006 includes the applicable amounts of: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation and previously presented in pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R). At January 1, 2006, the unvested portion of stock options granted prior to January 1, 2006 was $486,000 and will be expensed through 2007. In addition, we are required to comply with the following provisions of SFAS 123R:

•	Forfeiture rate—SFAS 123R requires the recognition of expense only for awards that will eventually vest. The provision requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. Our forfeiture rates were based mainly upon historical share-based compensation cancellations. The estimated forfeiture rates resulted in an immaterial adjustment to current unvested awards as of January 1, 2006.

•	Tax benefits—SFAS 123R requires tax benefits resulting from share-based awards in excess of compensation cost recognized to be classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123R, tax benefits resulting from share-based awards were classified as operating cash flows.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

•	Tax windfall pool—SFAS 123R requires companies to calculate a cumulative pool of tax windfalls, offset by tax shortfalls using historical data from the original implementation date of SFAS 123. We utilized the short form method to calculate the transitional cumulative tax pool. In addition, we have calculated a tax windfall pool as of June 30, 2006; therefore, any future tax shortfalls related to share-based awards will be charged against additional paid-in capital up to the amount of our windfall pool.

Stock Options

Our stock options generally vest over three to five years with a graded vesting schedule. We recognize expense for our stock options using the graded-vesting method over the requisite service period. Our options generally expire ten years after the grant date. The total value of compensation expense for stock options is equal to the fair value of the award on the grant date. Historically, we have calculated the fair value of stock options utilizing the Black-Scholes option-pricing model. Compensation expense recognized in the Condensed Consolidated Statements of Operations for stock options was $92,000 and $206,000 in the three and six months ended June 30, 2006, respectively. A summary of our stock options as of June 30, 2006 is presented below:

	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Total Intrinsic Value (000s)
Outstanding at December 31, 2005	8,074	$7.43
Granted	—	$—
Forfeited	(121)	$11.30
Exercised	(1,171)	$6.81		$9,783

Outstanding at March 31, 2006	6,782	$7.51	6.77	$53,470
Granted	—	$—
Forfeited	(66)	$7.09
Exercised	(1,006)	$5.06		$11,249

Outstanding at June 30, 2006	5,710	$7.94	6.73	$41,286

Options exercisable at June 30, 2006	5,533	$7.93	6.72	$40,085

As of June 30, 2006, there was $280,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately nine months. For the second quarter of 2006, cash received and the total tax benefit from the exercise of stock options was $5.1 million and $4.1 million, respectively. In the six months ended June 30, 2006, cash received and the total tax benefit from the exercise of stock options was $13.1 million and $7.5 million, respectively. In addition during the six months ended June 30, 2006, $2.0 million of cash was used for minimum statutory withholding requirements upon net settlement of employee stock option exercises.

Restricted Stock

Historically, our restricted stock vests over three to five years. We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the closing price of MPS common stock on the date of grant.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

Compensation expense recognized in the Consolidated Statements of Operations for restricted stock was $1.4 million and $723,000 in the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, compensation expense recognized for restricted stock was $2.5 million and $1.6 million, respectively. A summary of our restricted stock as of June 30, 2006 is presented below:

	Shares (000s)	Weighted Average Fair Value at Grant	Fair Value (000s)
Outstanding at December 31, 2005	1,746	$7.28
Granted	145	$14.35
Forfeited	(31)	$13.01
Vested	(1,020)	$4.50	$15,984

Outstanding at March 31, 2006	840	$11.67
Granted	1,153	$16.55
Forfeited	(13)	$13.55
Vested	—	$—	$—

Outstanding at June 30, 2006	1,980	$14.5

As of June 30, 2006, there was $21.4 million of unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 3 years. For the six months ended June 30, 2006, the total tax benefit generated from vested restricted stock was $5.9 million. In addition, $5.5 million of cash was used for minimum statutory withholding requirements upon net settlement of employee restricted stock exercises.

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

(dollar amounts in thousands except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income
As reported	$13,111	$22,460
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,200)	(9,539)

Pro forma	$6,911	$12,921

Basic net income per common share
As reported	$0.13	$0.22
Pro forma	$0.07	$0.13
Diluted net income per common share
As reported	$0.12	$0.21
Pro forma	$0.07	$0.12

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

The fair value of options granted in both the three and six months ended June 30, 2005 were estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.8%; expected volatility of 70%; and expected lives of 5 years. The weighted average fair value of options granted in the three and six months ended June 30, 2005 were $5.03 and $5.41 per share, respectively.

3. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended		Six Months Ended
(dollar amounts in thousands except per share amounts)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Basic income per common share computation:
Net income	$19,008	$13,111	$35,018	$22,460

Basic average common shares outstanding	102,038	101,860	101,880	102,404
Incremental shares from assumed exercise of stock options and restricted stock awards	3,291	3,639	3,166	3,883

Diluted average common shares outstanding	105,329	105,499	105,046	106,287

Basic net income per common share	$0.19	$0.13	$0.34	$0.22

Diluted net income per common share	$0.18	$0.12	$0.33	$0.21

Options to purchase approximately 131,000 and 1.6 million shares of common stock that were outstanding during the three months ended June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares. For the six months ended June 30, 2006 and 2005, options to purchase approximately 148,000 and 1.3 million shares of common stock, respectively, were not included in the computation of diluted earnings per share for the aforementioned reason.

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

We have four reportable segments: North American Professional Services, European Professional Services, North American Information Technology (“IT”) Services, and European IT Services. Our reportable segments

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

offer different services, have different client bases, experience differing economic characteristics, and are managed separately as each requires different resources and marketing strategies. The North American Professional Services segment provides specialized staffing and recruiting in the disciplines of accounting, finance, law, engineering and healthcare in North America. The European Professional Services segment provides specialized staffing and recruiting for accounting, financial services, legal, human resources, not-for-profit and public-sector positions in Europe, principally in the United Kingdom. The North American IT Services segment offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, on-site recruiting support, IT strategy consulting, design and branding, application development, and integration in North America. The European IT Services segment provides value-added solutions such as IT project support and staffing, and recruitment of full-time positions, specialized staffing and solutions in Europe, principally in the United Kingdom.

Our North American Professional Services segment’s results for 2006 include the results from the acquisitions of two health care staffing businesses acquired in September 2005 and March 2006, and two accounting and finance businesses acquired in September 2005 and February 2006.

Our North American IT Services segment’s results for 2006 include the results from the acquisitions of two IT solutions businesses acquired in July and September 2005. The accounting and finance business and the IT solutions business acquired in September 2005 were part of the same acquisition.

Our European Professional Services segment’s results for 2006 include the results from one permanent placement business acquired in March 2006 and one temporary and permanent placement business acquired in June 2006.

We evaluate segment performance based on revenues, gross profit, and income from operations before provision for income taxes. We do not allocate income taxes, interest or unusual items to the segments.

In addition, we do not report total assets by segment. No one customer represents more than 5% of our overall revenue, and as a result, we do not believe we have a material reliance on any one customer. The following tables summarize performance, identifiable assets, and long-lived assets by segment and revenue by geographic location:

	Three Months Ended		Six Months Ended
(dollar amounts in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue
North American Professional Services	$157,683	$131,766	$304,952	$257,175
European Professional Services	106,308	92,539	204,001	177,125
North American IT Services	140,704	126,232	272,229	251,725
European IT Services	63,730	74,299	126,552	146,520

Total revenue	$468,425	$424,836	$907,734	$832,545

Gross profit
North American Professional Services	$47,395	$39,359	$91,878	$75,265
European Professional Services	31,564	26,833	58,522	50,672
North American IT Services	41,871	35,676	78,043	68,633
European IT Services	10,150	9,051	19,653	18,283

Total gross profit	$130,980	$110,919	$248,096	$212,853

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

	Three Months Ended		Six Months Ended
(dollar amounts in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Income from operations before provision for income taxes
North American Professional Services	$14,550	$10,205	$27,872	$17,432
European Professional Services	8,664	6,469	15,888	11,855
North American IT Services	12,328	9,006	21,386	16,996
European IT Services	1,638	931	3,005	1,936

	37,180	26,611	68,151	48,219
Corporate expenses (1)	(7,221)	(6,766)	(13,945)	(13,775)
Other income, net	1,158	682	2,734	1,284

Total income from operations before provision for income taxes	$31,117	$20,527	$56,940	$35,728

Geographic Areas
Revenue
North America	$298,387	$257,998	$577,181	$508,900
Europe	170,038	166,838	330,553	323,645

Total revenue	$468,425	$424,836	$907,734	$832,545

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

(dollar amounts in thousands)	June 30, 2006	December 31, 2005
Accounts receivable, net
North American Professional Services	$88,127	$75,783
European Professional Services	49,056	42,237
North American IT Services	102,552	89,155
European IT Services	41,980	37,331

Total accounts receivable, net	$281,715	$244,506

Long-lived assets
North American Professional Services	$179,187	$166,319
European Professional Services	132,721	108,210
North American IT Services	256,452	255,506
European IT Services	36,646	35,421

	605,006	565,456
Corporate	4,822	4,449

Total long-lived assets	$609,828	$569,905

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

6. Comprehensive Income

We disclose other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income	$19,008	$13,111	$35,018	$22,460
Unrealized gain (loss) on foreign currency translation adjustments (1)	14,592	(5,192)	16,788	(6,526)

Comprehensive income	$33,600	$7,919	$51,806	$15,934

(1)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

7. Business Combinations

For the six months ended June 30, 2006, we acquired an accounting and finance business, Garelli Wong, the pharmacy staffing services unit of Cardinal Health, Inc., a permanent placement business, Chronos International, and a temporary and permanent placement business, Corinthe Holding BV. Purchase consideration totaled $36.9 million, of which $33.3 million was paid in cash at closing.

8. Goodwill And Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for 2006 are as follows:

	Professional Services		IT Services
(dollar amounts in thousands)	North America	Europe	North America	Europe	Total
Balance as of December 31, 2005	$163,649	$104,547	$246,914	$30,253	$545,363
Acquisitions	12,424	585	—	—	13,009
Effect of foreign currency exchange rates	—	998	—	274	1,272

Balance as of March 31, 2006	$176,073	$106,130	$246,914	$30,527	$559,644
Acquisitions	(133)	14,872	—	—	14,739
Effect of foreign currency exchange rates	—	7,388	—	790	8,178

Balance as of June 30, 2006	$175,940	$128,390	$246,914	$31,317	$582,561

We allocated the purchase price of acquisitions in accordance with SFAS No. 141, Business Combinations. At June 30, 2006 and December 31, 2005, there was $5.0 million, and $2.6 million, respectively, of identifiable intangible assets on our Condensed Consolidated Balance Sheets relating to our acquisitions. Identifiable intangible assets relate to both the existing value of the target’s customer relationships at the date of the acquisition and trade names, if applicable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “our”, “us”, “MPS” or the “Company” in this Quarterly Report on Form 10-Q refer to MPS Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions described elsewhere and may be affected by other factors, including, but not limited to: fluctuations in the economies and financial markets in the U.S. and foreign countries where we do business and in our industry segments in particular; industry trends toward consolidating vendor lists; the demand for our services, including the impact of changes in utilization rates; consolidation or bankruptcy of major customers; the effect of competition, including our ability to expand into new markets and to remain profitable or maintain profit margins in the face of pricing pressures; our ability to retain significant existing customers or obtain new customers; our ability to recruit, place and retain consultants and professional employees; our ability to identify and complete acquisition targets and to successfully integrate acquired operations into the Company; possible changes in governmental laws and regulations affecting our operations, including possible changes to laws and regulations relating to benefits for consultants and temporary personnel, and possible increased regulation of the employer-employee relationship; employment-related claims, costs, and other litigation matters; adjustments during periodic tax audits; litigation relating to prior and current transactions and activities; fluctuations in interest rates or foreign currency exchange rates; loss of key employees; fluctuations in the price of our common stock due to actual or anticipated changes in quarterly operating results, financial estimates, statements by securities analysts, and other events; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. In some cases, you can identify forward-looking statements by terminology such as: “will,” “may,” “should,” “could,” “expects,” “intends,” “plans,” “hopes,” “indicates,” “projects,” “can,” “anticipates,” “perhaps,” “believes,” “estimates,” “appears,” “predicts,” “potential,” “continues,” “would,” or “become,” or other comparable terminology or the negative of these terms or other comparable terminology. Readers are urged to review and consider the matters discussed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2005 and discussion of risks or uncertainties in subsequent filings with the Securities and Exchange Commission.

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

Executive Summary

MPS Group, Inc. is a leading provider of business services with over 200 offices throughout the United States, Canada, the United Kingdom, and continental Europe. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines, through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark® , Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Health Care	Soliant Health®
Work Force Automation	Beeline®

For the quarter ended June 30, 2006, our consolidated revenue increased 10% and our consolidated operating income increased 51% from the second quarter of the prior year. Revenue from our Professional Services businesses and businesses within our North American IT Services segment increased 18% and 11%, respectively, from the second quarter of 2005. We believe this growth was attributable to the performance of our sales and recruiting staff, acquisitions, new service offerings and favorable macroeconomic conditions in both the United States and abroad. Revenue growth in our European IT Services segment was measured due to our continued focus on higher margin business, which resulted in a 370 basis point increase in gross margin compared to the second quarter of 2005. We believe we have a foundation for future revenue growth with $130 million of cash on hand at quarter end, a $150 million credit facility with no outstanding borrowings, no long-term debt, and working capital of $293 million. For the remainder of 2006, while we continue to believe we will experience future revenue growth, our revenue will be impacted by general macroeconomic conditions.

We target potential acquisitions that will either increase the geographic presence of our businesses or offer complementary service offerings. During the second half of 2005 and through June 30, 2006, we acquired four businesses for our North American Professional Services segment (together, the “North American Professional Acquisitions”): two health care staffing businesses in September 2005 and March 2006; and two accounting and finance staffing businesses in September 2005 and February 2006. We acquired two IT solutions businesses for our North American IT Services segment (together, the “IT Acquisitions”), in July and September 2005. We acquired two businesses for our European Professional Services segment in March and June 2006 (together, the “European Professional Acquisitions”).

We believe that opportunities for growth in the professional services market are more robust than in the IT services market, and as a result, continue to diversify our revenue base. Revenue from our Professional Services division represents 56% of consolidated revenue in the second quarter of 2006, compared to 53% in the second quarter of 2005.

We continue to look for opportunities to increase gross margin along with increasing operating leverage within each segment. Direct hire fees now represent 4.9% of revenue, up from 4.0% in the year earlier period. In addition, we were able to increase our staffing gross margin 120 basis points to 24.2% in the second quarter of 2006 from 23.0% in the year earlier period. Specifically within the European IT Services segment, our lowest gross margin segment, we are realizing the positive gross margin impact from scaling back relationships with certain low-margin, high-volume clients in order to focus on higher-margin clients.

The following detailed analysis of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and the 2005 Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2005.

Results Of Operations For The Three and Six Months Ended June 30, 2006 and 2005—Consolidated

Consolidated revenue was $468.4 million and $424.8 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 10.3% during the three months ended June 30, 2006. Consolidated revenue was $907.7 million and $832.5 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 9.0% during the six months ended June 30, 2006.

Consolidated gross profit was $131.0 million and $110.9 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 18.1% during the three months ended June 30, 2006. Consolidated gross margin was 28.0% and 26.1% in the three months ended June 30, 2006 and 2005, respectively.

Consolidated operating expenses were $101.0 million and $91.1 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 10.9% during the three months ended June 30, 2006. General and administrative (“G&A”) expenses, which are included in operating expenses, were $97.0 million and $87.3 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 11.1% during the three months ended

June 30, 2006. Consolidated operating expenses were $193.9 million and $178.4 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 8.7% during the six months ended June 30, 2006. G&A expenses, which are included in operating expenses, were $186.4 million and $170.6 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 9.3% during the six months ended June 30, 2006.

Unallocated corporate expenses, included in consolidated operating expenses, pertain to certain functions such as executive management, accounting, administration, tax, and treasury that are not attributable to our operating units. Unallocated corporate expense was $7.2 million and $6.8 million in the three months ended June 30, 2006 and 2005, respectively, increasing 5.9% during the three months ended June 30, 2006. As a percentage of revenue, unallocated corporate expense was 1.5% and 1.6% for the three months ended June 30, 2006 and 2005, respectively. Unallocated corporate expense was $13.9 million and $13.8 million in the six months ended June 30, 2006 and 2005, respectively, increasing 0.7% during the six months ended June 30, 2006. As a percentage of revenue, unallocated corporate expense was 1.5% and 1.7% for the six months ended June 30, 2006 and 2005, respectively.

Consolidated operating income was $30.0 million and $19.8 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 51.5% during the three months ended June 30, 2006. Operating income as a percentage of revenue was 6.4% and 4.7% for the three months ended June 30, 2006 and 2005, respectively. Consolidated operating income was $54.2 million and $34.4 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 57.6% during the six months ended June 30, 2006. Operating income as a percentage of revenue was 6.0% and 4.1% for the six months ended June 30, 2006 and 2005, respectively.

Consolidated other income, net, was $1.2 million and $682,000 in the three months ended June 30, 2006 and 2005, respectively. Consolidated other income, net, was $2.7 million and $1.3 million in the six months ended June 30, 2006 and 2005, respectively. Other income, net, primarily includes interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility.

The consolidated income tax provision was $12.1 million and $7.4 million in the three months ended June 30, 2006 and 2005, respectively. The effective tax rate was 38.9% and 36.1% in the three months ended June 30, 2006 and 2005, respectively. For the second quarter of 2005, the consolidated income tax provision included $521,000 of tax benefit associated with the settlement of certain state income tax audits. The consolidated income tax provision was $21.9 million and $13.3 million in the six months ended June 30, 2006 and 2005, respectively. The effective tax rate was 38.5% and 37.1% in the six months ended June 30, 2006 and 2005, respectively.

Consolidated net income from operations was $19.0 million and $13.1 million in the three months ended June 30, 2006 and 2005, respectively. Consolidated net income from operations was $35.0 million and $22.5 million in the six months ended June 30, 2006 and 2005, respectively.

Results Of Operations For The Three and Six Months Ended June 30, 2006 and 2005—By Business Segment

Professional Services division

North American Professional Services Segment

Revenue in our North American Professional Services segment was $157.7 million and $131.8 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 19.7% during the three months ended June 30, 2006. North American Professional Acquisitions contributed $12.1 million in revenue in the three months ended June 30, 2006. Revenue in our North American Professional Services segment was $305.0 million and $257.2 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 18.6% during the six months ended June 30, 2006. North American Professional Acquisitions contributed $18.0 million in revenue in the six months ended June 30, 2006. The increase in revenue for the three and six months ended June 30, 2006 was due primarily to the increased demand for our services, and the execution of our acquisition strategy.

Revenue contribution from the North American Professional Services businesses for the three and six months ended June 30, 2006 and 2005 as a percentage of the total North American Professional Services segment revenues were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Entegee	44.1%	46.7%	45.1%	47.0%
Special Counsel	22.0	23.9	22.3	23.2
Accounting Principals	17.1	17.1	17.1	18.0
Soliant Health	16.8	12.3	15.5	11.8

Gross profit in our North American Professional Services segment was $47.4 million and $39.4 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 20.3% during the three months ended June 30, 2006. Gross profit in our North American Professional Services segment was $91.9 million and $75.3 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 22.0% during the six months ended June 30, 2006. North American Professional Acquisitions contributed $3.9 million and $6.0 million in gross profit in the three and six months ended June 30, 2006. Gross margin in our North American Professional Services segment was 30.1% and 29.9% in the three months ended June 30, 2006 and 2005, respectively. The increase in gross margin in the three months ended June 30, 2006 was due to improved margins from the segment’s staffing services. Gross margin in our North American Professional Services segment was 30.1% and 29.3% in the six months ended June 30, 2006 and 2005, respectively. The increase in gross margin in the six months ended June 30, 2006 was due to improved margins from the segment’s staffing services and an increase in direct hire fees. Direct hire fees, which generate a higher margin, increased to 5.7% of the segment’s revenue for the six months ended June 30, 2006, from 5.5% in the year earlier period.

G&A expenses in our North American Professional Services segment were $31.7 million and $27.8 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 14.0% during the three months ended June 30, 2006. As a percentage of revenue, G&A expenses were 20.1% and 21.1% in the three months ended June 30, 2006 and 2005, respectively. G&A expenses in our North American Professional Services segment were $61.7 million and $55.0 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 12.2% during the six months ended June 30, 2006. As a percentage of revenue, G&A expenses were 20.2% and 21.4% in the six months ended June 30, 2006 and 2005, respectively. The increase in G&A expenses for the three and six months ended June 30, 2006 was due primarily to the increase in compensation expense related to the increases in the segment’s revenue and additional G&A expenses from North American Professional Acquisitions.

Operating income was $14.6 million and $10.2 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 43.1% during the three months ended June 30, 2006. Operating income as a percentage of revenue was 9.3% and 7.7% in the three months ended June 30, 2006 and 2005, respectively. Operating income was $27.9 million and $17.4 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 60.3% during the six months ended June 30, 2006. Operating income as a percentage of revenue was 9.1% and 6.8% in the six months ended June 30, 2006 and 2005, respectively.

European Professional Services Segment

Revenue in our European Professional Services segment was $106.3 million and $92.5 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 14.9% during the three months ended June 30, 2006. Revenue in our European Professional Services segment was $204.0 million and $177.1 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 15.2% during the six months ended June 30, 2006. Changes in foreign currency exchange rates reduced revenue by $1.7 million and $9.6 million from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006, respectively. European Professional Acquisitions contributed $7.2 million in revenue in the three and six months ended June 30, 2006. The increase in revenue for the three and six months ended June 30, 2006, was due to the increased demand for our services and the execution of our acquisition strategy.

Gross profit in our European Professional Services segment was $31.6 million and $26.8 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 17.9% during the three months ended June 30, 2006. Gross profit in our European Professional Services segment was $58.5 million and $50.7 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 15.4% during the six months ended June 30, 2006. Changes in foreign currency exchange rates reduced gross profit by $507,000 and $2.8 million from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006, respectively. European Professional Acquisitions contributed $3.5 million of gross profit in the three and six months ended June 30, 2006. Gross margin in our European Professional Services segment was 29.7% and 29.0% in the three months ended June 30, 2006 and 2005, respectively. Gross margin in our European Professional Services segment was 28.7% and 28.6% in the six months ended June 30, 2006 and 2005, respectively. The increase in our gross margin in both the three and six months ended June 30, 2006 was due to an increase in direct hire fees as a percentage of overall revenue. Direct hire fees increased to 9.7% of the segment’s revenue for the three months ended June 30, 2006, from 7.5% in the year earlier period. Direct hire fees increased to 8.4% of the segment’s revenue for the six months ended June 30, 2006, from 7.8% in the year earlier period.

G&A expenses in our European Professional Services segment were $21.9 million and $19.9 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 10.1% during the three months ended June 30, 2006. As a percentage of revenue, G&A expenses were 20.6% and 21.5% in the three months ended June 30, 2006 and 2005, respectively. G&A expenses in our European Professional Services segment were $41.1 million and $37.9 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 8.4% during the six months ended June 30, 2006. As a percentage of revenue, G&A expenses were 20.1% and 21.4% in the six months ended June 30, 2006 and 2005, respectively. The increase in G&A expenses for both the three and six months ended June 30, 2006, was due primarily to the increase in compensation expense related to the increases in the segment’s revenue and the execution of our acquisition strategy.

Operating income was $8.7 million and $6.5 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 33.8% during the three months ended June 30, 2006. Operating income as a percentage of revenue was 8.2% and 7.0% in the three months ended June 30, 2006 and 2005, respectively. Operating income was $15.9 million and $11.9 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 33.6% during the six months ended June 30, 2006. Operating income as a percentage of revenue was 7.8% and 6.7% in the six months ended June 30, 2006 and 2005, respectively.

IT Services division

North American IT Services Segment

Revenue in our North American IT Services segment was $140.7 million and $126.2 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 11.5% during the three months ended June 30, 2006. Revenue in our North American IT Services segment was $272.2 million and $251.7 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 8.1% during the six months ended June 30, 2006. IT Acquisitions contributed $2.0 million and $3.7 million in revenue in the three and six months ended June 30, 2006, respectively. The increase in revenue for the three and six months ended June 30, 2006 was due primarily to increased spending on IT initiatives by our clients.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 83.6% and 85.3% of the segment’s revenue for the three months ended June 30, 2006 and 2005, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit for the North American IT Services segment was $41.9 million and $35.7 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 17.4% during the three months ended June 30, 2006. Gross profit for the North American IT Services segment was $78.0 million and $68.6 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 13.7% during the six months ended June 30, 2006. Gross margin in our North American IT Services segment was 29.8% and 28.3% in the three months ended

June 30, 2006 and 2005, respectively. Gross margin in our North American IT Services segment was 28.7% and 27.3% in the six months ended June 30, 2006 and 2005, respectively. The increase in gross margin for both the three and six months ended June 30, 2006 was due to improved margins from the segment’s staffing services and an increase in direct hire fees. Direct hire fees increased to 1.8% of the segment’s revenue for the three months ended June 30, 2006, from 1.2% in the year earlier period. Direct hire fees increased to 1.5% of the segment’s revenue for the six months ended June 30, 2006, from 0.9% in the year earlier period.

The North American IT Services segment’s G&A expenses were $28.0 million and $25.1 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 11.6% during the three months ended June 30, 2006. As a percentage of revenue, G&A expenses were 19.9% in both the three months ended June 30, 2006 and 2005. The North American IT Services segment’s G&A expenses were $53.7 million and $48.2 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 11.4% during the six months ended June 30, 2006. As a percentage of revenue, G&A expenses were 19.7% and 19.1% in the six months ended June 30, 2006 and 2005, respectively. The increase in the segment’s G&A expenses for the three and six months ended June 30, 2006, was due primarily to the increase in compensation expense related to the increase in revenue.

Operating income was $12.3 million and $9.0 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 36.7% during the three months ended June 30, 2006. Operating income as a percentage of revenue was 8.7% and 7.1% in the three months ended June 30, 2006 and 2005, respectively. Operating income was $21.4 million and $17.0 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 25.9% during the six months ended June 30, 2006. Operating income as a percentage of revenue was 7.9% and 6.8% in the six months ended June 30, 2006 and 2005, respectively.

European IT Services Segment

Revenue in our European IT Services segment was $63.7 million and $74.3 million in the three months ended June 30, 2006 and 2005, respectively, decreasing by 14.3% during the three months ended June 30, 2006. Revenue in our European IT Services segment was $126.6 million and $146.5 million in the six months ended June 30, 2006 and 2005, respectively, decreasing by 13.6% during the six months ended June 30, 2006. Changes in foreign currency exchange rates reduced revenue by $1.0 million and $6.0 million from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006. The decrease in revenue was due to the scaling back of relationships with certain low-margin, high-volume clients.

Gross profit in our European IT Services segment was $10.2 million and $9.1 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 12.1% during the three months ended June 30, 2006. Gross profit in our European IT Services segment was $19.7 million and $18.3 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 7.7% during the six months ended June 30, 2006. Changes in foreign currency exchange rates reduced gross profit by $163,000 and $927,000 from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006. Gross margin in our European IT Services segment was 15.9% and 12.2% in the three months ended June 30, 2006 and 2005, respectively. Gross margin in our European IT Services segment was 15.6% and 12.5% in the six months ended June 30, 2006 and 2005, respectively. The increase in gross margin for both the three and six months ended June 30, 2006 is due primarily to the scaling back of relationships with certain low-margin, high-volume clients in the UK in order to focus on higher-margin clients in both the UK and continental Europe.

G&A expenses in our European IT Services segment were $8.2 million and $7.8 million in the three months ended June 30, 2006 and 2005, respectively, increasing by 5.1% during the three months ended June 30, 2006. As a percentage of revenue, G&A expenses were 12.9% and 10.5% in the three months ended June 30, 2006 and 2005, respectively. G&A expenses in our European IT Services segment were $16.0 million and $15.6 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 2.6% during the six months ended June 30, 2006. As a percentage of revenue, G&A expenses were 12.6% and 10.6% in the six months ended June 30, 2006 and 2005, respectively.

Operating income was $1.6 million and $931,000 in the three months ended June 30, 2006 and 2005, respectively, increasing by 71.9% during the three months ended June 30, 2006. Operating income as a percentage of revenue was 2.5% and 1.3% in the three months ended June 30, 2006 and 2005, respectively. Operating income was $3.0 million and $1.9 million in the six months ended June 30, 2006 and 2005, respectively, increasing by 57.9% during the six months ended June 30, 2006. Operating income as a percentage of revenue was 2.4% and 1.3% in the six months ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Overview

We intend to generate stockholder value through strategic investments in our existing businesses, acquisitions, and stock repurchases as appropriate. Changes to our liquidity have historically been due primarily to the net effect of: (i) funds generated by operations, and stock option exercises; and (ii) funds used for operations, acquisitions, repurchases of common stock and capital expenditures. While there can be no assurance in this regard, we believe that funds provided by operations and our current cash balances will be sufficient to meet our presently anticipated needs for working capital, capital expenditures, repurchases of common stock and acquisitions for at least the next 12 months.

In the six months ended June 30, 2006, $46.8 million of cash used in investing and financing activities exceeded the $34.0 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates. Our net decrease in cash in the six months ended June 30, 2006 was due primarily to cash used for acquisitions and the repurchase of our common stock. In the six months ended June 30, 2005, $33.4 million of cash used in investing activities, financing activities, and the effect of changes in foreign currency exchange rates exceeded the $30.1 million of cash provided from operating activities. Our net decrease of cash in the six months ended June 30, 2005 was due primarily to the repurchase of common stock and capital expenditures. The below table highlights working capital and cash and cash equivalents as of June 30, 2006 and December 31, 2005, respectively:

(dollar amounts in millions)	June 30, 2006	December 31, 2005
Working capital	$293.5	$279.9

Cash and cash equivalents	$130.1	$143.0

Operating cash flows

For the six months ended June 30, 2006 and 2005, we generated $30.4 million and $30.1 million of cash flow from operations, respectively. Cash flow from operations for the six months ended June 30, 2006, includes a $11.7 million outflow from excess tax benefits on share-based awards. Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payment, requires tax benefits resulting from share-based awards in excess of compensation cost recognized to be classified as financing cash flows in the Consolidated Statement of Cash Flows. Prior to our adoption of SFAS 123R on January 1, 2006, tax benefits resulting from share-based awards were classified as operating cash flows.

Investing cash flows

For the six months ended June 30, 2006, we used $38.8 million of cash for investing activities, including $32.2 million, net of cash acquired, for North American Professional and European Professional Acquisitions, and $6.6 million for capital expenditures.

For the six months ended June 30, 2005, we used $4.4 million of cash for investing activities, including $7.2 million for capital expenditures and $878,000 for acquisitions, net of $3.7 million generated from a sale of certain assets within our North American IT Services segment.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, during the remainder of 2006 will be approximately $6.0 million.

Financing cash flows

For the six months ended June 30, 2006, we used $8.0 million of cash from financing activities, consisting primarily of $25.2 million for repurchases of common stock and $7.6 million for the settlement of share-based awards, net of $13.1 million generated from stock option exercises and $11.7 million from excess tax benefits from share-based awards. For the six months ended June 30, 2005, we used $26.2 million of cash for financing activities, consisting primarily of $25.5 million for repurchases of common stock and $1.6 million for repayments on indebtedness, net of $1.1 million generated from stock option exercises.

Our Board of Directors has authorized the repurchase of our common stock. During the second quarter of 2006, we repurchased 1.3 million shares at a cost of $18.7 million. As of July 27, 2006, we have repurchased a total of 10.6 million shares at a cost of $102.4 million under this plan. We anticipate that we will continue to purchase shares in the future as we have approximately $65 million remaining under this authorization as of July 27, 2006.

Indebtedness of the Company

In 2003, we closed on a $150 million revolving credit facility syndicated by a group of leading financial institutions. The credit facility contains certain financial and non-financial covenants relating to our operations, including maintaining certain financial ratios. Repayment, if applicable, of funds borrowed under the credit facility is guaranteed by substantially all of our subsidiaries. The facility matures in November 2006. To date, there have been no borrowings outstanding under this facility, other than $6.9 million of standby letters of credit for certain operational matters.

While there can be no assurance that a new credit facility can be obtained on terms acceptable to us, we expect to enter into a new revolving credit facility during 2006. The size and timing will depend upon our capital needs and the condition of the lending environment at that time.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, and disclosure of tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of initially adopting this interpretation being recorded as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact FIN 48 will have on our financial statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A to our Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006. There were no material changes to our market risk during the three and six months ended June 30, 2006.

Item 4.	Controls And Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There has been no change in our internal control structure over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities (1)

Period (2)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2006 to April 30, 2006	—	$—	—	$46,271,757
May 1, 2006 to May 31, 2006	367,600	$14.95	367,600	$40,775,285
June 1, 2006 to June 30, 2006	905,700	$14.59	905,700	$27,557,310

Total	1,273,300	$14.70	1,273,300	$27,557,310

(1)	In 1999, our Board of Directors authorized the repurchase of up to $65.0 million of MPS common stock. In June 2005 and July 2006, our Board of Directors authorized the repurchase of an additional $65.0 million and $37.5 million of MPS common stock, respectively. During 2004, we repurchased 3.5 million shares of common stock at an average price of $8.91. During 2005, we repurchased 3.8 million shares of common stock at an average price of $9.93. During the six months ended June 30, 2006, we repurchased 1.7 million shares of common stock at an average price of $14.57. The foregoing table sets forth information about the MPS common stock repurchases for the three months ended June 30, 2006. There is no expiration date for these authorizations.
(2)	Based on trade date, not settlement date.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 18, 2006. Proxies were solicited from shareholders of record as of March 31, 2006, and filed on the close of business on April 21, 2006. On March 31, 2006, there were 102,711,904 shares outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, the following proposals were submitted to a shareholder vote:

1.	Approval of a proposal to elect the following individuals as directors of the Company:

Name	For	Withhold Authority
Derek E. Dewan	91,295,552	3,748,955
Timothy D. Payne	93,846,620	1,197,887
Peter J. Tanous	87,256,778	7,787,729
T. Wayne Davis	83,176,747	11,867,760
John R. Kennedy	83,170,805	11,873,702
Michael D. Abney	85,494,333	9,550,174
William M. Issac	88,600,752	6,443,755
Darla D. Moore	88,448,802	6,595,705
Arthur B. Laffer	81,764,508	13,279,999

	For	Against	Abstain	Broker Non-Votes
2. Approval of an increase in the number of shares authorized for issuance under the Company’s amended and restated 2001 employee stock purchase plan:	84,168,159	2,337,608	2,658,222	5,880,518

Item 6.	Exhibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.	Description
10*	MPS Group, Inc. Amended and Restated 2001 Employee Stock Purchase Plan. ^

31.1*	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2*	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1*	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

*	Copy of Exhibit is filed herewith.
^	This Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MPS GROUP, INC.

By:	/s/ ROBERT P. CROUCH
Robert P. Crouch
Senior Vice President, Treasurer, and
Chief Financial Officer
(Principal Financial Officer and
duly authorized signatory)

Date: August 8, 2006