Form 10-Q
period 2006-09-30
MPS GROUP INC
filed 2006-11-08
CIK 924646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of October 27, 2006:

102,478,121 shares of $0.01 par value common stock

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands except share amounts)	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$130,674	$142,951
Accounts receivable, net of allowance of $14,475 and $11,872, respectively	302,118	244,506
Prepaid expenses	9,632	7,131
Deferred income taxes	1,528	5,749
Other	19,923	16,091

Total current assets	463,875	416,428
Furniture, equipment, and leasehold improvements, net	26,801	24,542
Goodwill, net	592,096	545,363
Deferred income taxes	13,265	27,277
Other assets, net	21,310	14,396

Total assets	$1,117,347	$1,028,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$87,151	$65,869
Accrued payroll and related taxes	73,904	58,711
Income taxes payable	7,359	11,989

Total current liabilities	168,414	136,569
Other	18,452	15,397

Total liabilities	186,866	151,966

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 114,615,327 and 111,169,227 shares issued, respectively	1,146	1,112
Additional contributed capital	712,697	687,661
Retained earnings	312,257	257,563
Deferred stock compensation	—	(4,630)
Accumulated other comprehensive income	30,185	11,560
Treasury stock, at cost (12,196,472 and 8,834,114 shares, respectively)	(125,804)	(77,226)

Total stockholders’ equity	930,481	876,040

Total liabilities and stockholders’ equity	$1,117,347	$1,028,006

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands except per share amounts)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue	$483,085	$426,961	$1,390,819	$1,259,506
Cost of revenue	348,559	313,016	1,008,197	932,708

Gross profit	134,526	113,945	382,622	326,798

Operating expenses:
General and administrative	99,795	84,198	286,231	254,754
Depreciation and intangibles amortization	4,064	3,830	11,518	11,683

Total operating expenses	103,859	88,028	297,749	266,437

Income from operations	30,667	25,917	84,873	60,361
Other income, net	1,326	1,355	4,060	2,639

Income before provision for income taxes	31,993	27,272	88,933	63,000
Provision for income taxes	12,317	10,151	34,239	23,419

Net income	$19,676	$17,121	$54,694	$39,581

Basic net income per common share	$0.19	$0.17	$0.54	$0.39

Average common shares outstanding, basic	101,025	100,701	101,595	101,836

Diluted net income per common share	$0.19	$0.16	$0.52	$0.37

Average common shares outstanding, diluted	103,192	105,119	104,428	105,897

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(dollar amounts in thousands except common share amounts)	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Stock Compensation	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2005	111,169,227	$1,112	$687,661	$257,563	$11,560	$(4,630)	$(77,226)	$876,040
Comprehensive income:
Net income	—	—	—	54,694	—	—	—
Foreign currency translation	—	—	—	—	18,625	—	—
Total comprehensive income	—	—	—	—	—	—	—	73,319

Reclassification of deferred stock compensation upon adoption of SFAS 123R	—	—	(4,630)	—	—	4,630	—	—
Excess tax benefit from share-based awards	—	—	11,867	—	—	—	—	11,867
Exercise of stock options	2,212,522	22	13,254	—	—	—	—	13,276
Purchase of treasury stock	—	—	—	—	—	—	(41,019)	(41,019)
Settlement of share-based awards	—	—	—	—	—	—	(7,559)	(7,559)
Issuance of restricted stock	1,309,828	12	(12)	—	—	—	—	—
Cancellation of restricted stock	(76,250)	(0)	0	—	—	—	—	0
Share-based plans expense	—	—	4,557	—	—	—	—	4,557

Balance, September 30, 2006	114,615,327	$1,146	$712,697	$312,257	$30,185	$—	$(125,804)	$930,481

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(dollar amounts in thousands)	2006	2005
Cash flows from operating activities:
Net income	$54,694	$39,581
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	17,354	16,397
Excess tax benefit from share-based awards	(11,825)	—
Share-based plans expense	4,557	2,497
Depreciation and intangibles amortization	11,518	11,683
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(38,384)	(32,220)
Prepaid expenses and other assets	(1,502)	(261)
Accounts payable and accrued expenses	7,570	13,276
Accrued payroll and related taxes	17,488	17,100
Other, net	(3,717)	(957)

Net cash provided by operating activities	57,753	67,096

Cash flows from investing activities:
Sale of assets	—	3,674
Purchase of furniture, equipment and leasehold improvements, net of disposals	(8,888)	(9,317)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(41,919)	(17,096)

Net cash used in investing activities	(50,807)	(22,739)

Cash flows from financing activities:
Excess tax benefit from share-based awards	11,825	—
Settlement of share-based awards	(7,559)	—
Repurchases of common stock	(41,019)	(29,545)
Discount realized on employee stock purchase plan	—	(477)
Proceeds from stock options exercised	13,276	4,547
Repayments on indebtedness	—	(2,203)

Net cash used in financing activities	(23,477)	(27,678)

Effect of exchange rate changes on cash and cash equivalents	4,254	(3,281)
Net increase (decrease) in cash and cash equivalents	(12,277)	13,398
Cash and cash equivalents, beginning of period	142,951	106,497

Cash and cash equivalents, end of period	$130,674	$119,895

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands except per share amounts)

1. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by MPS Group, Inc. (“MPS”, “we”, “us”, or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2005.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF Issue No. 06-3 allows companies to present in their statements of operations any taxes assessed by a governmental authority that are directly imposed on and concurrent with revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenue and cost of revenue) or a net (excluded from revenue) basis. The provisions of this standard are effective for fiscal years beginning after December 15, 2006. We present these transactions on a net basis and intend to continue this presentation in the future. Therefore, management expects the adoption of this standard to have no impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, and disclosure of tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of initially adopting this interpretation being recorded as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance provided in previous accounting pronouncements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year. We are currently evaluating the impact of SFAS 157, but management does not expect the adoption of SFAS 157 to have a material effect on our consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance which is meant to eliminate the diversity of practice in quantifying identified misstatements by putting forward a single quantification framework to be used by all public companies. The provisions of SAB 108 are effective for fiscal years ending on or after November 15, 2006. Management does not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

In September 2006, the FASB ratified EITF Issue 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”). EITF 06-5 provides guidance meant to eliminate the diversity in the calculation of the asset defined as the amount that could be realized under the insurance contract. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006, and are required to be affected through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. We are currently evaluating the impact of EITF 06-5, but management does not expect the adoption of EITF 06-5 to have a material impact on our consolidated financial statements.

2. Share-Based Compensation

We have the following share-based compensation plans for employees and directors:

Incentive Employee Stock Plan

Under our 2004 Equity Incentive Plan (“Employee Plan”), which replaced the Amended and Restated 1995 Stock Option Plan (“1995 Plan”), participants may be granted stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, and performance shares. The total number of shares available for award under the Employee Plan as of September 30, 2006 was 2.6 million, plus lapsed or cancelled awards or options from grants outstanding under the 1995 Plan at the time of shareholder approval of the Employee Plan. The Employee Plan, among other things, requires the exercise price of nonqualified stock options to not be less than 100% of the fair market value of the stock on the date the option is granted, and defines a director in accordance with Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and with Section 162(m) of the Internal Revenue Code of 1986, as amended. The Employee Plan prohibits the Company from reducing the exercise price of outstanding options (repricing) without first receiving shareholder approval.

Non-Employee Director Stock Plan

Under our 2004 Non-Employee Director Equity Incentive Plan (“Director Plan”), which replaced the Amended and Restated Non-Employee Director Stock Option Plan (“Prior Director Plan”), non-employee directors may be granted stock options, stock appreciation rights, restricted stock, and restricted stock units. The total number of shares that may be awarded under the Director Plan as of September 30, 2006 was 170,000, plus lapsed or cancelled awards or options from grants outstanding under the Prior Director Plan at the time of shareholder approval of the Director Plan. The Director Plan awards each non-employee director an option to purchase 60,000 shares at an exercise price equal to the fair market value at the date of the grant upon election to the Board, which becomes exercisable ratably over a five-year period. In addition, the Director Plan provides for an annual issuance of non-qualified options to purchase 20,000 shares to each director, upon reelection, at an exercise price equal to the fair market value at the date of grant, which become exercisable ratably over a three-year period. The Director Plan provides that such formulaic awards cease upon the director

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

accruing 100,000 options. Options expire ten years from the date of the grant. The Director Plan also allows for the grant of additional options to non-employee directors from time to time as the Board determines in its discretion as well as the substitution of one option with one-half of a share of restricted stock.

Historically, the majority of our share-based compensation awards were granted in restricted stock, non-qualified stock options, and incentive stock options. Most recently, we have utilized restricted stock for share-based compensation awards. For the three months ended September 30, 2006, we recognized an expense of $0.01 per basic and diluted common share related to share-based compensation, comprised of $1.8 million of compensation expense, primarily from restricted stock, net of a $667,000 income tax benefit. For the nine months ended September 30, 2006, we recognized an expense of $0.03 per basic and diluted common share related to share-based compensation, comprised of $4.9 million of compensation expense, primarily from restricted stock, net of a $1.8 million income tax benefit. This compensation expense is included in the general and administrative expense line item on our Condensed Consolidated Statements of Operations.

Prior to January 1, 2006, we accounted for share-based awards in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related implementation guidance. No compensation cost was reflected in our Consolidated Statements of Operations for stock options as all stock options granted had an exercise price equal to the fair market value of our underlying common stock on the date of grant. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment. We elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006. Under this transition method, compensation cost recognized in the first, second and third quarters of 2006 includes the applicable amounts of: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation and previously presented in pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R). At January 1, 2006, the unvested portion of stock options granted prior to January 1, 2006 was $486,000 and will be expensed through 2007. In addition, we are required to comply with the following provisions of SFAS 123R:

•	Forfeiture rate—SFAS 123R requires the recognition of expense only for awards that will eventually vest. The provision requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. Our forfeiture rates were based mainly upon historical share-based compensation cancellations. The estimated forfeiture rates resulted in an immaterial adjustment to current unvested awards as of January 1, 2006.

•	Tax benefits—SFAS 123R requires tax benefits resulting from share-based awards in excess of compensation cost recognized to be classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123R, tax benefits resulting from share-based awards were classified as operating cash flows.

•	Tax windfall pool—SFAS 123R requires companies to calculate a cumulative pool of tax windfalls, offset by tax shortfalls using historical data from the original implementation date of SFAS 123. We utilized the short form method to calculate the transitional cumulative tax pool. In addition, we have calculated a tax windfall pool as of September 30, 2006; therefore, any future tax shortfalls related to share-based awards will be charged against additional paid-in capital up to the amount of our windfall pool.

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

Compensation expense recognized in the Condensed Consolidated Statements of Operations for stock options was $84,000 and $291,000 in the three and nine months ended September 30, 2006, respectively. A summary of our stock options as of September 30, 2006 is presented below:

	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Total Intrinsic Value (000s)
Outstanding at December 31, 2005	8,074	$7.43
Granted	—	$—
Forfeited	(121)	$11.30
Exercised	(1,171)	$6.81		$9,783

Outstanding at March 31, 2006	6,782	$7.51	6.77	$53,470
Granted	—	$—
Forfeited	(66)	$7.09
Exercised	(1,006)	$5.06		$11,249

Outstanding at June 30, 2006	5,710	$7.94	6.73	$41,286
Granted	—	$—
Forfeited	(14)	$11.45
Exercised	(36)	$5.81		$305

Outstanding at September 30, 2006	5,660	$7.95	6.49	$41,182

Options exercisable at September 30, 2006	5,534	$7.92	6.47	$40,415

As of September 30, 2006, there was $196,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately nine months. For the third quarter of 2006, cash received and the total tax benefit from the exercise of stock options was $207,000 and $109,000, respectively. In the nine months ended September 30, 2006, cash received and the total tax benefit from the exercise of stock options was $13.3 million and $7.7 million, respectively. In addition during the nine months ended September 30, 2006, $2.0 million of cash was used for minimum statutory withholding requirements upon net settlement of employee stock option exercises.

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

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

Compensation expense recognized in the Consolidated Statements of Operations for restricted stock was $1.7 million and $886,000 in the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, compensation expense recognized for restricted stock was $4.3 million and $2.5 million, respectively. A summary of our restricted stock as of September 30, 2006 is presented below:

	Shares (000s)	Weighted Average Fair Value at Grant	Fair Value (000s)
Outstanding at December 31, 2005	1,746	$7.28
Granted	145	$14.35
Forfeited	(31)	$13.01
Vested	(1,020)	$4.50	$15,984

Outstanding at March 31, 2006	840	$11.67
Granted	1,153	$16.55
Forfeited	(13)	$13.55
Vested	—	$—	$—
Outstanding at June 30, 2006	1,980	$14.50
Granted	12	$13.79
Forfeited	(33)	$13.75
Vested	—	$—	$—

Outstanding at September 30, 2006	1,959	$14.51

As of September 30, 2006, there was $19.5 million of unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 3 years. For the nine months ended September, 2006, the total tax benefit generated from vested restricted stock was $5.9 million. In addition, $5.5 million of cash was used for minimum statutory withholding requirements upon net settlement of employee restricted stock exercises.

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

(dollar amounts in thousands except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income
As reported	$17,121	$39,581
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(181)	(9,720)

Pro forma	$16,940	$29,861

Basic net income per common share
As reported	$0.17	$0.39
Pro forma	$0.17	$0.29
Diluted net income per common share
As reported	$0.16	$0.37
Pro forma	$0.16	$0.28

The fair value of options granted in the nine months ended September 30, 2005 was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.8%; expected volatility of 70%; and expected lives of 5 years. The weighted average fair value of options granted in the nine months ended September 30, 2005 was $5.41 per share.

3. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands except per share amounts)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Basic income per common share computation:
Net income	$19,676	$17,121	$54,694	$39,581

Basic average common shares outstanding	101,025	100,701	101,595	101,836
Incremental shares from assumed exercise of stock options and restricted stock awards	2,167	4,418	2,833	4,061

Diluted average common shares outstanding	103,192	105,119	104,428	105,897

Basic net income per common share	$0.19	$0.17	$0.54	$0.39

Diluted net income per common share	$0.19	$0.16	$0.52	$0.37

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

Options to purchase approximately 197,000 and 597,000 shares of common stock that were outstanding during the three months ended September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares. For the nine months ended September 30, 2006 and 2005, options to purchase approximately 164,000 and 963,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the aforementioned reason.

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

We have four reportable segments: North American Professional Services, European Professional Services, North American Information Technology (“IT”) Services, and European IT Services. Our reportable segments offer different services, have different client bases, experience differing economic characteristics, and are managed separately as each requires different resources and marketing strategies. The North American Professional Services segment provides specialized staffing and recruiting in the disciplines of accounting, finance, law, engineering and healthcare in North America. The European Professional Services segment provides specialized staffing and recruiting for accounting, financial services, legal, human resources, not-for-profit and public-sector positions in Europe, principally in the United Kingdom. The North American IT Services segment offers value-added solutions such as IT project support and staffing, recruitment of full-time positions, project-based solutions, workforce solutions, on-site recruiting support, IT strategy consulting, design and branding, application development, and integration in North America. The European IT Services segment provides value-added solutions such as IT project support and staffing, and recruitment of full-time positions, specialized staffing and solutions in Europe, principally in the United Kingdom.

Our North American Professional Services segment’s results for 2006 include the results from the acquisitions of two health care staffing businesses acquired in September 2005 and March 2006, and two accounting and finance businesses acquired in September 2005 and February 2006.

Our North American IT Services segment’s results for 2006 include the results from the acquisitions of two IT solutions businesses acquired in July and September 2005 and one workforce solutions business acquired in August 2006. The accounting and finance business and the IT solutions business acquired in September 2005 were part of the same acquisition.

Our European Professional Services segment’s results for 2006 include the results from one permanent placement business acquired in March 2006 and one temporary and permanent placement business acquired in June 2006.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

Our European IT Services segment’s results for 2006 include the results from one IT services business acquired in August 2006.

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

In addition, we do not report total assets by segment. No one customer represents more than 5% of our overall revenue, and as a result, we do not believe we have a material reliance on any one customer. The following tables summarize performance, identifiable assets, and long-lived assets by segment and revenue by geographic location:

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue
North American Professional Services	$158,516	$139,390	$463,468	$396,565
European Professional Services	111,985	94,455	315,986	271,580
North American IT Services	143,998	127,602	416,227	379,327
European IT Services	68,586	65,514	195,138	212,034

Total revenue	$483,085	$426,961	$1,390,819	$1,259,506

Gross profit
North American Professional Services	$49,036	$41,856	$140,914	$117,121
European Professional Services	32,406	27,314	90,928	77,986
North American IT Services	41,853	36,059	119,896	104,692
European IT Services	11,231	8,716	30,884	26,999

Total gross profit	$134,526	$113,945	$382,622	$326,798

Income from operations before provision for income taxes
North American Professional Services	$15,756	$12,607	$43,628	$30,039
European Professional Services	8,630	8,188	24,518	20,043
North American IT Services	11,871	9,551	33,257	26,547
European IT Services	1,570	1,629	4,575	3,565

	37,827	31,975	105,978	80,194
Corporate expenses (1)	(7,160)	(6,058)	(21,105)	(19,833)
Other income, net	1,326	1,355	4,060	2,639

Total income from operations before provision for income taxes	$31,993	$27,272	$88,933	$63,000

Geographic Areas
Revenue
North America	$302,514	$266,992	$879,695	$775,892
Europe	180,571	159,969	511,124	483,614

Total revenue	$483,085	$426,961	$1,390,819	$1,259,506

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

(dollar amounts in thousands)	September 30, 2006	December 31, 2005
Accounts receivable, net
North American Professional Services	$90,324	$75,783
European Professional Services	54,537	42,237
North American IT Services	106,661	89,155
European IT Services	50,596	37,331

Total accounts receivable, net	$302,118	$244,506

Long-lived assets
North American Professional Services	$178,576	$166,319
European Professional Services	135,156	108,210
North American IT Services	260,998	255,506
European IT Services	39,719	35,421

	614,449	565,456
Corporate	4,448	4,449

Total long-lived assets	$618,897	$569,905

6. Comprehensive Income

We disclose other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income	$19,676	$17,121	$54,694	$39,581
Unrealized gain (loss) on foreign currency translation adjustments (1)	1,837	(1,420)	18,625	(7,946)

Comprehensive income	$21,513	$15,701	$73,319	$31,635

(1)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

7. Business Combinations

For the nine months ended September 30, 2006, we acquired an accounting and finance business, Garelli Wong, the pharmacy staffing services unit of Cardinal Health, Inc., a permanent placement business, Chronos International, a temporary and permanent placement business, Corinthe Holding BV, a workforce solutions business, Integrated Performance Systems, and an IT services business, Net Logic. Purchase consideration totaled $48.9 million, of which $43.9 million was paid in cash at closing.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

8. Goodwill And Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for 2006 are as follows:

	Professional Services		IT Services
(dollar amounts in thousands)	North America	Europe	North America	Europe	Total
Balance as of December 31, 2005	$163,649	$104,547	$246,914	$30,253	$545,363
Acquisitions	11,606	15,974	4,688	2,871	35,139
Effect of foreign currency exchange rates	—	10,192	—	1,402	11,594

Balance as of September 30, 2006	$175,255	$130,713	$251,602	$34,526	$592,096

We allocated the purchase price of acquisitions in accordance with SFAS No. 141, Business Combinations. At September 30, 2006 and December 31, 2005, there was $7.1 million and $2.6 million, respectively, of identifiable intangible assets on our Condensed Consolidated Balance Sheets relating to our acquisitions. Identifiable intangible assets relate to both the existing value of the target’s customer relationships at the date of the acquisition and trade names, if applicable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “our”, “us”, “MPS” or the “Company” in this Quarterly Report on Form 10-Q refer to MPS Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions described elsewhere and may be affected by other factors, including, but not limited to: fluctuations in the economies and financial markets in the U.S. and foreign countries where we do business and in our industry segments in particular; industry trends toward consolidating vendor lists; the demand for our services, including the impact of changes in utilization rates; consolidation or bankruptcy of major customers; the effect of competition, including our ability to expand into new markets and to remain profitable or maintain profit margins in the face of pricing pressures; our ability to retain significant existing customers or obtain new customers; our ability to recruit, place and retain consultants and professional employees; our ability to identify and complete acquisition targets and to successfully integrate acquired operations into the Company; possible changes in governmental laws and regulations affecting our operations, including possible changes to laws and regulations relating to benefits for consultants and temporary personnel, and possible increased regulation of the employer-employee relationship; employment-related claims, costs, and other litigation matters; adjustments during periodic tax audits; litigation relating to prior and current transactions and activities; fluctuations in interest rates or foreign currency exchange rates; loss of key employees; fluctuations in the price of our common stock due to actual or anticipated changes in quarterly operating results, financial estimates, statements by securities analysts, and other events; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. In some cases, you can identify forward-looking statements by terminology such as: “will,” “may,” “should,” “could,” “expects,” “intends,” “plans,” “hopes,” “indicates,” “projects,” “can,” “anticipates,” “perhaps,” “believes,” “estimates,” “appears,” “predicts,” “potential,” “continues,” “would,” or “become,” or other comparable terminology or the negative of these terms or other comparable terminology. Readers are urged to review and consider the matters discussed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2005 and any discussion of risks or uncertainties in subsequent filings with the Securities and Exchange Commission.

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

Executive Summary

We are a leading provider of business services with over 205 offices throughout the United States, Canada, the United Kingdom, and continental Europe. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines, through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark® , Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Health Care	Soliant Health®
Work Force Automation	Beeline®

For the quarter ended September 30, 2006, our consolidated revenue increased 13% and our consolidated operating income increased 18% compared to the third quarter of the prior year. Revenue from our Professional Services businesses and businesses within our North American IT Services segment increased 16% and 13%, respectively, compared to the third quarter of 2005. We believe this growth was attributable to the performance of our sales and recruiting staff, acquisitions, and favorable macroeconomic conditions in both the United States and abroad. Revenue growth in our European IT Services segment was limited as we scaled back relationships with certain low-margin, high-volume clients in order to focus on higher margin business. This effort resulted in a 310 basis point increase in our European IT Services segment gross margin compared to the third quarter of 2005. We believe we have a foundation for future revenue growth with $131 million of cash on hand at quarter end, a $150 million credit facility with no outstanding borrowings, no long-term debt, and working capital of $295 million. For the fourth quarter of 2006, we continue to believe we will experience future revenue growth. However, our revenue will be affected by the annual seasonal impact of holidays, which results in fewer effective billing days as compared to the third quarter, and by general macroeconomic conditions.

We target potential acquisitions that will either increase the geographic presence of our businesses or offer complementary service offerings. During the second half of 2005 and through September 30, 2006, we acquired four businesses for our North American Professional Services segment (together, the “North American Professional Acquisitions”): two health care staffing businesses in September 2005 and March 2006; and two accounting and finance staffing businesses in September 2005 and February 2006. We acquired two IT solutions businesses and one workforce solutions business for our North American IT Services segment (together, the “North American IT Acquisitions”), in July and September 2005 and August 2006. We acquired two businesses for our European Professional Services segment in March and June 2006 (together, the “European Professional Acquisitions”). We acquired one IT services businesses for our European IT Services segment (the “European IT Acquisition”), in August 2006.

We continue to believe that long-term opportunities for growth in the professional services market are more robust than in the IT services market, and as a result, continue to diversify our revenue base. Revenue from our Professional Services division represented 56% of consolidated revenue in the first nine months of 2006, compared to 53% in the first nine months of 2005.

We continue to look for opportunities to increase gross margin along with increasing operating leverage within each segment. We were able to increase our staffing gross margin 40 basis points to 23.8% in the third quarter of 2006 from 23.4% in the year earlier period. Specifically within the European IT Services segment, our lowest gross margin segment, we are realizing the positive gross margin impact from scaling back relationships with certain low-margin, high-volume clients in order to focus on higher-margin business. As we review gross margin trends for the nine months ended September 30, 2006, gross margin has been aided by the percentage of revenue attributable to direct hire fees within each segment. Direct hire fees now represent 5.4% of revenue, up from 4.3% in the year earlier period. In addition, the staffing gross margins have been increasing in our North American Professional Services segment and our European IT Services segment, while decreasing slightly in our North American IT Services segment and our European Professional Services segment.

The following detailed analysis of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and the 2005 Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2005.

Results Of Operations For The Three and Nine Months Ended September 30, 2006 and 2005—Consolidated

Consolidated revenue was $483.1 million and $427.0 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 13.1% for the three months ended September 30, 2006. Consolidated revenue was $1,390.8 million and $1,259.5 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 10.4% for the nine months ended September 30, 2006.

Consolidated gross profit was $134.5 million and $113.9 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 18.1% for the three months ended September 30, 2006. Consolidated gross margin was 27.8% and 26.7% in the three months ended September 30, 2006 and 2005, respectively. Consolidated gross profit was $382.6 million and $326.8 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 17.1% for the nine months ended September 30, 2006. Consolidated gross margin was 27.5% and 25.9% in the nine months ended September 30, 2006 and 2005, respectively.

Consolidated operating expenses were $103.9 million and $88.0 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 18.1% for the three months ended September 30, 2006. General and administrative (“G&A”) expenses, which are included in operating expenses, were $99.8 million and $84.2 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 18.5% for the three months ended September 30, 2006. Consolidated operating expenses were $297.7 million and $266.4 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 11.7% for the nine months ended September 30, 2006. G&A expenses, which are included in operating expenses, were $286.2 million and $254.8 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 12.3% for the nine months ended September 30, 2006.

Unallocated corporate expenses, included in consolidated operating expenses, pertain to certain functions such as executive management, accounting, administration, tax, and treasury that are not attributable to our operating units. Unallocated corporate expense was $7.2 million and $6.1 million in the three months ended September 30, 2006 and 2005, respectively, increasing 18.0% for the three months ended September 30, 2006. As a percentage of revenue, unallocated corporate expense was 1.5% and 1.4% for the three months ended September 30, 2006 and 2005, respectively. Unallocated corporate expense was $21.1 million and $19.8 million in the nine months ended September 30, 2006 and 2005, respectively, increasing 6.6% for the nine months ended September 30, 2006. As a percentage of revenue, unallocated corporate expense was 1.5% and 1.6% for the nine months ended September 30, 2006 and 2005, respectively.

Consolidated operating income was $30.7 million and $25.9 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 18.5% for the three months ended September 30, 2006. Operating income as a percentage of revenue was 6.4% and 6.1% for the three months ended September 30, 2006 and 2005, respectively. Consolidated operating income was $84.9 million and $60.4 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 40.6% for the nine months ended September 30, 2006. Operating income as a percentage of revenue was 6.1% and 4.8% for the nine months ended September 30, 2006 and 2005, respectively.

Consolidated other income, net, was $1.3 million and $1.4 million in the three months ended September 30, 2006 and 2005, respectively. Consolidated other income, net, was $4.1 million and $2.6 million in the nine months ended September 30, 2006 and 2005, respectively. Other income, net, primarily includes interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility.

The consolidated income tax provision was $12.3 million and $10.2 million in the three months ended September 30, 2006 and 2005, respectively. The effective tax rate was 38.5% and 37.2% in the three months ended September 30, 2006 and 2005, respectively. The consolidated income tax provision was $34.2 million and $23.4 million in the nine months ended September 30, 2006 and 2005, respectively. The effective tax rate was 38.5% and 37.2% in the nine months ended September 30, 2006 and 2005, respectively. The consolidated income tax provision for the nine months ended September 30, 2005 included $521,000 of tax benefits associated with the settlement of certain state income tax audits.

Consolidated net income from operations was $19.7 million and $17.1 million in the three months ended September 30, 2006 and 2005, respectively. Consolidated net income from operations was $54.7 million and $39.6 million in the nine months ended September 30, 2006 and 2005, respectively.

Results Of Operations For The Three and Nine Months Ended September 30, 2006 and 2005— By Business Segment

Professional Services division

North American Professional Services Segment

Revenue in our North American Professional Services segment was $158.5 million and $139.4 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 13.7% for the three months ended September 30, 2006. North American Professional Acquisitions contributed $8.0 million in revenue in the three months ended September 30, 2006. Revenue in our North American Professional Services segment was $463.5 million and $396.6 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 16.9% for the nine months ended September 30, 2006. North American Professional Acquisitions contributed $26.3 million in revenue in the nine months ended September 30, 2006. The increase in revenue for the three and nine months ended September 30, 2006 was due primarily to the increased demand for our services, and the execution of our acquisition strategy.

Revenue contribution from the North American Professional Services businesses for the three and nine months ended September 30, 2006 and 2005 as a percentage of the total North American Professional Services segment revenues were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Entegee	44.9%	44.7%	45.0%	46.2%
Special Counsel	22.4	25.7	22.4	24.1
Accounting Principals	17.3	16.8	17.2	17.6
Soliant Health	15.4	12.8	15.4	12.1

Gross profit in our North American Professional Services segment was $49.0 million and $41.9 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 16.9% for the three months ended September 30, 2006. Gross profit in our North American Professional Services segment was $140.9 million and $117.1 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 20.3% for the nine months ended September 30, 2006. North American Professional Acquisitions contributed $2.3 million and $8.4 million in gross profit in the three and nine months ended September 30, 2006. Gross margin in our North American Professional Services segment was 30.9% and 30.1% in the three months ended September 30, 2006 and 2005, respectively. The increase in gross margin in the three months ended September 30, 2006 was due primarily to an increased level of direct hire revenue and to a lesser extent to improved margins from the segment’s staffing services. Direct hire fees, which generate a higher margin, increased to 6.9% of the segment’s revenue for the three months ended September 30, 2006, from 5.8% in the year earlier period. Gross margin in our North American Professional Services segment was 30.4% and 29.5% in the nine months ended September 30, 2006 and 2005, respectively. The increase in gross margin in the nine months ended September 30, 2006 was due to improved margins from the segment’s staffing services and an increase in direct hire fees. Direct hire fees increased to 6.1% of the segment’s revenue for the nine months ended September 30, 2006, from 5.6% in the year earlier period.

G&A expenses in our North American Professional Services segment were $32.1 million and $28.0 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 14.6% for the three months ended September 30, 2006. As a percentage of revenue, G&A expenses were 20.3% and 20.1% in the three months ended September 30, 2006 and 2005, respectively. G&A expenses in our North American Professional Services segment were $93.7 million and $83.0 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 12.9% for the nine months ended September 30, 2006. As a percentage of revenue, G&A expenses were 20.2% and 20.9% in the nine months ended September 30, 2006 and 2005, respectively. The increase in G&A expenses for the three and nine months ended September 30, 2006 was due primarily to the increase in compensation expense related to the increases in the segment’s revenue and additional G&A expenses from the North American Professional Acquisitions.

Operating income was $15.8 million and $12.6 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 25.4% for the three months ended September 30, 2006. Operating income as a percentage of revenue was 10.0% and 9.0% in the three months ended September 30, 2006 and 2005, respectively. Operating income was $43.6 million and $30.0 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 45.3% for the nine months ended September 30, 2006. Operating income as a percentage of revenue was 9.4% and 7.6% in the nine months ended September 30, 2006 and 2005, respectively.

European Professional Services Segment

Revenue in our European Professional Services segment was $112.0 million and $94.5 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 18.5% for the three months ended September 30, 2006. Revenue in our European Professional Services segment was $316.0 million and $271.6 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 16.3% for the nine months ended September 30, 2006. Changes in foreign currency exchange rates increased revenue by $5.4 million and reduced revenue by $4.6 million from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006, respectively. European Professional Acquisitions contributed $6.9 million and $14.1 million in revenue in the three and nine months ended September 30, 2006, respectively. The increase in revenue for the three and nine months ended September 30, 2006, was due to the execution of our acquisition strategy, and the increased demand for our services.

Gross profit in our European Professional Services segment was $32.4 million and $27.3 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 18.7% for the three months ended September 30, 2006. Gross profit in our European Professional Services segment was $90.9 million and $78.0 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 16.5% for the nine months ended September 30, 2006. Changes in foreign currency exchange rates increased gross profit by $1.6 million and reduced gross profit by $1.3 million from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006, respectively. European Professional Acquisitions contributed $3.2 million and $6.7 million of gross profit in the three and nine months ended September 30, 2006, respectively. Gross margin in our European Professional Services segment was 28.9% in both the three months ended September 30, 2006 and 2005. Gross margin in our European Professional Services segment was 28.8% and 28.7% in the nine months ended September 30, 2006 and 2005, respectively.

G&A expenses in our European Professional Services segment were $23.1 million and $18.7 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 23.5% for the three months ended September 30, 2006. As a percentage of revenue, G&A expenses were 20.6% and 19.8% in the three months ended September 30, 2006 and 2005, respectively. G&A expenses in our European Professional Services segment were $64.3 million and $56.5 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 13.8% for the nine months ended September 30, 2006. As a percentage of revenue, G&A expenses were 20.3% and 20.8% in the nine months ended September 30, 2006 and 2005, respectively. The increase in G&A expenses for both the three and nine months ended September 30, 2006, was due primarily to the increase in compensation expense related to the increases in the segment’s revenue and additional G&A expenses from the European Professional Acquisitions.

Operating income was $8.6 million and $8.2 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 4.9% for the three months ended September 30, 2006. Operating income as a percentage of revenue was 7.7% and 8.7% in the three months ended September 30, 2006 and 2005, respectively. Operating income was $24.5 million and $20.0 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 22.5% for the nine months ended September 30, 2006. Operating income as a percentage of revenue was 7.8% and 7.4% in the nine months ended September 30, 2006 and 2005, respectively.

IT Services division

North American IT Services Segment

Revenue in our North American IT Services segment was $144.0 million and $127.6 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 12.9% for the three months ended September 30, 2006. Revenue in our North American IT Services segment was $416.2 million and $379.3 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 9.7% for the nine months ended September 30, 2006. North American IT Acquisitions contributed $1.7 million and $5.4 million in revenue in the three and nine months ended September 30, 2006, respectively. The increase in revenue for the three and nine months ended September 30, 2006 was due primarily to increased spending on IT initiatives by our clients and our investment in additional sales and recruiting personnel.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 83.5% and 85.1% of the segment’s revenue for the three months ended September 30, 2006 and 2005, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit for the North American IT Services segment was $41.9 million and $36.1 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 16.1% for the three months ended September 30, 2006. Gross profit for the North American IT Services segment was $119.9 million and $104.7 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 14.5% for the nine months ended September 30, 2006. North American IT Acquisitions contributed $881,000 and $1.6 million in gross profit in the three and nine months ended September 30, 2006. Gross margin in our North American IT Services segment was 29.1% and 28.3% in the three months ended September 30, 2006 and 2005, respectively. Gross margin in our North American IT Services segment was 28.8% and 27.6% in the nine months ended September 30, 2006 and 2005, respectively. The increase in gross margin for both the three and nine months ended September 30, 2006 was due to improved margins from the segment’s staffing services and an increase in direct hire fees. Direct hire fees increased to 1.9% of the segment’s revenue for the three months ended September 30, 2006, from 1.4% in the year earlier period. Direct hire fees increased to 1.6% of the segment’s revenue for the nine months ended September 30, 2006, from 1.1% in the year earlier period.

The North American IT Services segment’s G&A expenses were $28.4 million and $24.8 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 14.5% for the three months ended September 30, 2006. As a percentage of revenue, G&A expenses were 19.7% and 19.4% in the three months ended September 30, 2006 and 2005, respectively. The North American IT Services segment’s G&A expenses were $82.1 million and $73.0 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 12.5% for the nine months ended September 30, 2006. As a percentage of revenue, G&A expenses were 19.7% and 19.2% in the nine months ended September 30, 2006 and 2005, respectively. The increase in the segment’s G&A expenses for the three and nine months ended September 30, 2006, was due primarily to the increase in compensation expense related to the increases in the segment’s revenue and our investment in additional sales and recruiting personnel.

Operating income was $11.9 million and $9.6 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 24.0% for the three months ended September 30, 2006. Operating income as a percentage of revenue was 8.3% and 7.5% in the three months ended September 30, 2006 and 2005, respectively. Operating income was $33.3 million and $26.5 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 25.7% for the nine months ended September 30, 2006. Operating income as a percentage of revenue was 8.0% and 7.0% in the nine months ended September 30, 2006 and 2005, respectively.

European IT Services Segment

Revenue in our European IT Services segment was $68.6 million and $65.5 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 4.7% for the three months ended September 30, 2006. Revenue in our European IT Services segment was $195.1 million and $212.0 million in the nine months ended September 30, 2006 and 2005, respectively, decreasing by 8.0% for the nine months ended September 30, 2006. The European IT Acquisition contributed $1.1 million in revenue in both the three and nine months ended September 30, 2006. Changes in foreign currency exchange rates increased revenue by $3.3 million and reduced revenue by $2.8 million from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006. The decrease in revenue for the nine months ended September 30, 2006 was due to the scaling back of relationships with certain low-margin, high-volume clients.

Gross profit in our European IT Services segment was $11.2 million and $8.7 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 28.7% for the three months ended September 30, 2006. Gross profit in our European IT Services segment was $30.9 million and $27.0 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 14.4% for the nine months ended September 30, 2006. The European IT Acquisition contributed $324,000 in gross profit in both the three and nine months ended September 30, 2006. Changes in foreign currency exchange rates increased gross profit by $538,000 and reduced gross profit by $447,000 from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006. Gross margin in our European IT Services segment was 16.3% and 13.3% in the three months ended September 30, 2006 and 2005, respectively. Gross margin in our European IT Services segment was 15.8% and 12.7% in the nine months ended September 30, 2006 and 2005, respectively. The increase in gross margin for both the three and nine months ended September 30, 2006 is due primarily to the scaling back of relationships with certain low-margin, high-volume clients in the United Kingdom in order to focus on higher-margin clients in both the United Kingdom and continental Europe.

G&A expenses in our European IT Services segment were $9.0 million and $6.7 million in the three months ended September 30, 2006 and 2005, respectively, increasing by 34.3% for the three months ended September 30, 2006. As a percentage of revenue, G&A expenses were 13.1% and 10.2% in the three months ended September 30, 2006 and 2005, respectively. G&A expenses in our European IT Services segment were $25.0 million and $22.4 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 11.6% for the nine months ended September 30, 2006. As a percentage of revenue, G&A expenses were 12.8% and 10.6% in the nine months ended September 30, 2006 and 2005, respectively. The increase in G&A expenses for the three and nine months ended September 30, 2006 was due primarily to the increase in compensation expense related to the increases in the segment’s gross profit and additional G&A expenses from the European IT Acquisition.

Operating income was $1.6 million in both the three months ended September 30, 2006 and 2005. Operating income as a percentage of revenue was 2.3% and 2.4% in the three months ended September 30, 2006 and 2005, respectively. Operating income was $4.6 million and $3.6 million in the nine months ended September 30, 2006 and 2005, respectively, increasing by 27.8% for the nine months ended September 30, 2006. Operating income as a percentage of revenue was 2.4% and 1.7% in the nine months ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Overview

We intend to generate stockholder value through strategic investments in our existing businesses, acquisitions, and stock repurchases, as appropriate. Changes to our liquidity have historically been due primarily to the net effect of: (i) funds generated by operations, and stock option exercises; and (ii) funds used for operations, acquisitions, repurchases of common stock and capital expenditures. While there can be no assurances in this regard, we believe that funds provided by operations and our current cash balances will be sufficient to meet our presently anticipated needs for working capital, capital expenditures, repurchases of common stock and acquisitions for at least the next 12 months.

In the nine months ended September 30, 2006, $74.3 million of cash used in investing and financing activities exceeded the $62.0 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates. Our net decrease in cash in the nine months ended September 30, 2006 was due primarily to cash used for acquisitions and repurchases of our common stock. In the nine months ended September 30, 2005, $67.1 million of cash provided from operating activities exceeded the $53.7 million of cash used in investing activities, financing activities, and the effect of changes in foreign currency exchange rates. Our net increase of cash in the nine months ended September 30, 2005 was due primarily to the lower level of cash used for acquisitions and repurchases of our common stock. The table below highlights working capital and cash and cash equivalents as of September 30, 2006 and December 31, 2005, respectively:

(dollar amounts in millions)	September 30, 2006	December 31, 2005
Working capital	$295.5	$279.9

Cash and cash equivalents	$130.7	$143.0

Operating cash flows

For the nine months ended September 30, 2006 and 2005, we generated $57.8 million and $67.1 million of cash flow from operations, respectively. Cash flow from operations for the nine months ended September 30, 2006, includes an $11.8 million outflow from excess tax benefits on share-based awards. Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment, requires tax benefits resulting from share-based awards in excess of compensation cost recognized to be classified as financing cash flows in the Consolidated Statement of Cash Flows. Prior to our adoption of SFAS 123R on January 1, 2006, tax benefits resulting from share-based awards were classified as operating cash flows. See Note 2 to the Condensed Consolidated Financial Statements for further discussion of SFAS 123R.

Investing cash flows

For the nine months ended September 30, 2006, we used $50.8 million of cash for investing activities, including $41.9 million for acquisitions, net of cash acquired, and $8.9 million for capital expenditures.

For the nine months ended September 30, 2005, we used $22.7 million of cash for investing activities, including $9.3 million for capital expenditures and $17.1 million for acquisitions, net of $3.7 million generated from a sale of certain assets within our North American IT Services segment.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, for the remainder of 2006 will be approximately $3.0 million.

Financing cash flows

For the nine months ended September 30, 2006, we used $23.5 million of cash for financing activities, consisting primarily of $41.0 million for repurchases of common stock and $7.6 million for the settlement of share-based awards, net of $13.3 million generated from stock option exercises and $11.8 million from excess tax benefits from share-based awards. For the nine months ended September 30, 2005, we used $27.7 million of cash for financing activities, consisting primarily of $29.5 million for repurchases of common stock and $2.2 million for repayments on indebtedness, net of $4.5 million generated from stock option exercises.

Our Board of Directors has authorized certain repurchases of our common stock. For the third quarter of 2006, we repurchased 1.2 million shares at a cost of $15.8 million. As of October 27, 2006, we have repurchased a total of 11.7 million shares at a cost of $118.2 million under this plan. We anticipate that we will continue to purchase shares in the future as we have approximately $49 million remaining under this authorization as of October 27, 2006.

Indebtedness of the Company

We have a $150 million revolving credit facility that expires November 21, 2006. To date, there have been no borrowings outstanding under this facility, other than $6.9 million of standby letters of credit for certain operational matters. We are negotiating with lenders regarding a new credit facility and expect to enter into a new credit facility in the near future.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF Issue No. 06-3 allows companies to present in their statements of operations any taxes assessed by a governmental authority that are directly imposed on and concurrent with revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenue and cost of revenue) or a net (excluded from revenue) basis. The provisions of this standard are effective for fiscal years beginning after December 15, 2006. We present these transactions on a net basis and intend to continue this presentation in the future. Therefore, management expects the adoption of this standard to have no impact on our consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance provided in previous accounting pronouncements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year. We are currently evaluating the impact of SFAS 157, but management does not expect the adoption of SFAS 157 to have a material effect on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance which is meant to eliminate the diversity of practice in quantifying identified misstatements by putting forward a single quantification framework to be used by all public companies. The provisions of SAB 108 are effective for fiscal years ending on or after November 15, 2006. Management does not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

In September 2006, the FASB ratified EITF Issue 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”). EITF 06-5 provides guidance meant to eliminate the diversity in the calculation of the asset defined as the amount that could be realized under the insurance contract. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006, and are required to be affected through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. We are currently evaluating the impact of EITF 06-5, but management does not expect the adoption of EITF 06-5 to have a material impact on our consolidated financial statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A to our Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006. There were no material changes to our market risk for the three and nine months ended September 30, 2006.

Item 4.	Controls And Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There has been no change in our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)) that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities (1)

Period (2)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2006 to July 31, 2006	—	$—	—	$65,018,746
August 1, 2006 to August 31, 2006	1,129,200	$13.72	1,129,200	$49,521,626
September 1, 2006 to September 30, 2006	22,200	$13.74	22,200	$49,216,625

Total	1,151,400	$13.72	1,151,400	$49,216,625

(1)	In 1999, our Board of Directors authorized the repurchase of up to $65.0 million of MPS common stock. In June 2005 and July 2006, our Board of Directors authorized the repurchase of an additional $65.0 million and $37.5 million of MPS common stock, respectively. There is no expiration date for these authorizations. For 2004, we repurchased 3.5 million shares of common stock at an average price of $8.91. For 2005, we repurchased 3.8 million shares of common stock at an average price of $9.93. For the nine months ended September 30, 2006, we repurchased 2.9 million shares of common stock at an average price of $14.23. The foregoing table sets forth information about the MPS common stock repurchases for the three months ended September 30, 2006.
(2)	Based on trade date, not settlement date.

Item 6.	Exhibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.		Description
31.1	*	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2	*	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1	*	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2	*	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

*	Copy of Exhibit is filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MPS GROUP, INC.

By:	/s/ ROBERT P. CROUCH
Robert P. Crouch Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: November 8, 2006