Form 10-Q
period 2007-03-31
MPS GROUP INC
filed 2007-05-09
CIK 924646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of April 27, 2007:

102,531,467 shares of $0.01 par value common stock

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands except share amounts)	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$115,052	$172,692
Short term investments	40,229	—
Accounts receivable, net of allowance of $15,326 and $14,766, respectively	313,681	278,438
Prepaid expenses	7,495	7,997
Deferred income taxes	2,982	2,997
Other	20,441	17,798

Total current assets	499,880	479,922
Furniture, equipment, and leasehold improvements, net	28,717	28,472
Goodwill, net	614,944	602,112
Deferred income taxes	11,226	11,165
Other assets, net	22,299	20,608

Total assets	$1,177,066	$1,142,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$88,928	$81,069
Accrued payroll and related taxes	78,818	67,186
Income taxes payable	8,944	12,788

Total current liabilities	176,690	161,043
Income taxes payable	6,006	—
Other	19,166	17,938

Total liabilities	201,862	178,981

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 114,977,403 and 114,902,247 shares issued, respectively	1,150	1,149
Additional contributed capital	719,409	716,980
Retained earnings	351,413	332,777
Accumulated other comprehensive income	43,690	42,196
Treasury stock, at cost (13,212,236 and 12,466,236 shares, respectively)	(140,458)	(129,804)

Total stockholders’ equity	975,204	963,298

Total liabilities and stockholders’ equity	$1,177,066	$1,142,279

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(dollar amounts in thousands except per share amounts)	March 31, 2007	March 31, 2006
Revenue	$510,128	$439,309
Cost of revenue	370,266	322,193

Gross profit	139,862	117,116

Operating expenses:
General and administrative	108,716	89,395
Depreciation and intangibles amortization	4,481	3,474

Total operating expenses	113,197	92,869

Income from operations	26,665	24,247
Other income, net	1,991	1,576

Income before provision for income taxes	28,656	25,823
Provision for income taxes	11,176	9,813

Net income	$17,480	$16,010

Basic net income per common share	$0.17	$0.16

Average common shares outstanding, basic	100,391	101,722

Diluted net income per common share	$0.17	$0.15

Average common shares outstanding, diluted	102,825	104,764

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(dollar amounts in thousands)	2007	2006
Cash flows from operating activities:
Net income	$17,480	$16,010
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,420	5,804
Excess tax benefit from share-based awards	(196)	(7,583)
Share-based plans expense	1,886	1,246
Depreciation and intangibles amortization	4,481	3,474
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(32,999)	(1,045)
Prepaid expenses and other assets	545	(1,044)
Accounts payable and accrued expenses	6,144	(6,026)
Accrued payroll and related taxes	11,267	9,461
Other, net	(2,579)	(1,875)

Net cash provided by operating activities	10,449	18,422

Cash flows from investing activities:
Purchase of short term investments	(42,504)	—
Proceeds from sale of short term investments	2,275	—
Purchase of furniture, equipment and leasehold improvements, net of disposals	(3,584)	(3,171)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(13,441)	(15,990)

Net cash used in investing activities	(57,254)	(19,161)

Cash flows from financing activities:
Excess tax benefit from share-based awards	196	7,583
Settlement of share-based awards	—	(7,559)
Repurchases of common stock	(10,654)	(6,503)
Discount realized on employee stock purchase plan	(9)	—
Proceeds from stock options exercised	350	7,979
Repayments on indebtedness	(1,006)	—

Net cash provided by (used in) financing activities	(11,123)	1,500

Effect of exchange rate changes on cash and cash equivalents	288	689
Net increase (decrease) in cash and cash equivalents	(57,640)	1,450
Cash and cash equivalents, beginning of period	172,692	142,951

Cash and cash equivalents, end of period	$115,052	$144,401

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands except per share amounts)

1. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by MPS Group, Inc. (“MPS”, “we”, “us”, or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2006.

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

Short Term Investments

At March 31, 2007, our short term investments were comprised of auction rate securities. We classify these investments as available-for-sale securities and in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, we record these securities at fair value in Current Assets on our Condensed Consolidated Balance Sheets. In addition, we report changes in the fair value of these securities, if any, as unrealized holding gains and losses, net of the related tax effect, as a separate component of other comprehensive income until realized.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather clarifies the application of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year. We are currently evaluating the impact of SFAS 157, but management does not expect the adoption of SFAS 157 to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159, but management does not expect the adoption of SFAS 159 to have a material effect on our consolidated financial statements.

2. Income Taxes

We adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition, classification, and disclosure of tax positions. Upon adoption of FIN 48, we reduced our reserve for uncertain tax positions by $1.2 million and recorded this reduction as an adjustment to

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

the opening balance of Retained earnings on our Condensed Consolidated Balance Sheets. At January 1, 2007, our unrecognized tax benefits – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements – were $10.5 million. If recognized, $6.9 million of our unrecognized tax benefits would impact our Provision for income taxes on our Condensed Consolidated Statements of Operations and thus our effective tax rate.

We classify interest on uncertain tax positions as interest expense, and we classify income tax penalties as a component of income tax expense. Prior to the adoption of FIN 48, both interest and penalties were accrued as a component of income tax expense. At January 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits was $6.2 million and related accrued penalties were $130,000. In the first quarter of 2007, we accrued approximately $300,000 of additional interest. Accrued interest is in Accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets at March 31, 2007.

We are subject to periodic review by federal, foreign, state and local taxing authorities in the ordinary course of business. With few exceptions, we are no longer subject to examination by these taxing authorities for years prior to 2002. In terms of the Internal Revenue Service, we have no outstanding income tax audits as of March 31, 2007, and our federal income tax returns have been audited or surveyed by them through 2002. Many of our UK subsidiaries have been audited through 2003. HM Revenue and Customs began an income tax audit of our UK subsidiaries for 2004. Lastly, we generally have several state income tax audits throughout the year since we operate in a multi-state environment. Specifically, we are undergoing a state income tax audit for the tax years 1998 through 2000. We estimate that our uncertain tax benefits could change by approximately $3.3 million as a result of the settlement of this audit within the next 12 months.

3. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended
(dollar amounts in thousands except per share amounts)	March 31, 2007	March 31, 2006
Basic income per common share computation:
Net income	$17,480	$16,010

Basic average common shares outstanding	100,391	101,722
Incremental shares from assumed exercise of stock options and restricted stock awards	2,434	3,042

Diluted average common shares outstanding	102,825	104,764

Basic net income per common share	$0.17	$0.16

Diluted net income per common share	$0.17	$0.15

Options to purchase approximately 113,000 and 164,000 shares of common stock that were outstanding during the three months ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares for the respective periods.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

4. Commitments and Contingencies

We are a party to a number of lawsuits and claims arising out of the ordinary conduct of our business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on us, our financial position, results of operations, or cash flows.

5. Segment Reporting

We disclose segment information in accordance with SFAS 131, Disclosure About Segments of an Enterprise and Related Information, which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues.

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

Our segments’ results include the results from acquisitions named in Footnote 3 to our Form 10-K for the year ended December 31, 2006, along with the results from acquisitions named in Footnote 7. We evaluate segment performance based on revenues, gross profit, and income before provision for income taxes. We do not allocate income taxes, interest or unusual items to the segments. In addition, we do not report total assets by segment.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Footnote 2 to our Form 10-K for the year ended December 31, 2006, and all intersegment sales and transfers are eliminated.

No one customer represents more than 5% of our overall revenue. Therefore, we do not believe we have a material reliance on any one customer as we provide services to numerous Fortune 1000 and other leading businesses.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

The following tables summarize performance, accounts receivable, and long-lived assets by segment, and revenue by geographic location:

	Three Months Ended
(dollar amounts in thousands)	March 31, 2007	March 31, 2006
Revenue
North American Professional Services	$163,365	$147,269
European Professional Services	125,955	97,693
North American IT Services	148,452	131,525
European IT Services	72,356	62,822

Total revenue	$510,128	$439,309

Gross profit
North American Professional Services	$50,402	$44,483
European Professional Services	35,414	26,958
North American IT Services	41,949	36,172
European IT Services	12,097	9,503

Total gross profit	$139,862	$117,116

Income before provision for income taxes
North American Professional Services	$15,010	$13,322
European Professional Services	8,104	7,224
North American IT Services	9,082	9,058
European IT Services	1,446	1,367

	33,642	30,971
Corporate expenses (1)	(6,977)	(6,724)
Other income, net	1,991	1,576

Total income before provision for income taxes	$28,656	$25,823

Geographic Areas
Revenue
North America	$311,817	$278,794
Europe	198,311	160,515

Total revenue	$510,128	$439,309

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

(dollar amounts in thousands)	March 31, 2007	December 31, 2006
Accounts receivable, net
North American Professional Services	$93,805	$85,477
European Professional Services	57,842	47,084
North American IT Services	113,262	98,041
European IT Services	48,772	47,836

Total accounts receivable, net	$313,681	$278,438

Long-lived assets
North American Professional Services	$185,854	$178,922
European Professional Services	144,302	143,640
North American IT Services	267,098	261,652
European IT Services	42,141	41,887

	639,395	626,101
Corporate	4,266	4,483

Total long-lived assets	$643,661	$630,584

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

6. Comprehensive Income

We disclose other comprehensive income in accordance with SFAS 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Net income	$17,480	$16,010
Unrealized gain on foreign currency translation adjustments (1)	1,494	2,196

Comprehensive income	$18,974	$18,206

(1)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

7. Business Combinations

For the three months ended March 31, 2007, we acquired a legal staffing business, Esquire Search, Ltd., and a marketing staffing and solution business, The Paladin Companies, Inc. Purchase consideration totaled $15.1 million, of which $13.7 million was paid in cash at closing.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

8. Goodwill And Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for 2007 are as follows:

	Professional Services		IT Services
(dollar amounts in thousands)	North America	Europe	North America	Europe	Total
Balance as of December 31, 2006	$175,692	$137,986	$252,156	$36,278	$602,112
Acquisitions	6,732	43	5,189	—	11,964
Effect of foreign currency exchange rates	—	624	80	164	868

Balance as of March 31, 2007	$182,424	$138,653	$257,425	$36,442	$614,944

We allocated the purchase price of acquisitions in accordance with SFAS 141, Business Combinations. At March 31, 2007 and December 31, 2006, there was $5.9 million and $6.0 million, respectively, of identifiable intangible assets on our Condensed Consolidated Balance Sheets relating to our acquisitions. Identifiable intangible assets relate primarily to the value of the acquired business’ customer relationships and trade names at the acquisition date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “our”, “us”, or “MPS” in this Quarterly Report on Form 10-Q refer to MPS Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in our Form 10-K for the year ended December 31, 2006 in Part I, Item 1A under ‘Risk Factors,’ in Part II, Item 5 under ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities’, and Part II, Item 7 under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’ In some cases, you can identify forward-looking statements by terminology such as ‘may,’ ‘should,’ ‘could,’ ‘expects,’ ‘plans,’ ‘indicates,’ ‘projects,’ ‘anticipates,’ ‘believes,’ ‘estimates,’ ‘appears,’ ‘predicts,’ ‘potential,’ ‘continues,’ ‘can,’ ‘hopes,’ ‘perhaps,’ ‘would,’ or ‘become,’ or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part II, Item 7A of our Form 10-K for the year ended December 31, 2006, under ‘Quantitative and Qualitative Disclosures About Market Risk’ as referenced by Item 3 herein should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of MPS may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward looking statements speak only as of the date they are made, and MPS undertakes no obligation to publicly update any of them in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

Executive Summary

We are a leading provider of business services with over 210 offices throughout the United States, Canada, the United Kingdom, and continental Europe. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines, through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark® , Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Healthcare	Soliant Health®
Work Force Solutions	Beeline®

We present the financial results of the above brands under our four reporting segments: North American Professional Services, European Professional Services, North American IT Services and European IT Services. The accounting policies of these segments are consistent with those described in Part II, Item 7 under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ to our Form 10-K for the year ended December 31, 2006.

For the quarter ended March 31, 2007, our consolidated revenue increased 16% and our consolidated operating income increased 10% compared to the first quarter of the prior year. Revenue grew across all four of our segments compared to the first quarter of 2006. We believe this growth was attributable to the performance of our sales and recruiting staff, acquisitions, and favorable macroeconomic conditions in both the United States and abroad. For the second quarter of 2007, we continue to believe we will experience future revenue growth.

We target potential acquisitions that will either increase the geographic presence of our businesses or offer complementary service offerings. Our target acquisitions have generally ranged from $5 million to $25 million in annual revenue. During 2006 and through March 31, 2007, we acquired the following businesses herein defined as the North American Professional Acquisitions, the North American IT Acquisitions, the European Professional Acquisitions, and the European IT Acquisition:

Name/Description	Segment	Business	Year
Esquire Search	North American Professional	Legal Staffing	2007
Garelli Wong	North American Professional	Accounting and Finance Staffing	2006
Pharmacy Staffing Unit of Cardinal Health	North American Professional	Pharmacy Staffing	2006
The Paladin Companies	North American IT	Marketing Staffing and Solutions	2007
Integrated Performance Systems	North American IT	Workforce Solutions	2006
Chronos International	European Professional	European Permanent Placement	2006
Corinthe Holding BV	European Professional	European Staffing	2006
Netlogic	European IT	European IT Staffing	2006

We continue to believe that long-term opportunities for growth in the professional services market are more robust than in the IT services market, and as a result, continue to diversify our revenue base. Revenue from our Professional Services division represented 57% of consolidated revenue in the first three months of 2007, compared to 56% in the first three months of 2006.

We continue to look for opportunities to increase gross margin along with increasing operating leverage within each segment. We were able to increase our staffing gross margin 70 basis points to 27.4% in the first quarter of 2007 from 26.7% in the year earlier period. As we review gross margin trends for the three months ended March 31, 2007, gross margin has been aided by the percentage of revenue attributable to direct hire fees within each segment. Direct hire fees now represent 5.0% of revenue in the first quarter of 2007, up from 4.2% in the year earlier period. In addition, the staffing gross margins have been increasing in our North American Professional Services segment, North American IT segment and our European IT Services segment, while decreasing slightly in our European Professional Services segment.

The following detailed analysis of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and the 2006 Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2006.

Results Of Operations For The Three Months Ended March 31, 2007 and 2006—Consolidated

Consolidated revenue was $510.1 million and $439.3 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 16.1%.

Consolidated gross profit was $139.9 million and $117.1 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 19.5%. Consolidated gross margin was 27.4% and 26.7% in the three months ended March 31, 2007 and 2006, respectively.

Consolidated operating expenses were $113.2 million and $92.9 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 21.9%. General and administrative (“G&A”)

expenses, which are included in operating expenses, were $108.7 million and $89.4 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 21.6%.

Unallocated corporate expenses, included in consolidated operating expenses, pertain to certain functions such as executive management, accounting, administration, tax, and treasury that are not attributable to our operating units. Unallocated corporate expense was $7.0 million and $6.7 million in the three months ended March 31, 2007 and 2006, respectively, increasing 4.5% in the three months ended March 31, 2007. As a percentage of revenue, unallocated corporate expense was 1.4% and 1.5% for the three months ended March 31, 2007 and 2006, respectively.

Consolidated operating income was $26.7 million and $24.2 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 10.3%. Operating income as a percentage of revenue was 5.2% and 5.5% for the three months ended March 31, 2007 and 2006, respectively.

Consolidated other income, net, was $2.0 million and $1.6 million in the three months ended March 31, 2007 and 2006, respectively. Other income, net, primarily includes interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility.

The consolidated income tax provision was $11.2 million and $9.8 million in the three months ended March 31, 2007 and 2006, respectively. The effective tax rate was 39.0% and 38.0% in the three months ended March 31, 2007 and 2006, respectively. The increase in the effective tax rate was due primarily to higher state income taxes.

Consolidated net income was $17.5 million and $16.0 million in the three months ended March 31, 2007 and 2006, respectively.

Results Of Operations For The Three Months Ended March 31, 2007 and 2006— By Business Segment

Professional Services division

North American Professional Services Segment

Revenue in our North American Professional Services segment was $163.4 million and $147.3 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 10.9%. North American Professional Acquisitions contributed $6.5 million in revenue in the three months ended March 31, 2007. The increase in revenue for the three months ended March 31, 2007 was due primarily to revenue from internal growth and acquisitions, most notably in the segment’s Soliant Health and Entegee business units.

Revenue contribution from the North American Professional Services businesses for the three months ended March 31, 2007 and 2006 were as follows:

	Three months ended March 31,
	2007	2006
Entegee	44.8%	46.1%
Special Counsel	21.7	22.7
Accounting Principals	16.7	17.1
Soliant Health	16.8	14.1

Gross profit in our North American Professional Services segment was $50.4 million and $44.5 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 13.3%. North

American Professional Acquisitions contributed $2.1 million in gross profit in the three months ended March 31, 2007. Gross margin in our North American Professional Services segment was 30.9% and 30.2% in the three months ended March 31, 2007 and 2006, respectively. The increase in gross margin in the three months ended March 31, 2007 was due to a combination of improved margins from the segment’s staffing services and an increased level of direct hire fees. Direct hire fees, which generate a higher margin, increased to 6.4% of the segment’s revenue in the three months ended March 31, 2007, from 6.0% in the year earlier period.

G&A expenses in our North American Professional Services segment were $34.1 million and $30.0 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 13.7%. As a percentage of revenue, G&A expenses were 20.9% and 20.4% in the three months ended March 31, 2007 and 2006, respectively. The increase in G&A expenses for the three months ended March 31, 2007 was due primarily to the increase in compensation expense related to the increases in the segment’s revenue and additional G&A expenses from the North American Professional Acquisitions.

Operating income was $15.0 million and $13.3 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 12.8%. Operating income as a percentage of revenue was 9.2% and 9.0% in the three months ended March 31, 2007 and 2006, respectively.

European Professional Services Segment

Revenue in our European Professional Services segment was $126.0 million and $97.7 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 29.0%. Changes in foreign currency exchange rates increased revenue by $13.2 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. European Professional Acquisitions contributed $10.1 million in revenue in the three months ended March 31, 2007. Apart from the effect of changes in foreign currency exchange rates and the execution of our acquisition strategy, the increase in revenue for the three months ended March 31, 2007, was due to the increased demand for our services.

Gross profit in our European Professional Services segment was $35.4 million and $27.0 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 31.1%. Changes in foreign currency exchange rates increased gross profit by $3.7 million from the three months ended March 31, 2006 to the three months ended March 31, 2007, respectively. European Professional Acquisitions contributed $4.7 million in gross profit in the three months ended March 31, 2007. Gross margin in our European Professional Services segment was 28.1% and 27.6% in the three months ended March 31, 2007 and 2006, respectively. The increase in gross margin was due to an increase in direct hire fees. This improvement in direct hire fees more than offset the reduction in gross margins from the segment’s staffing services. Direct hire fees increased to 8.7% of the segment’s revenue for the three months ended March 31, 2007, from 7.0% in the year earlier period.

G&A expenses in our European Professional Services segment were $26.5 million and $19.2 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 38.0% in the three months ended March 31, 2007. As a percentage of revenue, G&A expenses were 21.0% and 19.7% in the three months ended March 31, 2007 and 2006, respectively. The increase in G&A expenses for the three months ended March 31, 2007, was due primarily to our investment in additional sales and recruiting personnel and additional G&A expenses from the European Professional Acquisitions.

Operating income was $8.1 million and $7.2 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 12.5% in the three months ended March 31, 2007. Operating income as a percentage of revenue was 6.4% and 7.4% in the three months ended March 31, 2007 and 2006, respectively.

IT Services division

North American IT Services Segment

Revenue in our North American IT Services segment was $148.5 million and $131.5 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 12.9% in the three months ended March 31, 2007. North American IT Acquisitions contributed $2.5 million in revenue in the three months ended March 31, 2007. The increase in revenue for the three months ended March 31, 2007 was due primarily to increased spending on IT initiatives by our clients and the utilization of our prior investments in additional sales and recruiting personnel.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 83.8% and 85.7% of the segment’s revenue for the three months ended March 31, 2007 and 2006, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit for the North American IT Services segment was $41.9 million and $36.2 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 15.7% in the three months ended March 31, 2007. North American IT Acquisitions contributed $1.7 million in gross profit in the three months ended March 31, 2007. Gross margin in our North American IT Services segment was 28.2% and 27.5% in the three months ended March 31, 2007 and 2006, respectively. The increase in gross margin for the three months ended March 31, 2007 was due primarily to the higher utilization of Idea Integration’s salaried consultants and increased fees generated from our Beeline unit.

The North American IT Services segment’s G&A expenses were $31.1 million and $25.7 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 21.0% in the three months ended March 31, 2007. As a percentage of revenue, G&A expenses were 20.9% and 19.5% in the three months ended March 31, 2007 and 2006, respectively. The increase in the segment’s G&A expenses for the three months ended March 31, 2007, was due primarily to the increase in compensation expense related to the increases in the segment’s revenue and our investment in additional sales and recruiting personnel.

Operating income was $9.1 million in both the three months ended March 31, 2007 and 2006. Operating income as a percentage of revenue was 6.1% and 6.9% in the three months ended March 31, 2007 and 2006, respectively.

European IT Services Segment

Revenue in our European IT Services segment was $72.4 million and $62.8 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 15.3% in the three months ended March 31, 2007. The European IT Acquisition contributed $1.4 million in revenue in the three months ended March 31, 2007. Changes in foreign currency exchange rates increased revenue by $7.6 million from the three months ended March 31, 2006 to the three months ended March 31, 2007.

Gross profit in our European IT Services segment was $12.1 million and $9.5 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 27.4% in the three months ended March 31, 2007. The European IT Acquisition contributed approximately $300,000 in gross profit in the three months ended March 31, 2007. Changes in foreign currency exchange rates increased gross profit by $1.3 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. Gross margin in our European IT Services segment was 16.7% and 15.1% in the three months ended March 31, 2007 and 2006, respectively. The increase in gross margin for the three months ended March 31, 2007 was due primarily to improved margins from the segment’s staffing services and an increase in direct hire fees. Direct hire fees increased to 3.3% of the segment’s revenue for the three months ended March 31, 2007, from 2.2% in the year earlier period.

G&A expenses in our European IT Services segment were $10.1 million and $7.8 million in the three months ended March 31, 2007 and 2006, respectively, representing an increase of 29.5% in the three months ended March 31, 2007. As a percentage of revenue, G&A expenses were 14.0% and 12.4% in the three months ended March 31, 2007 and 2006, respectively. Apart from the effect of changes in foreign currency exchange rates, the increase in G&A expenses for the three months ended March 31, 2007 was due primarily to additional G&A expenses from the European IT Acquisition and expenses associated with certain management restructuring activities.

Operating income was $1.4 million in both the three months ended March 31, 2007 and 2006. Operating income as a percentage of revenue was 1.9% and 2.2% in the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Overview

We intend to generate stockholder value through strategic investments in our existing businesses, acquisitions, and stock repurchases, as appropriate. Changes to our liquidity have historically been due primarily to the net effect of: (i) funds generated by operations and proceeds from stock option exercises; and (ii) funds used for operations, acquisitions, repurchases of common stock and capital expenditures. While there can be no assurances in this regard, we believe that funds provided by operations and our current cash and short term investment balances will be sufficient to meet our presently anticipated needs for working capital, capital expenditures, repurchases of common stock and acquisitions for at least the next 12 months.

In the three months ended March 31, 2007, cash of $68.4 million used in investing and financing activities exceeded the $10.7 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates. Our net decrease in cash in the three months ended March 31, 2007 was due primarily to our purchases of short term investments, acquisitions and repurchases of our common stock. In the three months ended March 31, 2006, cash of $20.6 million provided from operating activities, financing activities and the effect of changes in foreign currency exchange rates exceeded the $19.2 million used in investing activities. The table below highlights working capital, cash and cash equivalents and short term investments as of March 31, 2007 and December 31, 2006, respectively:

(dollar amounts in millions)	March 31, 2007	December 31, 2006
Working capital	$323.2	$318.9

Cash and cash equivalents and short term investments	$155.3	$172.7

Operating cash flows

For the three months ended March 31, 2007 and 2006, we generated $10.4 million and $18.4 million of cash flow from operations, respectively. The decrease in cash flow from operations was due primarily to an increase in cash used to fund accounts receivable.

Investing cash flows

For the three months ended March 31, 2007, we used $57.3 million of cash for investing activities, including $40.2 million for short term investments, net of proceeds, $13.4 million for acquisitions, net of cash acquired, and $3.6 million for capital expenditures. At March 31, 2007, our short term investments were comprised of auction rate securities. We classify these investments as available-for-sale securities and in accordance with

Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, we record these securities at fair value in Current Assets on our Condensed Consolidated Balance Sheets. In addition, we report changes in the fair value of these securities, if any, as unrealized holding gains and losses, net of the related tax effect, as a separate component of other comprehensive income until realized.

For the three months ended March 31, 2006, we used $19.2 million of cash for investing activities, including $16.0 million for acquisitions, net of cash acquired, and $3.2 million for capital expenditures.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, for the remainder of 2007 will be approximately $10.0 million.

Financing cash flows

For the three months ended March 31, 2007, we used $11.1 million of cash for financing activities, consisting primarily of $10.7 million for the repurchase of common stock. For the three months ended March 31, 2006, we generated $1.5 million of cash from financing activities, primarily from $8.0 million of stock option exercises and $7.6 million of excess tax benefits from share-based awards, net of $6.5 million for the repurchase of common stock and $7.6 million for the settlement of share-based awards.

Our Board of Directors has authorized certain repurchases of our common stock. For the first quarter of 2007, we repurchased 746,000 shares at an aggregate cost of $10.7 million. As of April 27, 2007, we have repurchased a total of 12.7 million shares at a cost of $132.9 million under this plan. We anticipate that we will continue to purchase shares under this authorization in the future, to the extent we deem appropriate, as we have approximately $34.6 million remaining under this authorization as of April 27, 2007. There is no expiration date for this authorization.

Indebtedness of the Company

In the fourth quarter of 2006, we closed on a $250 million revolving credit facility which replaced an expiring $150 million facility. Our credit facility is syndicated to a group of leading financial institutions and contains certain financial and non-financial covenants relating to our operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by substantially all of our subsidiaries. The facility expires in November 2011. To date, there have been no borrowings outstanding under this facility, other than $7.7 million of standby letters of credit for certain operational matters.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather clarifies the application of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year. We are currently evaluating the impact of SFAS 157, but management does not expect the adoption of SFAS 157 to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159, but management does not expect the adoption of SFAS 159 to have a material effect on our consolidated financial statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A to our Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007. There were no material changes to our market risk for the three months ended March 31, 2007.

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

Part II. Other I nformation

Item 1A.	Risk Fac tors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing MPS. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.	Unregistered Sales of Eq uity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

Our Board of Directors has authorized certain repurchases of our common stock. The following table sets forth information about our common stock repurchases for the three months ended March 31, 2007. As of April 27, 2007, we have repurchased a total of 12.7 million shares at a cost of $132.9 million under this plan. We anticipate that we will continue to purchase shares under this authorization in the future as we have approximately $34.6 million remaining under this authorization as of April 27, 2007. There is no expiration date for this authorization.

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2007 to January 31, 2007	—	$—	—	$45,216,628
February 1, 2007 to February 28, 2007	—	$—	—	$45,216,628
March 1, 2007 to March 31, 2007	746,000	$14.28	746,000	$34,562,751

Total	746,000	$14.28	746,000	$34,562,751

(1)	Based on trade date, not settlement date.

Item 6.	Ex hibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.	Description
31.1*	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2*	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1*	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

*	Copy of Exhibit is filed herewith.

SIGN ATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPS GROUP, INC.

By:	/S/ ROBERT P. CROUCH
Robert P. Crouch Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: May 8, 2007