Form 10-Q
period 2007-06-30
MPS GROUP INC
filed 2007-08-08
CIK 924646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of July 27, 2007:

102,651,491 shares of $0.01 par value common stock

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands except share amounts)	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$128,232	$172,692
Short term investments	25,525	—
Accounts receivable, net of allowance of $15,864 and $14,766, respectively	317,408	278,438
Prepaid expenses	10,616	7,997
Deferred income taxes	1,328	2,997
Other	20,883	17,798

Total current assets	503,992	479,922
Furniture, equipment, and leasehold improvements, net	33,453	28,472
Goodwill, net	637,626	602,112
Deferred income taxes	4,405	11,165
Other assets, net	22,976	20,608

Total assets	$1,202,452	$1,142,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$94,465	$81,069
Accrued payroll and related taxes	82,585	67,186
Income taxes payable	—	12,788

Total current liabilities	177,050	161,043
Income taxes payable	6,129	—
Other	20,219	17,938

Total liabilities	203,398	178,981

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 117,079,055 and 114,902,247 shares issued, respectively	1,171	1,149
Additional contributed capital	725,727	716,980
Retained earnings	374,301	332,777
Accumulated other comprehensive income	50,669	42,196
Treasury stock, at cost (14,116,859 and 12,466,236 shares, respectively)	(152,814)	(129,804)

Total stockholders’ equity	999,054	963,298

Total liabilities and stockholders’ equity	$1,202,452	$1,142,279

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(dollar amounts in thousands except per share amounts)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue	$535,161	$468,425	$1,045,289	$907,734
Cost of revenue	382,543	337,445	752,809	659,638

Gross profit	152,618	130,980	292,480	248,096

Operating expenses:
General and administrative	114,370	97,041	223,086	186,436
Depreciation and intangibles amortization	4,678	3,980	9,159	7,454

Total operating expenses	119,048	101,021	232,245	193,890

Income from operations	33,570	29,959	60,235	54,206
Other income, net	2,944	1,158	4,935	2,734

Income before provision for income taxes	36,514	31,117	65,170	56,940
Provision for income taxes	13,626	12,109	24,802	21,922

Net income	$22,888	$19,008	$40,368	$35,018

Basic net income per common share	$0.23	$0.19	$0.40	$0.34

Average common shares outstanding, basic	100,391	102,038	100,391	101,880

Diluted net income per common share	$0.22	$0.18	$0.39	$0.33

Average common shares outstanding, diluted	103,110	105,329	102,968	105,046

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(dollar amounts in thousands)	2007	2006
Cash flows from operating activities:
Net income	$40,368	$35,018
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	12,938	10,954
Excess tax benefit from share-based awards	(1,808)	(11,704)
Share-based plans expense	3,612	2,741
Depreciation and intangibles amortization	9,159	7,454
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(30,573)	(21,843)
Prepaid expenses and other assets	(2,512)	(2,396)
Accounts payable and accrued expenses	(4,666)	2,965
Accrued payroll and related taxes	13,441	10,851
Other, net	(1,732)	(3,664)

Net cash provided by operating activities	38,227	30,376

Cash flows from investing activities:
Purchase of short term investments	(75,475)	—
Proceeds from sale of short term investments	49,950	—
Purchase of furniture, equipment and leasehold improvements, net of disposals	(11,551)	(6,647)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(34,647)	(32,152)

Net cash used in investing activities	(71,723)	(38,799)

Cash flows from financing activities:
Excess tax benefit from share-based awards	1,808	11,704
Settlement of share-based awards	(1,943)	(7,559)
Repurchases of common stock	(12,678)	(25,217)
Discount realized on employee stock purchase plan	(17)	—
Proceeds from stock options exercised	3,387	13,069
Repayments on indebtedness	(3,073)	—

Net cash used in financing activities	(12,516)	(8,003)

Effect of exchange rate changes on cash and cash equivalents	1,552	3,624
Net decrease in cash and cash equivalents	(44,460)	(12,802)
Cash and cash equivalents, beginning of period	172,692	142,951

Cash and cash equivalents, end of period	$128,232	$130,149

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

The accompanying condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which, in our opinion, are necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

Short Term Investments

At June 30, 2007, our short term investments were comprised of auction rate securities. We classify these investments as available-for-sale securities and in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, we record these securities at fair value in Current Assets on our Condensed Consolidated Balance Sheets. In addition, we report changes in the fair value of these securities, if any, as unrealized holding gains and losses, net of the related tax effect, as a separate component of other comprehensive income until realized.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather clarifies the application of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year. While we are currently evaluating the impact of SFAS 157, we do not currently expect the adoption of SFAS 157 to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. While we are currently evaluating the impact of SFAS 159, we do not currently expect the adoption of SFAS 159 to have a material effect on our consolidated financial statements.

2. Share-Based Compensation

During the three months ended June 30, 2007, we granted approximately 1.7 million shares of restricted stock with a weighted average fair value at grant of $14.21 to non-employee directors, executives, and certain other employees. The restricted stock granted vests over four to seven years.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

3. Income Taxes

We adopted FASB Interpretation No. (“FIN”) 48 Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition, classification, and disclosure of tax positions. Upon adoption of FIN 48, we reduced our reserve for uncertain tax positions by $1.2 million and recorded this reduction as an adjustment to the opening balance of Retained earnings on our Condensed Consolidated Balance Sheets. At January 1, 2007, our unrecognized tax benefits – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements – were $10.5 million. If recognized, $6.9 million of our unrecognized tax benefits would impact our Provision for income taxes on our Condensed Consolidated Statements of Operations and thus our effective tax rate.

During the second quarter of 2007, we settled a state income tax audit. We recorded a $257,000 tax benefit and reduced our gross unrecognized tax benefit by $3.3 million as a result of this settlement.

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

In the second quarter of 2007, we accrued approximately $188,000 of additional interest expense and reversed approximately $1,021,000 of accrued interest for the settlement of the above referenced state income tax audit. Accrued interest is in Accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets at June 30, 2007.

We are subject to periodic review by federal, foreign, state and local taxing authorities in the ordinary course of business. With few exceptions, we are no longer subject to examination by these taxing authorities for years prior to 2002. Currently, we have no outstanding income tax audits with the Internal Revenue Service. Our federal income tax returns have been audited or surveyed by the Internal Revenue Service through 2002. Many of our UK subsidiaries have been audited through 2003. HM Revenue and Customs is currently conducting an income tax audit of our UK subsidiaries for 2004. Lastly, we generally have several state income tax audits throughout the year since we operate in a multi-state environment. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

4. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended		Six Months Ended
(dollar amounts in thousands except per share amounts)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Basic income per common share computation:
Net income	$22,888	$19,008	$40,368	$35,018

Basic average common shares outstanding	100,391	102,038	100,391	101,880
Incremental shares from assumed exercise of stock options and restricted stock awards	2,719	3,291	2,577	3,166

Diluted average common shares outstanding	103,110	105,329	102,968	105,046

Basic net income per common share	$0.23	$0.19	$0.40	$0.34

Diluted net income per common share	$0.22	$0.18	$0.39	$0.33

Options to purchase approximately 130,000 and 131,000 shares of common stock that were outstanding during the three months ended June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares for the respective periods. For the six months ended June 30, 2007 and 2006, options to purchase approximately 122,000 and 148,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the aforementioned reason.

5. Commitments and Contingencies

We are a party to a number of lawsuits and claims arising out of the ordinary conduct of our business. In our opinion, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on us, our financial position, results of operations, or cash flows.

6. Segment Reporting

We disclose segment information in accordance with SFAS 131, Disclosure About Segments of an Enterprise and Related Information. We have four reportable segments: North American Professional Services, European Professional Services, North American Information Technology (“IT”) Services, and European IT Services. Our reportable segments offer different services, have different client bases, experience differing economic characteristics, and are managed separately as each requires different resources and marketing strategies. Our segments’ results include the results from acquisitions named in Footnote 3 to our Form 10-K for the year ended December 31, 2006, along with the results from acquisitions named in Footnote 8 to this Form 10-Q. We evaluate segment performance based on revenues, gross profit, and income before provision for income taxes. We do not allocate income taxes, interest or unusual items to the segments. In addition, we do not report total assets by segment.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Footnote 2 to our Form 10-K for the year ended December 31, 2006, and all intersegment sales and transfers are eliminated. In addition, no one customer represents more than 5% of our overall revenue.

The following tables summarize performance, accounts receivable, and long-lived assets by segment, and revenue by geographic location:

	Three Months Ended		Six Months Ended
(dollar amounts in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue
North American Professional Services	$173,317	$157,683	$336,682	$304,952
European Professional Services	127,611	106,308	253,566	204,001
North American IT Services	160,175	140,704	308,627	272,229
European IT Services	74,058	63,730	146,414	126,552

Total revenue	$535,161	$468,425	$1,045,289	$907,734

Gross profit
North American Professional Services	$54,917	$47,395	$105,319	$91,878
European Professional Services	37,598	31,564	73,012	58,522
North American IT Services	47,118	41,871	89,067	78,043
European IT Services	12,985	10,150	25,082	19,653

Total gross profit	$152,618	$130,980	$292,480	$248,096

Income before provision for income taxes
North American Professional Services	$17,738	$14,550	$32,748	$27,872
European Professional Services	8,453	8,664	16,557	15,888
North American IT Services	11,922	12,328	21,004	21,386
European IT Services	2,976	1,638	4,442	3,005

	41,089	37,180	74,751	68,151
Corporate expenses (1)	(7,519)	(7,221)	(14,516)	(13,945)
Other income, net	2,944	1,158	4,935	2,734

Total income before provision for income taxes	$36,514	$31,117	$65,170	$56,940

Geographic Areas
Revenue
North America	$333,492	$298,387	$645,309	$577,181
Europe	201,669	170,038	399,980	330,553

Total revenue	$535,161	$468,425	$1,045,289	$907,734

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

(dollar amounts in thousands)	June 30, 2007	December 31, 2006
Accounts receivable, net
North American Professional Services	$93,530	$85,477
European Professional Services	60,701	47,084
North American IT Services	113,198	98,041
European IT Services	49,979	47,836

Total accounts receivable, net	$317,408	$278,438

Long-lived assets
North American Professional Services	$191,325	$178,922
European Professional Services	152,325	143,640
North American IT Services	276,785	261,652
European IT Services	40,505	41,887

	660,940	626,101
Corporate	10,139	4,483

Total long-lived assets	$671,079	$630,584

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

7. Comprehensive Income

We disclose other comprehensive income in accordance with SFAS 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income	$22,888	$19,008	$40,368	$35,018
Unrealized gain on foreign currency translation adjustments (1)	6,979	14,592	8,473	16,788

Comprehensive income	$29,867	$33,600	$48,841	$51,806

(1)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

8. Business Combinations

In the six months ended June 30, 2007, we acquired two legal staffing businesses, Esquire Search, Ltd. and Davidson Personnel, Inc., a marketing staffing and solution business, The Paladin Companies, Inc., and a recruitment process outsourcing business, Employer Services Corporation. Purchase consideration totaled $33.3 million, of which $30.3 million was paid in cash at closing.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

9. Goodwill And Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for 2007 are as follows:

	Professional Services		IT Services		Total
(dollar amounts in thousands)	North America	Europe	North America	Europe
Balance as of December 31, 2006	$175,692	$137,986	$252,156	$36,278	$602,112
Acquisitions	6,732	43	5,189	—	11,964
Effect of foreign currency exchange rates	—	624	80	164	868

Balance as of March 31, 2007	$182,424	$138,653	$257,425	$36,442	$614,944
Acquisitions	4,787	5,303	8,525	—	18,615
Effect of foreign currency exchange rates	—	2,706	650	711	4,067

Balance as of June 30, 2007	$187,211	$146,662	$266,600	$37,153	$637,626

We allocated the purchase price of acquisitions in accordance with SFAS 141, Business Combinations. At June 30, 2007 and December 31, 2006, there was $6.3 million and $6.0 million, respectively, of identifiable intangible assets on our Condensed Consolidated Balance Sheets relating to our acquisitions. Identifiable intangible assets relate primarily to the value of the acquired business’ customer relationships and trade names at the acquisition date.

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

Executive Summary

We are a leading provider of business services with over 215 offices throughout the United States, Canada, the United Kingdom, and continental Europe. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines, through the following primary brands:

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

For the quarter ended June 30, 2007, our consolidated revenue increased 14% and our consolidated operating income increased 12% compared to the second quarter of the prior year. Revenue grew across all four of our segments compared to the second quarter of 2006. We believe this growth was attributable to the performance of our sales and recruiting staff, acquisitions, and favorable macroeconomic conditions for business services within our disciplines in both the United States and abroad. In addition, we benefited from the effects of changes in foreign currency, which contributed 3.5% of our consolidated revenue increase compared to the second quarter of the prior year. For the third quarter of 2007, we continue to believe we will experience future revenue growth.

We target potential acquisitions that will either increase the geographic presence of our businesses or offer complementary service offerings. Our target acquisitions have generally ranged from $5 million to $25 million in annual revenue. During 2006 and through June 30, 2007, we acquired the following businesses:

Name/Description	Segment	Business	Year
Davidson Personnel (1)	North American Professional	Legal Staffing	2007
Esquire Search (1)	North American Professional	Legal Staffing	2007
Garelli Wong (1)	North American Professional	Accounting and Finance Staffing	2006
Pharmacy Staffing Unit of Cardinal Health (1)	North American Professional	Pharmacy Staffing	2006
Employer Services Corporation (2)	North American IT	Recruitment Process Outsourcing	2007
The Paladin Companies (2)	North American IT	Marketing Staffing and Solutions	2007
Integrated Performance Systems (2)	North American IT	Workforce Solutions	2006
Chronos International (3)	European Professional	European Permanent Placement	2006
Corinthe Holding BV (3)	European Professional	European Staffing	2006
Netlogic (4)	European IT	European IT Staffing	2006

(1)	Referred to herein as the “North American Professional Acquisitions.”
(2)	Referred to herein as the “North American IT Acquisitions.”
(3)	Referred to herein as the “European Professional Acquisitions.”
(4)	Referred to herein as the “European IT Acquisition.”

We continue to believe that long-term opportunities for growth in the professional services market are more robust than in the IT services market, and as a result, continue to diversify our revenue base. Revenue from our Professional Services division represented 56% of consolidated revenue in the three months ended June 30, 2007.

We continue to look for opportunities to increase gross margin along with increasing operating leverage within each segment. We were able to increase our staffing gross margin 10 basis points to 24.3% in the second quarter of 2007 from 24.2% in the year earlier period. The staffing gross margins have increased in our North American Professional Services and European IT Services segments, and have decreased in our North American IT and European Professional Services segments. As we review our gross margin trends for the three months ended June 30, 2007, gross margin has been aided by the percentage of revenue attributable to direct hire fees within each segment. Direct hire fees represented 5.5% of revenue in the second quarter of 2007, up from 4.9% in the year earlier period. The increase in direct hire fees allowed our gross margin to reach 28.5% in the second quarter of 2007, up from 28.0% in the year earlier period.

The following detailed analysis of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and the 2006 Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2006.

Results Of Operations For The Three and Six Months Ended June 30, 2007 and 2006—Consolidated

Consolidated revenue was $535.2 million and $468.4 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 14.3%. Consolidated revenue was $1,045.3 million and $907.7 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 15.2%.

Consolidated gross profit was $152.6 million and $131.0 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 16.5%. Consolidated gross margin was 28.5% and 28.0% in the three months ended June 30, 2007 and 2006, respectively. Consolidated gross profit was $292.5 million and $248.1 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 17.9%. Consolidated gross margin was 28.0% and 27.3% in the six months ended June 30, 2007 and 2006, respectively.

Consolidated operating expenses were $119.0 million and $101.0 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 17.8%. General and administrative (“G&A”) expenses, which are included in operating expenses, were $114.4 million and $97.0 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 17.9%. Consolidated operating expenses were $232.2 million and $193.9 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 19.8%. G&A expenses were $223.1 million and $186.4 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 19.7%.

Unallocated corporate expenses, included in consolidated operating expenses, pertain to certain functions such as executive management, accounting, administration, tax, and treasury that are not attributable to our operating units. Unallocated corporate expense was $7.5 million and $7.2 million in the three months ended June 30, 2007 and 2006, respectively, increasing 4.2% in the three months ended June 30, 2007. As a percentage of revenue, unallocated corporate expense was 1.4% and 1.5% for the three months ended June 30, 2007 and 2006, respectively. Unallocated corporate expense was $14.5 million and $13.9 million in the six months ended June 30, 2007 and 2006, respectively, increasing 4.3% in the six months ended June 30, 2007. As a percentage of revenue, unallocated corporate expense was 1.4% and 1.5% for the six months ended June 30, 2007 and 2006, respectively.

Consolidated operating income was $33.6 million and $30.0 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 12.0%. Operating income as a percentage of revenue was 6.3% and 6.4% for the three months ended June 30, 2007 and 2006, respectively. Consolidated operating income was $60.2 million and $54.2 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 11.1%. Operating income as a percentage of revenue was 5.8% and 6.0% for the six months ended June 30, 2007 and 2006, respectively.

Consolidated other income, net, was $2.9 million and $1.2 million in the three months ended June 30, 2007 and 2006, respectively. Consolidated other income, net, was $4.9 million and $2.7 million in the six months ended June 30, 2007 and 2006, respectively. Included in the three months ended June 30, 2007 was $1.0 million interest benefit from the settlement of a state income tax audit. Other income, net, primarily includes interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility.

The consolidated income tax provision was $13.6 million and $12.1 million in the three months ended June 30, 2007 and 2006, respectively. The effective tax rate was 37.3% and 38.9% in the three months ended June 30, 2007 and 2006, respectively. The consolidated income tax provision was $24.8 million and $21.9 million in the six months ended June 30, 2007 and 2006, respectively. The effective tax rate was 38.1% and 38.5% in the six months ended June 30, 2007 and 2006, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2007 was due primarily to the settlement of a state income tax audit.

Consolidated net income was $22.9 million and $19.0 million in the three months ended June 30, 2007 and 2006, respectively. Consolidated net income was $40.4 million and $35.0 million in the six months ended June 30, 2007 and 2006, respectively.

Results Of Operations For The Three and Six Months Ended June 30, 2007 and 2006— By Business Segment

Professional Services Division

North American Professional Services Segment

Revenue in our North American Professional Services segment was $173.3 million and $157.7 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 9.9%. Revenue in our North American Professional Services segment was $336.7 million and $305.0 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 10.4%. North American Professional Acquisitions contributed $2.1 million and $11.0 million in revenue in the three and six months ended June 30, 2007, respectively. The increase in revenue for the three and six months ended June 30, 2007 was due primarily to revenue from internal growth in Entegee, and acquisitions in Special Counsel and Soliant Health.

Revenue contribution from the North American Professional Services businesses for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Entegee	44.9%	44.1%	44.9%	45.1%
Special Counsel	23.3	22.0	22.5	22.3
Accounting Principals	16.0	17.1	16.3	17.1
Soliant Health	15.8	16.8	16.3	15.5

Gross profit in our North American Professional Services segment was $54.9 million and $47.4 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 15.8%. Gross profit in our North American Professional Services segment was $105.3 million and $91.9 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 14.6%. North American Professional Acquisitions contributed $1.0 million and $4.2 million in gross profit in the three and six months ended June 30, 2007, respectively. Gross margin in our North American Professional Services segment was 31.7% and 30.1% in the three months ended June 30, 2007 and 2006, respectively, and 31.3% and 30.1% in the six months ended June 30, 2007 and 2006, respectively. The increase in gross margin in both the three and six months ended June 30, 2007 was due to a combination of improved margins from the segment’s staffing services and an increased level of direct hire fees. Direct hire fees, which generate a higher margin, increased to 6.4% of the segment’s revenue in the three months ended June 30, 2007, from 5.4% in the year earlier period, and increased to 6.4% of the segment’s revenue in the six months ended June 30, 2007, from 5.7% in the year earlier period.

G&A expenses in our North American Professional Services segment were $35.9 million and $31.7 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 13.2%. As a percentage of revenue, G&A expenses were 20.7% and 20.1% in the three months ended June 30, 2007 and 2006, respectively. G&A expenses in our North American Professional Services segment were $70.0 million and $61.7 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 13.5%. As a percentage of revenue, G&A expenses were 20.8% and 20.2% in the six months ended June 30, 2007 and 2006, respectively. The increase in G&A expenses for the three and six months ended June 30, 2007 was due primarily to the increase in compensation expense related to the increases in the segment’s revenue and additional G&A expenses from the North American Professional Acquisitions.

Operating income in our North American Professional Services segment was $17.7 million and $14.6 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 21.2%. Operating income as a percentage of revenue was 10.2% and 9.3% in the three months ended June 30, 2007 and 2006, respectively. Operating income in our North American Professional Services segment was $32.7 million and $27.9 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 17.2%. Operating income as a percentage of revenue was 9.7% and 9.1% in the six months ended June 30, 2007 and 2006, respectively.

European Professional Services Segment

Revenue in our European Professional Services segment was $127.6 million and $106.3 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 20.0%. Revenue in our European Professional Services segment was $253.6 million and $204.0 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 24.3%. Changes in foreign currency exchange rates increased revenue by $10.6 million and $23.8 million from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007, respectively. European Professional Acquisitions contributed $10.1 million in revenue in the six months ended June 30, 2007. Apart from the effect of changes in foreign currency exchange rates and the execution of our acquisition strategy, the increase in revenue for the three and six months ended June 30, 2007 was due to the increased demand for our services.

Gross profit in our European Professional Services segment was $37.6 million and $31.6 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 19.0%. Gross profit in our European Professional Services segment was $73.0 million and $58.5 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 24.8%. Changes in foreign currency exchange rates increased gross profit by $3.1 million and $6.9 million from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007, respectively. European Professional Acquisitions contributed $4.7 million in gross profit in the six months ended June 30, 2007. Gross margin in our European Professional Services segment was 29.5% and 29.7% in the three months ended June 30, 2007 and 2006, respectively, and 28.8% and 28.7% in the six months ended June 30, 2007 and 2006, respectively. Although staffing margins decreased in both the three and six months ended June 30, 2007, the increase in direct hire fees more than offset the decrease in gross margin from the segment’s staffing services in the six months ended June 30, 2007. Direct hire fees increased to 10.5% of the segment’s revenue for the three months ended June 30, 2007, from 9.7% in the year earlier period, and increased to 9.6% of the segment’s revenue for the six months ended June 30, 2007, from 8.4% in the year earlier period.

G&A expenses in our European Professional Services segment were $28.3 million and $21.9 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 29.2%. As a percentage of revenue, G&A expenses were 22.2% and 20.6% in the three months ended June 30, 2007 and 2006, respectively. G&A expenses in our European Professional Services segment were $54.7 million and $41.1 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 33.1%. As a percentage of revenue, G&A expenses were 21.6% and 20.1% in the six months ended June 30, 2007 and 2006, respectively. The increase in G&A expenses for the three and six months ended June 30, 2007, was due primarily to our investment in additional sales and recruiting personnel, and to a lesser extent for the six months ended June 30, 2007, additional G&A expenses from the European Professional Acquisitions.

Operating income in our European Professional Services segment was $8.5 million and $8.7 million in the three months ended June 30, 2007 and 2006, respectively, representing a decrease of 2.3%. Operating income as a percentage of revenue was 6.7% and 8.2% in the three months ended June 30, 2007 and 2006, respectively. Operating income in our European Professional Services segment was $16.6 million and $15.9 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 4.4%. Operating income as a percentage of revenue was 6.5% and 7.8% in the six months ended June 30, 2007 and 2006, respectively.

IT Services Division

North American IT Services Segment

Revenue in our North American IT Services segment was $160.2 million and $140.7 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 13.9%. Revenue in our North American IT Services segment was $308.6 million and $272.2 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 13.4%. North American IT Acquisitions contributed $5.7 million and $8.2 million in revenue in the three and six months ended June 30, 2007, respectively. The increase in revenue for the three and six months ended June 30, 2007 was due primarily to increased spending on IT initiatives by our clients and the realization of our prior investments in additional sales and recruiting personnel.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 81.3% and 83.6% of the segment’s revenue for the three months ended June 30, 2007 and 2006, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit in our North American IT Services segment was $47.1 million and $41.9 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 12.4%. Gross profit in our North American IT Services segment was $89.1 million and $78.0 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 14.2%. North American IT Acquisitions contributed $3.1 million and $4.8 million in gross profit in the three and six months ended June 30, 2007, respectively. Gross margin in our North American IT Services segment was 29.4% and 29.8% in the three months ended June 30, 2007 and 2006, respectively. The decrease in gross margin for the three months ended June 30, 2007 was due primarily to an increased contribution from higher volume accounts, which traditionally generate lower margins. Gross margin in our North American IT Services segment was 28.9% and 28.7% in the six months ended June 30, 2007 and 2006, respectively. Direct hire fees were 1.8% of the segment’s revenue for the three months ended June 30, 2007 and 2006, and increased to 1.6% of the segment’s revenue for the six months ended June 30, 2007, from 1.5% in the year earlier period.

G&A expenses in our North American IT Services segment were $33.2 million and $28.0 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 18.6%. As a percentage of revenue, G&A expenses were 20.7% and 19.9% in the three months ended June 30, 2007 and 2006, respectively. G&A expenses in our North American IT Services segment were $64.3 million and $53.7 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 19.7%. As a percentage of revenue, G&A expenses were 20.8% and 19.7% in the six months ended June 30, 2007 and 2006, respectively. The increase in the segment’s G&A expenses for the three and six months ended June 30, 2007, was due primarily to our investment in additional sales and recruiting personnel, the increase in compensation expense related to the increases in the segment’s revenue, and additional G&A expenses from the North American IT Acquisitions.

Operating income in our North American IT Services segment was $11.9 million and $12.3 million in the three months ended June 30, 2007 and 2006, respectively, representing a decrease of 3.6%. Operating income as a percentage of revenue was 7.4% and 8.7% in the three months ended June 30, 2007 and 2006, respectively. Operating income in our North American IT Services segment was $21.0 million and $21.4 million in the six months ended June 30, 2007 and 2006, respectively, representing a decrease of 1.9%. Operating income as a percentage of revenue was 6.8% and 7.9% in the six months ended June 30, 2007 and 2006, respectively.

European IT Services Segment

Revenue in our European IT Services segment was $74.1 million and $63.7 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 16.3%. Revenue in our European IT Services segment was $146.4 million and $126.6 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 15.6%. Changes in foreign currency exchange rates increased revenue by $6.2 million and $13.8 million from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007. The European IT Acquisition contributed $1.4 million and $2.7 million in revenue in the three and six months ended June 30, 2007, respectively.

Gross profit in our European IT Services segment was $13.0 million and $10.2 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 27.5%. Gross profit in our European IT Services segment was $25.1 million and $19.7 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 27.4%. Changes in foreign currency exchange rates increased gross profit by $1.1 million and $2.4 million from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007, respectively. The European IT Acquisition contributed approximately $500,000 and $800,000 in gross profit in the three and six months ended June 30, 2007. Gross margin in our European IT Services segment was 17.5% and 16.0% in the three months ended June 30, 2007 and 2006, respectively, and 17.1% and 15.6% in the six months ended June 30, 2007 and 2006, respectively. The increase in gross margin for the three and six months ended June 30, 2007 was due primarily to a combination of improved margins from the segment’s staffing services and an increase in direct hire fees. Direct hire fees increased to 3.2% of the segment’s revenue for the three months ended June 30, 2007, from 2.8% in the year earlier period, and increased to 3.3% of the segment’s revenue for the six months ended June 30, 2007, from 2.5% in the year earlier period.

G&A expenses in our European IT Services segment were $9.5 million and $8.2 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 15.9%. As a percentage of revenue, G&A expenses were 12.8% and 12.9% in the three months ended June 30, 2007 and 2006, respectively. G&A expenses in our European IT Services segment were $19.5 million and $16.0 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 21.9%. As a percentage of revenue, G&A expenses were 13.3% and 12.6% in the six months ended June 30, 2007 and 2006, respectively. Apart from the effect of changes in foreign currency exchange rates, the increase in G&A expenses for the three and six months ended June 30, 2007 was due primarily to a combination of the increase in compensation expense related to the increases in the segment’s revenue and additional G&A expenses from the European IT Acquisition.

Operating income in our European IT Services segment was $3.0 million and $1.6 million in the three months ended June 30, 2007 and 2006, respectively, representing an increase of 87.5%. Operating income as a percentage of revenue was 4.0% and 2.5% in the three months ended June 30, 2007 and 2006, respectively. Operating income in our European IT Services segment was $4.4 million and $3.0 million in the six months ended June 30, 2007 and 2006, respectively, representing an increase of 46.7%. Operating income as a percentage of revenue was 3.0% and 2.4% in the six months ended June 30, 2007 and 2006, respectively.

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

In the six months ended June 30, 2007, cash of $84.2 million used in investing and financing activities exceeded the $39.8 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates. Our net decrease in cash in the six months ended June 30, 2007 was due primarily to acquisitions, our purchases of short term investments, and repurchases of our common stock. In the six months ended June 30, 2006, cash of $46.8 million used in investing and financing activities exceeded the $34.0 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates. The table below highlights working capital, cash and cash equivalents and short term investments as of June 30, 2007 and December 31, 2006, respectively:

(dollar amounts in millions)	June 30, 2007	December 31, 2006
Working capital	$326.9	$318.9

Cash and cash equivalents and short term investments	$153.8	$172.7

Operating cash flows

For the six months ended June 30, 2007 and 2006, we generated $38.2 million and $30.4 million of cash flow from operations, respectively. The increase in cash flow from operations was due primarily to a higher level of earnings.

Investing cash flows

For the six months ended June 30, 2007, we used $71.7 million of cash for investing activities, including $34.6 million for acquisitions, net of cash acquired, $25.5 million for short term investments, net of proceeds, and $11.6 million for capital expenditures. At June 30, 2007, our short term investments were comprised of auction rate securities. We classify these investments as available-for-sale securities and in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, we record these securities at fair value in Current Assets on our Condensed Consolidated Balance Sheets. In addition, we report changes in the fair value of these securities, if any, as unrealized holding gains and losses, net of the related tax effect, as a separate component of other comprehensive income until realized.

For the six months ended June 30, 2006, we used $38.8 million of cash for investing activities, including $32.2 million for acquisitions, net of cash acquired, and $6.6 million for capital expenditures.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, for the remainder of 2007 will be approximately $8.0 million.

Financing cash flows

For the six months ended June 30, 2007, we used $12.5 million of cash for financing activities, consisting primarily of $12.7 million for the repurchase of common stock. For the six months ended June 30, 2006, we used $8.0 million of cash from financing activities, consisting primarily of $25.2 million for the repurchase of common stock and $7.6 million for the settlement of share-based awards, net of $13.1 million generated from stock option exercises and $11.7 million of excess tax benefits from share-based awards.

Our Board of Directors has authorized certain repurchases of our common stock. Based on trade date, we repurchased 767,000 shares at an aggregate cost of $10.4 million for the second quarter of 2007, of which $8.4 million was settled in July. Subsequent to June 30, 2007, we repurchased an additional 360,000 shares at an aggregate cost of $4.9 million for a total, as of July 27, 2007, of 13.9 million shares at a cost of $148.2 million under this plan. We anticipate that we will continue to repurchase shares under this authorization in the future, to the extent we deem appropriate, as we have approximately $19.2 million remaining under this authorization as of July 27, 2007. There is no expiration date for this authorization.

Indebtedness of the Company

In the fourth quarter of 2006, we closed on a $250 million revolving credit facility which replaced an expiring $150 million facility. Our credit facility is syndicated to a group of leading financial institutions and contains certain financial and non-financial covenants relating to our operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by substantially all of our subsidiaries. The facility expires in November 2011. To date, there have been no borrowings outstanding under this facility, other than $7.2 million of standby letters of credit for certain operational matters.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather clarifies the application of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year. While we are currently evaluating the impact of SFAS 157, we do not currently expect the adoption of SFAS 157 to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. While we are currently evaluating the impact of SFAS 159, we do not currently expect the adoption of SFAS 159 to have a material effect on our consolidated financial statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A to our Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007. There were no material changes to our market risk for the three and six months ended June 30, 2007.

Item 4.	Controls And Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Issuer Repurchases of Equity Securities

Our Board of Directors has authorized certain repurchases of our common stock. The following table sets forth information about our common stock repurchases for the three months ended June 30, 2007. As of July 27, 2007, we have repurchased a total of 13.9 million shares at a cost of $148.2 million under this plan. We anticipate that we will continue to purchase shares under this authorization in the future as we have approximately $19.2 million remaining under this authorization as of July 27, 2007. There is no expiration date for this authorization.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2007 to April 30, 2007	—	$—	—	$34,562,751
May 1, 2007 to May 31, 2007	—	$—	—	$34,562,751
June 1, 2007 to June 30, 2007	766,800	$13.58	766,800	$24,149,960

Total	766,800	$13.58	766,800	$24,149,960

(1)	Based on trade date, not settlement date.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 17, 2007. Proxies were solicited from shareholders of record as of March 31, 2007, and filed on the close of business on April 20, 2007. On March 31, 2007, there were 101,768,167 shares outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, the following proposals were submitted to a shareholder vote:

1. Approval of a proposal to elect the following individuals as directors of the Company:

Name	For	Withhold Authority
Derek E. Dewan	92,669,600	1,092,183
Timothy D. Payne	93,132,726	629,057
Peter J. Tanous	87,932,463	5,829,320
T. Wayne Davis	92,529,539	1,232,244
John R. Kennedy	92,528,084	1,233,699
Michael D. Abney	92,751,799	1,009,984
William M. Isaac	92,531,643	1,230,140
Darla D. Moore	93,134,743	627,040
Arthur B. Laffer	92,326,093	1,435,690

Item 6.	Exhibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.	Description
10*	2004 Equity Incentive Plan – Form of Restricted Stock Agreement.

31.1*	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2*	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1*	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

*	Copy of Exhibit is filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPS GROUP, INC.

By:	/S/ ROBERT P. CROUCH
Robert P. Crouch Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: August 7, 2007