Form 10-Q
period 2007-09-30
MPS GROUP INC
filed 2007-11-07
CIK 924646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(Registrant’s telephone number, including area code): (904) 360-2000

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of October 26, 2007:

100,662,377 shares of $0.01 par value common stock

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands except share amounts)	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$89,447	$172,692
Short term investments	29,425	—
Accounts receivable, net of allowance of $17,113 and $14,766, respectively	343,925	278,438
Prepaid expenses	10,413	7,997
Deferred income taxes	669	2,997
Other	18,734	17,798

Total current assets	492,613	479,922
Furniture, equipment, and leasehold improvements, net	34,868	28,472
Goodwill, net	682,117	602,112
Deferred income taxes	—	11,165
Other assets, net	32,585	20,608

Total assets	$1,242,183	$1,142,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$102,461	$81,069
Accrued payroll and related taxes	93,652	67,186
Income taxes payable	5,760	12,788

Total current liabilities	201,873	161,043
Income taxes payable	6,351	—
Other	21,786	17,938

Total liabilities	230,010	178,981

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 117,207,985 and 114,902,247 shares issued, respectively	1,172	1,149
Additional contributed capital	729,347	716,980
Retained earnings	397,470	332,777
Accumulated other comprehensive income	57,448	42,196
Treasury stock, at cost (15,668,512 and 12,466,236 shares, respectively)	(173,264)	(129,804)

Total stockholders’ equity	1,012,173	963,298

Total liabilities and stockholders’ equity	$1,242,183	$1,142,279

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands except per share amounts)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue	$556,581	$483,085	$1,601,870	$1,390,819
Cost of revenue	395,078	348,559	1,147,887	1,008,197

Gross profit	161,503	134,526	453,983	382,622

Operating expenses:
General and administrative	119,054	99,795	342,140	286,231
Depreciation and intangibles amortization	5,451	4,064	14,610	11,518

Total operating expenses	124,505	103,859	356,750	297,749

Income from operations	36,998	30,667	97,233	84,873
Other income, net	984	1,326	5,919	4,060

Income before provision for income taxes	37,982	31,993	103,152	88,933
Provision for income taxes	14,813	12,317	39,615	34,239

Net income	$23,169	$19,676	$63,537	$54,694

Basic net income per common share	$0.23	$0.19	$0.64	$0.54

Average common shares outstanding, basic	99,071	101,025	99,951	101,595

Diluted net income per common share	$0.23	$0.19	$0.62	$0.52

Average common shares outstanding, diluted	100,802	103,192	102,246	104,428

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(dollar amounts in thousands)	2007	2006
Cash flows from operating activities:
Net income	$63,537	$54,694
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	18,975	17,354
Excess tax benefit from share-based awards	(2,051)	(11,825)
Share-based plans expense	5,922	4,557
Depreciation and intangibles amortization	14,610	11,518
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(47,180)	(38,384)
Prepaid expenses and other assets	(2,296)	(1,502)
Accounts payable and accrued expenses	8,444	7,570
Accrued payroll and related taxes	21,864	17,488
Other, net	(1,596)	(3,717)

Net cash provided by operating activities	80,229	57,753

Cash flows from investing activities:
Purchase of short term investments	(144,875)	—
Proceeds from sale of short term investments	115,450	—
Purchase of furniture, equipment and leasehold improvements, net of disposals	(15,917)	(8,888)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(80,553)	(41,919)

Net cash used in investing activities	(125,895)	(50,807)

Cash flows from financing activities:
Excess tax benefit from share-based awards	2,051	11,825
Settlement of share-based awards	(1,943)	(7,559)
Repurchases of common stock	(41,517)	(41,019)
Discount realized on employee stock purchase plan	(28)	—
Proceeds from stock options exercised	4,462	13,276
Repayments on indebtedness	(3,073)	—

Net cash used in financing activities	(40,048)	(23,477)

Effect of exchange rate changes on cash and cash equivalents	2,469	4,254
Net decrease in cash and cash equivalents	(83,245)	(12,277)
Cash and cash equivalents, beginning of period	172,692	142,951

Cash and cash equivalents, end of period	$89,447	$130,674

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

Short Term Investments

At September 30, 2007, our short term investments were comprised of auction rate securities. We classify these investments as available-for-sale securities and in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, we record these securities at fair value in Current Assets on our Condensed Consolidated Balance Sheets. In addition, we report changes in the fair value of these securities, if any, as unrealized holding gains and losses, net of the related tax effect, as a separate component of other comprehensive income until realized.

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

During the second quarter of 2007, we settled a state income tax audit. We recorded a $257,000 tax benefit and reduced our gross unrecognized tax benefit by $3.3 million as a result of this settlement. There were no material changes to the gross unrecognized tax benefit in the third quarter of 2007.

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

In the second quarter of 2007, we reversed approximately $1.0 million of accrued interest for the settlement of the above referenced state income tax audit. We accrued approximately $187,000 and $675,000 of additional interest expense related to uncertain tax positions in the three and nine months ended September 30, 2007, respectively. Accrued interest is in Accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets at September 30, 2007.

We are subject to periodic review by federal, foreign, state and local taxing authorities in the ordinary course of business. With few exceptions, we are no longer subject to examination by these taxing authorities for years prior to 2002. Currently, we have no outstanding income tax audits with the Internal Revenue Service. Our federal income tax returns have been audited or surveyed by the Internal Revenue Service through 2002. Many of our UK subsidiaries have been audited through 2003. HM Revenue and Customs is currently conducting an income tax audit of our UK subsidiaries for 2004. Lastly, we generally have several state income tax audits throughout the year since we operate in a multi-state environment. Currently, we do not expect our unrecognized tax benefits to change significantly over the next 12 months.

3. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands except per share amounts)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Basic income per common share computation:
Net income	$23,169	$19,676	$63,537	$54,694

Basic average common shares outstanding	99,071	101,025	99,951	101,595
Incremental shares from assumed exercise of stock options and restricted stock awards	1,731	2,167	2,295	2,833

Diluted average common shares outstanding	100,802	103,192	102,246	104,428

Basic net income per common share	$0.23	$0.19	$0.64	$0.54

Diluted net income per common share	$0.23	$0.19	$0.62	$0.52

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

Options to purchase approximately 205,000 and 197,000 shares of common stock that were outstanding during the three months ended September 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares for the respective periods. For the nine months ended September 30, 2007 and 2006, options to purchase approximately 149,000 and 164,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the aforementioned reason.

4. Commitments and Contingencies

We are a party to a number of lawsuits and claims arising out of the ordinary conduct of our business. In our opinion, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on us, our financial position, results of operations, or cash flows.

5. Segment Reporting

We disclose segment information in accordance with SFAS 131, Disclosure About Segments of an Enterprise and Related Information. We have four reportable segments: North American Professional Services, European Professional Services, North American Information Technology (“IT”) Services, and European IT Services. Our reportable segments offer different services, have different client bases, experience differing economic characteristics, and are managed separately as each requires different resources and marketing strategies. Our segments’ results include the results from acquisitions named in Footnote 3 to our Form 10-K for the year ended December 31, 2006, along with the results from acquisitions named in Footnote 7 to this Form 10-Q. We evaluate segment performance based on revenues, gross profit, and income before provision for income taxes. We do not allocate income taxes, interest or unusual items to the segments. In addition, we do not report total assets by segment.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Footnote 2 to our Form 10-K for the year ended December 31, 2006, and all intersegment sales and transfers are eliminated. In addition, no one customer represents more than 5% of our overall revenue.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

The following tables summarize performance, accounts receivable, and long-lived assets by segment, and revenue by geographic location:

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue
North American Professional Services	$176,120	$158,516	$512,802	$463,468
European Professional Services	144,657	111,985	398,223	315,986
North American IT Services	158,919	143,998	467,546	416,227
European IT Services	76,885	68,586	223,299	195,138

Total revenue	$556,581	$483,085	$1,601,870	$1,390,819

Gross profit
North American Professional Services	$56,750	$49,036	$162,069	$140,914
European Professional Services	44,112	32,406	117,124	90,928
North American IT Services	47,033	41,853	136,100	119,896
European IT Services	13,608	11,231	38,690	30,884

Total gross profit	$161,503	$134,526	$453,983	$382,622

Income before provision for income taxes
North American Professional Services	$18,467	$15,756	$51,215	$43,628
European Professional Services	10,408	8,630	26,965	24,518
North American IT Services	12,298	11,871	33,302	33,257
European IT Services	3,551	1,570	7,973	4,575

	44,724	37,827	119,455	105,978
Corporate expenses (1)	(7,726)	(7,160)	(22,222)	(21,105)
Other income, net	984	1,326	5,919	4,060

Total income before provision for income taxes	$37,982	$31,993	$103,152	$88,933

Geographic Areas
Revenue
North America	$335,039	$302,514	$980,348	$879,695
Europe and other	221,542	180,571	621,522	511,124

Total revenue	$556,581	$483,085	$1,601,870	$1,390,819

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

(dollar amounts in thousands)	September 30, 2007	December 31, 2006
Accounts receivable, net
North American Professional Services	$95,544	$85,477
European Professional Services	69,607	47,084
North American IT Services	125,008	98,041
European IT Services	53,766	47,836

Total accounts receivable, net	$343,925	$278,438

Long-lived assets
North American Professional Services	$199,613	$178,922
European Professional Services	188,639	143,640
North American IT Services	277,481	261,652
European IT Services	40,871	41,887

	706,604	626,101
Corporate	10,381	4,483

Total long-lived assets	$716,985	$630,584

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

6. Comprehensive Income

We disclose other comprehensive income in accordance with SFAS 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$23,169	$19,676	$63,537	$54,694
Unrealized gain on foreign currency translation adjustments (1)	6,779	1,837	15,252	18,625

Comprehensive income	$29,948	$21,513	$78,789	$73,319

(1)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

7. Business Combinations

In the nine months ended September 30, 2007, we acquired the following businesses for which purchase consideration totaled $83.9 million, of which $75.9 million was paid in cash at closing:

Name/Description	Segment	Business
Judd Farris	European Professional	Property Recruitment
Prescott Legal Search	North American Professional	Legal Staffing
Davidson Personnel, Inc.	North American Professional	Legal Staffing
Esquire Search, Ltd.	North American Professional	Legal Staffing
Employer Services Corporation	North American IT	Recruitment Process Outsourcing
The Paladin Companies, Inc.	North American IT	Marketing Staffing and Solutions

In addition, we may pay additional contingent cash consideration to the former owners based on the achievement of certain post – closing objectives. We expect that any contingent consideration paid will be recorded as goodwill.

8. Goodwill And Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for 2007 are as follows:

	Professional Services		IT Services		Total
(dollar amounts in thousands)	North America	Europe	North America	Europe
Balance as of December 31, 2006	$175,692	$137,986	$252,156	$36,278	$602,112
Acquisitions	6,732	43	5,189	—	11,964
Effect of foreign currency exchange rates	—	624	80	164	868

Balance as of March 31, 2007	182,424	138,653	257,425	36,442	614,944
Acquisitions	4,787	5,303	8,525	—	18,615
Effect of foreign currency exchange rates	—	2,706	650	711	4,067

Balance as of June 30, 2007	187,211	146,662	266,600	37,153	637,626
Acquisitions	7,990	31,979	—	—	39,969
Effect of foreign currency exchange rates	—	3,344	600	578	4,522

Balance as of September 30, 2007	$195,201	$181,985	$267,200	$37,731	$682,117

We allocated the purchase price of acquisitions in accordance with SFAS 141, Business Combinations. At September 30, 2007 and December 31, 2006, there was $11.4 million and $6.0 million, respectively, of identifiable intangible assets on our Condensed Consolidated Balance Sheets relating to our acquisitions. Identifiable intangible assets relate primarily to the value of the acquired business’ customer relationships and trade names at the acquisition date.

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

Executive Summary

We are a leading provider of business services with over 225 offices in the United States, Canada, the United Kingdom, continental Europe, Australia, and Asia. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following primary disciplines, through the following primary brands:

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

For the quarter ended September 30, 2007, our consolidated revenue increased 15.2% and our consolidated operating income increased 20.6% compared to the third quarter of the prior year. Revenue grew across all four of our segments compared to the third quarter of 2006. We believe this growth was attributable to the performance of our sales and recruiting staff, acquisitions, and favorable macroeconomic conditions for business services within our disciplines in both the United States and abroad. In addition, we benefited from the effects of changes in foreign currency, which contributed 3.5% of our consolidated revenue increase compared to the third quarter of the prior year. For the fourth quarter of 2007, we continue to believe we will experience future revenue growth. However, our fourth quarter revenue will be affected by the annual seasonal impact of holidays, which results in fewer effective billing days as compared to the third quarter, and by general macroeconomic conditions.

We target potential acquisitions that will either increase the geographic presence of our businesses or offer complementary service offerings. Our target acquisitions have generally ranged from $5 million to $25 million in annual revenue. During 2006 and through September 30, 2007, we acquired the following businesses:

Name/Description	Segment	Business	Year
Prescott Legal Search (1)	North American Professional	Legal Staffing	2007
Davidson Personnel (1)	North American Professional	Legal Staffing	2007
Esquire Search (1)	North American Professional	Legal Staffing	2007
Garelli Wong (1)	North American Professional	Accounting and Finance Staffing	2006
Pharmacy Staffing Unit of Cardinal Health (1)	North American Professional	Pharmacy Staffing	2006
Employer Services Corporation (2)	North American IT	Recruitment Process Outsourcing	2007
The Paladin Companies (2)	North American IT	Marketing Staffing and Solutions	2007
Integrated Performance Systems (2)	North American IT	Workforce Solutions	2006
Judd Farris (3)	European Professional	Property Recruitment	2007
Chronos International (3)	European Professional	European Permanent Placement	2006
Corinthe Holding BV (3)	European Professional	European Staffing	2006
Netlogic (4)	European IT	European IT Staffing	2006

(1)	Referred to herein as the “North American Professional Acquisitions.”
(2)	Referred to herein as the “North American IT Acquisitions.”
(3)	Referred to herein as the “European Professional Acquisitions.”
(4)	Referred to herein as the “European IT Acquisition.”

We continue to believe that long-term opportunities for growth in the professional services market are more robust than in the IT services market, and as a result, continue to diversify our revenue base. Revenue from our Professional Services division increased to 58% of consolidated revenue in the three months ended September 30, 2007.

We continue to look for opportunities to increase gross margin along with increasing operating leverage within each segment. We were able to increase our staffing gross margin 30 basis points to 24.1% in the third quarter of 2007 from 23.8% in the year earlier period. The staffing gross margins have increased in our North American Professional Services, European IT Services, and North American IT Services segments, and have decreased in our European Professional Services segment. As we review our gross margin trends for the three months ended September 30, 2007, gross margin has been aided by the percentage of revenue attributable to direct hire fees within each segment. Direct hire fees represented 6.5% of revenue in the third quarter of 2007, up from 5.4% in the year earlier period. The increase in direct hire fees and the aforementioned increase in staffing gross margins allowed our consolidated gross margin to reach 29.0% in the third quarter of 2007, up from 27.8% in the year earlier period.

The following detailed analysis of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the 2006 Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2006.

Results Of Operations For The Three and Nine Months Ended September 30, 2007 and 2006—Consolidated

Consolidated revenue was $556.6 million and $483.1 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 15.2%. Consolidated revenue was $1,601.9 million and $1,390.8 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 15.2%.

Consolidated gross profit was $161.5 million and $134.5 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 20.1%. Consolidated gross margin was 29.0% and 27.8% in the three months ended September 30, 2007 and 2006, respectively. Consolidated gross profit was $454.0 million and $382.6 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 18.7%. Consolidated gross margin was 28.3% and 27.5% in the nine months ended September 30, 2007 and 2006, respectively.

Consolidated operating expenses were $124.5 million and $103.9 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 19.8%. General and administrative (“G&A”) expenses, which are included in operating expenses, were $119.1 million and $99.8 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 19.3%. Consolidated operating expenses were $356.8 million and $297.7 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 19.9%. G&A expenses were $342.1 million and $286.2 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 19.5%.

Unallocated corporate expenses, included in consolidated operating expenses, pertain to certain functions such as executive management, accounting, administration, tax, and treasury that are not attributable to our operating units. Unallocated corporate expense was $7.7 million and $7.2 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 6.9%. As a percentage of revenue, unallocated corporate expense was 1.4% and 1.5% for the three months ended September 30, 2007 and 2006, respectively. Unallocated corporate expense was $22.2 million and $21.1 million in the nine months ended September 30, 2007 and 2006, respectively, increasing 5.2% in the nine months ended September 30, 2007. As a percentage of revenue, unallocated corporate expense was 1.4% and 1.5% for the nine months ended September 30, 2007 and 2006, respectively.

Consolidated operating income was $37.0 million and $30.7 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 20.5%. Operating income as a percentage of revenue was 6.6% and 6.4% for the three months ended September 30, 2007 and 2006, respectively. Consolidated operating income was $97.2 million and $84.9 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 14.5%. Operating income as a percentage of revenue was 6.1% for both the nine months ended September 30, 2007 and 2006, respectively.

Consolidated other income, net, was $1.0 million and $1.3 million in the three months ended September 30, 2007 and 2006, respectively. Consolidated other income, net, was $5.9 million and $4.1 million in the nine months ended September 30, 2007 and 2006, respectively. Included in the nine months ended September 30, 2007 was $1.0 million interest benefit from the settlement of a state income tax audit. Other income, net, primarily includes interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility.

The consolidated income tax provision was $14.8 million and $12.3 million in the three months ended September 30, 2007 and 2006, respectively. The effective tax rate was 39.0% and 38.5% in the three months ended September 30, 2007 and 2006, respectively. The consolidated income tax provision was $39.6 million and $34.2 million in the nine months ended September 30, 2007 and 2006, respectively. The effective tax rate was 38.4% and 38.5% in the nine months ended September 30, 2007 and 2006, respectively.

Consolidated net income was $23.2 million and $19.7 million in the three months ended September 30, 2007 and 2006, respectively. Consolidated net income was $63.5 million and $54.7 million in the nine months ended September 30, 2007 and 2006, respectively.

Results Of Operations For The Three and Nine Months Ended September 30, 2007 and 2006—By Business Segment

Professional Services Division

North American Professional Services Segment

Revenue in our North American Professional Services segment was $176.1 million and $158.5 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 11.1%. Revenue in our North American Professional Services segment was $512.8 million and $463.5 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 10.6%. North American Professional Acquisitions contributed $8.4 million and $19.4 million in revenue in the three and nine months ended September 30, 2007, respectively. The increase in revenue for the three and nine months ended September 30, 2007 was due primarily to revenue from internal growth, most prominently in Entegee, and acquisitions in Special Counsel and Soliant Health.

Revenue contributions from the North American Professional Services businesses for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Entegee	44.6%	44.9%	44.8%	45.0%
Special Counsel	24.2	22.4	23.1	22.4
Accounting Principals	16.6	17.3	16.4	17.2
Soliant Health	14.6	15.4	15.7	15.4

Gross profit in our North American Professional Services segment was $56.8 million and $49.0 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 15.9%. Gross profit in our North American Professional Services segment was $162.1 million and $140.9 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 15.0%. North American Professional Acquisitions contributed $4.5 million and $8.7 million in gross profit in the three and nine months ended September 30, 2007, respectively. Gross margin in our North American Professional Services segment was 32.2% and 30.9% in the three months ended September 30, 2007 and 2006, respectively, and 31.6% and 30.4% in the nine months ended September 30, 2007 and 2006, respectively. The increase in gross margin in both the three and nine months ended September 30, 2007 was due primarily to improved margins from the segment’s staffing services, and a lesser extent to an increased level of direct hire fees. Direct hire fees, which generate a higher margin, increased to 7.2% of the segment’s revenue in the three months ended September 30, 2007, from 6.9% in the year earlier period, and increased to 6.6% of the segment’s revenue in the nine months ended September 30, 2007, from 6.1% in the year earlier period.

G&A expenses in our North American Professional Services segment were $36.8 million and $32.1 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 14.6%. As a percentage of revenue, G&A expenses were 20.9% and 20.3% in the three months ended September 30, 2007 and 2006, respectively. G&A expenses in our North American Professional Services segment were $106.8 million and $93.7 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 14.0%. As a percentage of revenue, G&A expenses were 20.8% and 20.2% in the nine months ended September 30, 2007 and 2006, respectively. The increase in G&A expenses for the three and nine months ended September 30, 2007 was due to a combination of additional G&A expenses from the North American Professional Acquisitions, the increase in compensation expense related to the increases in the segment’s revenue, and additional investment in document review centers for our legal staffing business, Special Counsel.

Operating income in our North American Professional Services segment was $18.5 million and $15.8 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 17.1%. Operating income as a percentage of revenue was 10.5% and 10.0% in the three months ended September 30, 2007 and 2006, respectively. Operating income in our North American Professional Services segment was $51.2 million and $43.6 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 17.4%. Operating income as a percentage of revenue was 10.0% and 9.4% in the nine months ended September 30, 2007 and 2006, respectively.

European Professional Services Segment

Revenue in our European Professional Services segment was $144.7 million and $112.0 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 29.2%. Revenue in our European Professional Services segment was $398.2 million and $316.0 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 26.0%. Changes in foreign currency exchange rates increased revenue by $11.0 million and $35.0 million from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007, respectively. European Professional Acquisitions contributed $7.9 million and $18.0 million in revenue in the three and nine months ended September 30, 2007, respectively. Apart from the effect of changes in foreign currency exchange rates and the execution of our acquisition strategy, the increase in revenue for the three and nine months ended September 30, 2007 was due to the increased demand for our services.

Gross profit in our European Professional Services segment was $44.1 million and $32.4 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 36.1%. Gross profit in our European Professional Services segment was $117.1 million and $90.9 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 28.8%. Changes in foreign currency exchange rates increased gross profit by $3.4 million and $10.3 million from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007, respectively. European Professional Acquisitions contributed $5.1 million and $9.8 million in gross profit in the three and nine months ended September 30, 2007, respectively. Gross margin in our European Professional Services segment was 30.5% and 28.9% in the three months ended September 30, 2007 and 2006, respectively, and 29.4% and 28.8% in the nine months ended September 30, 2007 and 2006, respectively. As compared to the prior year period, staffing margins decreased in both the three and nine months ended September 30, 2007. However, the increase in direct hire fees during the three and nine months ended September 30, 2007 more than offset the lower staffing margins. Direct hire fees increased to 11.9% of the segment’s revenue for the three months ended September 30, 2007, from 9.3% in the year earlier period, and increased to 10.4% of the segment’s revenue for the nine months ended September 30, 2007, from 8.7% in the year earlier period.

G&A expenses in our European Professional Services segment were $32.5 million and $23.1 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 40.7%. As a percentage of revenue, G&A expenses were 22.5% and 20.6% in the three months ended September 30, 2007 and 2006, respectively. G&A expenses in our European Professional Services segment were $87.2 million and $64.3 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 35.6%. As a percentage of revenue, G&A expenses were 21.9% and 20.3% in the nine months ended September 30, 2007 and 2006, respectively. Apart from the effect of changes in foreign currency exchange rates, the increase in G&A expenses for the three and nine months ended September 30, 2007 was due primarily to a combination of additional G&A expenses from the European Professional Acquisitions and our investment in additional sales and recruiting personnel.

Operating income in our European Professional Services segment was $10.4 million and $8.6 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 20.9%. Operating income as a percentage of revenue was 7.2% and 7.7% in the three months ended September 30, 2007 and 2006, respectively. Operating income in our European Professional Services segment was $27.0 million and $24.5 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 10.2%. Operating income as a percentage of revenue was 6.8% and 7.8% in the nine months ended September 30, 2007 and 2006, respectively.

IT Services Division

North American IT Services Segment

Revenue in our North American IT Services segment was $158.9 million and $144.0 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 10.3%. Revenue in our North American IT Services segment was $467.5 million and $416.2 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 12.3%. North American IT Acquisitions contributed $5.0 million and $13.1 million in revenue in the three and nine months ended September 30, 2007, respectively. The increase in revenue for the three and nine months ended September 30, 2007 was due primarily to increased spending on IT initiatives by our clients and the utilization of our prior investments in additional sales and recruiting personnel.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 81.4% and 83.5% of the segment’s revenue for the three months ended September 30, 2007 and 2006, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit in our North American IT Services segment was $47.0 million and $41.9 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 12.2%. Gross profit in our North American IT Services segment was $136.1 million and $119.9 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 13.5%. North American IT Acquisitions contributed $2.4 million and $7.2 million in gross profit in the three and nine months ended September 30, 2007, respectively. Gross margin in our North American IT Services segment was 29.6% and 29.1% in the three months ended September 30, 2007 and 2006, respectively. Gross margin in our North American IT Services segment was 29.1% and 28.8% in the nine months ended September 30, 2007 and 2006, respectively. The increase in gross margin in both the three and nine months ended September 30, 2007 was due to a combination of an increased level of direct hire fees and fees generated from our Beeline unit, which both generate higher margin. Direct hire fees increased to 2.2% of the segment’s revenue for the three months ended September 30, 2007, from 1.9% in the year earlier period, and increased to 1.8% of the segment’s revenue for the nine months ended September 30, 2007, from 1.6% in the year earlier period.

G&A expenses in our North American IT Services segment were $32.7 million and $28.4 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 15.1%. As a percentage of revenue, G&A expenses were 20.6% and 19.7% in the three months ended September 30, 2007 and 2006, respectively. G&A expenses in our North American IT Services segment were $97.0 million and $82.1 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 18.1%. As a percentage of revenue, G&A expenses were 20.7% and 19.7% in the nine months ended September 30, 2007 and 2006, respectively. The increase in the segment’s G&A expenses for the three and nine months ended September 30, 2007, was due to a combination of our investment in additional sales and recruiting personnel, the increase in compensation expense related to the increases in the segment’s revenue, and additional G&A expenses from the North American IT Acquisitions.

Operating income in our North American IT Services segment was $12.3 million and $11.9 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 3.4%. Operating income as a percentage of revenue was 7.7% and 8.3% in the three months ended September 30, 2007 and 2006, respectively. Operating income in our North American IT Services segment was $33.3 million in both the nine months ended September 30, 2007 and 2006. Operating income as a percentage of revenue was 7.1% and 8.0% in the nine months ended September 30, 2007 and 2006, respectively.

European IT Services Segment

Revenue in our European IT Services segment was $76.9 million and $68.6 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 12.1%. Revenue in our European IT Services segment was $223.3 million and $195.1 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 14.5%. Changes in foreign currency exchange rates increased revenue by $5.9 million and $19.6 million from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007. The European IT Acquisition contributed $600,000 and $3.3 million in revenue in the three and nine months ended September 30, 2007, respectively.

Gross profit in our European IT Services segment was $13.6 million and $11.2 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 21.4%. Gross profit in our European IT Services segment was $38.7 million and $30.9 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 25.2%. Changes in foreign currency exchange rates increased gross profit by $1.0 million and $3.4 million from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007, respectively. The European IT Acquisition contributed approximately $200,000 and $1.0 million in gross profit in the three and nine months ended September 30, 2007. Gross margin in our European IT Services segment was 17.7% and 16.3% in the three months ended September 30, 2007 and 2006, respectively, and 17.3% and 15.8% in the nine months ended September 30, 2007 and 2006, respectively. The increase in gross margin for the three and nine months ended September 30, 2007 was due to a combination of improved margins from the segment’s staffing services and an increase in direct hire fees. Direct hire fees increased to 3.5% of the segment’s revenue for the three months ended September 30, 2007, from 2.7% in the year earlier period, and increased to 3.4% of the segment’s revenue for the nine months ended September 30, 2007, from 2.6% in the year earlier period.

G&A expenses in our European IT Services segment were $9.4 million and $9.0 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 4.4%. As a percentage of revenue, G&A expenses were 12.2% and 13.1% in the three months ended September 30, 2007 and 2006, respectively. G&A expenses in our European IT Services segment were $28.9 million and $25.0 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 15.6%. As a percentage of revenue, G&A expenses were 12.9% and 12.8% in the nine months ended September 30, 2007 and 2006, respectively. Apart from the effect of changes in foreign currency exchange rates, the increase in G&A expenses for the three and nine months ended September 30, 2007 was due primarily to a combination of the increase in compensation expense related to the increases in the segment’s revenue and additional G&A expenses from the European IT Acquisition.

Operating income in our European IT Services segment was $3.6 million and $1.6 million in the three months ended September 30, 2007 and 2006, respectively, representing an increase of 125.0%. Operating income as a percentage of revenue was 4.7% and 2.3% in the three months ended September 30, 2007 and 2006, respectively. Operating income in our European IT Services segment was $8.0 million and $4.6 million in the nine months ended September 30, 2007 and 2006, respectively, representing an increase of 73.9%. Operating income as a percentage of revenue was 3.6% and 2.4% in the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

Overview

We intend to generate stockholder value through strategic investments in our existing businesses, acquisitions, and stock repurchases, as appropriate. Changes to our liquidity have historically been due primarily to the net effect of: (i) funds generated by operations and proceeds from stock option exercises; and (ii) funds used for operations, acquisitions, repurchases of common stock and capital expenditures. While there can be no assurances in this regard, we believe that funds provided by operations and our current cash and short term investment balances, combined with funds available through our credit facility, will be sufficient to meet our presently anticipated needs for working capital, capital expenditures, repurchases of common stock and acquisitions for at least the next 12 months.

In the nine months ended September 30, 2007, cash of $165.9 million used in investing and financing activities exceeded the $82.7 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates. Our net decrease in cash in the nine months ended September 30, 2007 was due primarily to acquisitions, repurchases of our common stock, and our purchases of short term investments. In the nine months ended September 30, 2006, cash of $74.3 million used in investing and financing activities exceeded the $62.0 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates. The table below highlights working capital, cash and cash equivalents and short term investments as of September 30, 2007 and December 31, 2006, respectively:

(dollar amounts in millions)	September 30, 2007	December 31, 2006
Working capital	$290.7	$318.9

Cash and cash equivalents and short term investments	$118.9	$172.7

Operating cash flows

For the nine months ended September 30, 2007 and 2006, we generated $80.2 million and $57.8 million of cash flow from operations, respectively. The increase in cash flow from operations was due primarily to a higher level of earnings.

Investing cash flows

For the nine months ended September 30, 2007, we used $125.9 million of cash for investing activities, including $80.6 million for acquisitions, net of cash acquired, $29.4 million for short term investments, net of sale proceeds, and $15.9 million for capital expenditures. At September 30, 2007, our short term investments were comprised of auction rate securities. We classify these investments as available-for-sale securities and in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, we record these securities at fair value in Current Assets on our Condensed Consolidated Balance Sheets. In addition, we report changes in the fair value of these securities, if any, as unrealized holding gains and losses, net of the related tax effect, as a separate component of other comprehensive income until realized.

For the nine months ended September 30, 2006, we used $50.8 million of cash for investing activities, including $41.9 million for acquisitions, net of cash acquired, and $8.9 million for capital expenditures.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, for the remainder of 2007 will be approximately $4.0 million.

Financing cash flows

For the nine months ended September 30, 2007, we used $40.0 million of cash for financing activities, consisting primarily of $41.5 million for the repurchase of common stock. For the nine months ended September 30, 2006, we used $23.5 million of cash from financing activities, consisting primarily of $41.0 million for the repurchase of common stock and $7.6 million for the settlement of share-based awards, net of $13.3 million generated from stock option exercises and $11.8 million of excess tax benefits from share-based awards.

Our Board of Directors has authorized certain repurchases of our common stock. We repurchased 3.1 million shares at an aggregate cost of $41.5 million in the nine months ended September 30, 2007. Between the end of the third quarter and October 26, 2007, we repurchased 874,000 shares at a cost of $10.5 million for a total of $15.9 million shares at a cost of $174.2 million. In August 2007, our Board of Directors increased this authorization by an additional $75 million. We anticipate that we will continue to repurchase shares under this authorization in the future, to the extent we deem appropriate, as we have approximately $68.2 million remaining under this authorization as of October 26, 2007. There is no expiration date for this authorization.

Indebtedness of the Company

We have a $250 million revolving credit facility which contains certain financial and non-financial covenants relating to our operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by substantially all of our subsidiaries. The facility expires in November 2011. To date, there have been no borrowings outstanding under this facility, other than $7.8 million of standby letters of credit for certain operational matters.

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

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A to our Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007. There were no material changes to our market risk for the three and nine months ended September 30, 2007.

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

Issuer Repurchases of Equity Securities

Our Board of Directors has authorized certain repurchases of our common stock. In August 2007, our Board of Directors increased this authorization by an additional $75 million. The following table sets forth information about our common stock repurchases for the three months ended September 30, 2007. As of October 26, 2007, we have repurchased a total of 15.9 million shares at a cost of $174.2 million under this plan. We anticipate that we will continue to purchase shares under this authorization in the future as we have approximately $68.2 million remaining under this authorization as of October 26, 2007. There is no expiration date for this authorization.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2007 to July 31, 2007	558,253	$13.58	558,253	$16,568,012
August 1, 2007 to August 31, 2007	993,400	12.95	993,400	78,699,872
September 1, 2007 to September 30, 2007	—	—	—	78,699,872

Total	1,551,653	$13.18	1,551,653	$78,699,872

(1)	Based on trade date, not settlement date.

Item 6.	Exhibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.	Description
31.1*	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2*	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1*	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

*	Copy of Exhibit is filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPS GROUP, INC.

By:	/S/ ROBERT P. CROUCH
Robert P. Crouch Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: November 6, 2007