Form 10-K
period 2007-12-31
MPS GROUP INC
filed 2008-02-27
CIK 924646

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

COMMISSION FILE NUMBER: 0-24484

MPS GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3116655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Independent Drive, Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number including area code): (904) 360-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☒     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes   ☐     No   ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on, June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $1,376,604,561.

As of February 15, 2008 the number of shares outstanding of the Registrant’s common stock was 95,419,119.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of shareholders are incorporated by reference in Part III.

This Annual Report on Form 10-K contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in Part I, Item 1A under ‘Risk Factors,’ in Part II, Item 5 under ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,’ and Part II, Item 7 under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.’ In some cases, you can identify forward-looking statements by terminology such as ‘may,’ ‘should,’ ‘could,’ ‘expects,’ ‘plans,’ ‘indicates,’ ‘projects,’ ‘anticipates,’ ‘believes,’ ‘estimates,’ ‘appears,’ ‘predicts,’ ‘potential,’ ‘continues,’ ‘can,’ ‘hopes,’ ‘perhaps,’ ‘would,’ or ‘become,’ or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part II, Item 7A, under ‘Quantitative and Qualitative Disclosures About Market Risk’ should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

PART IV

15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE	50

	SIGNATURES	54

PART I

ITEM 1.	BUSINESS

References to “we,” “our,” “us,” the “Company,” or “MPS” in this Annual Report on Form 10-K refer to MPS Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Overall

MPS Group, Inc. is a leading provider of business services with over 230 offices in the United States, Canada, the United Kingdom, continental Europe, Australia, and Asia. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following primary disciplines, through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark®, Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Healthcare	Soliant Health®
Workforce Automation	Beeline®

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

We feel we are able to execute and profit from our internal growth and acquisition strategies due to our strong management team, our integrated and scalable back office support services, and the continued development of our strategic management information systems. While we look to strengthen relationships with our clients, we are not dependent upon a single customer or a limited number of customers.

We target potential acquisitions that will either increase the geographic presence of our businesses or offer complementary service offerings. Our target acquisitions have generally ranged from $5 million to $25 million in annual revenue. We acquired seven businesses in 2007 that contributed $79 million to our 2007 revenue. In 2006, we acquired six businesses that contributed $65 million to our 2006 revenue. In 2005, we acquired three businesses that contributed $52 million to our 2005 revenue.

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

Segments

We present the financial results of our operations under our four reporting segments: North American Professional Services, International Professional Services, North American IT Services and International IT Services. In addition, we have both a Professional Services and an IT Services division. The Professional Services division is comprised of the North American Professional Services segment and the International Professional Services segment. The IT services division is comprised of the North American IT Services segment and the International IT Services segment. The table below highlights the percentage contribution of revenue and gross profit from our four segments for 2007 and 2006:

	2007 Revenue	2006 Revenue	2007 Gross Profit	2006 Gross Profit
North American Professional Services	31.8%	32.9%	35.3%	36.6%
International Professional Services	25.2%	23.0%	26.4%	23.8%

Professional Services Division	57.0%	55.9%	61.7%	60.4%

North American IT Services	28.9%	29.9%	29.7%	31.3%
International IT Services	14.1%	14.2%	8.6%	8.3%

IT Services Division	43.0%	44.1%	38.3%	39.6%

North American Segments	60.7%	62.8%	65.0%	67.9%
International Segments	39.3%	37.2%	35.0%	32.1%

Additional financial information relating to our segments can be found in Footnote 15 to the Consolidated Financial Statements.

Professional Services Division

Our Professional Services division provides specialized staffing and recruiting in the disciplines of accounting and finance, law, engineering, healthcare, and property for varying periods of time to companies or other organizations (including government agencies) that have a need for such personnel, but are unable to, or choose not to, engage certain personnel as their own employees. Businesses increasingly view the use of temporary employees as a means of controlling personnel costs and converting the nature of such costs from fixed to variable. Examples of client needs for staffing solutions include the need for specialized or highly-skilled personnel for the completion of a specific project or subproject, substitution for regular employees during vacation or sick leave, and staffing of high turnover positions or during seasonal peaks.

We operate this division under a variable cost business model whereby revenue and cost of revenue are primarily recognized and incurred on a time-and-materials basis. The vast majority of our billable consultants are compensated on an hourly basis only for the hours which are billed to our clients.

Clients also hire our skilled consultants on a permanent basis, whether it is from a conversion of a temporary assignment to, or a direct placement of, a full-time position. We earn a one-time fee for these services. These fees represent approximately 8% of this division’s revenue.

The principal national and international competitors of our Professional Services division include Robert Half International Inc., Resources Connection, Inc., Spherion Corporation, Kelly Law Registry, Adecco SA, Michael Page International, Robert Walters PLC, Hays PLC, AMN Healthcare Services, Inc., On Assignment Inc., Kforce Inc., Aerotek (a division of Allegis Group), Hudson Highland Group Inc., and CDI Corporation.

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

Entegee

Entegee provides technical and engineering strategic workforce solutions. From on-site management consulting and in-house project services to temporary and direct placement, Entegee combines industry knowledge and experience to fill highly skilled technical and engineering positions. These positions include, but are not limited to, engineers, designers, drafters, inspectors and assemblers. Entegee operates through a domestic network of national practice branches with offices in 19 markets, and employed approximately 2,900 billable consultants at the end of 2007. Entegee also provides engineering and drafting design services through two company-owned centers that utilize state-of-the-art computer technology. Its primary clients include government, aerospace and defense contractors, manufacturing and engineering companies.

Special Counsel

Special Counsel staffs temporary and full-time employees in attorney, paralegal, legal administrative and legal secretarial positions for workload management, litigation support, business transaction support, pre-litigation and document management support, as well as e-discovery, medical document review, deposition digesting, court reporting and other trial-related services. Special Counsel has a network of 48 offices across the United States, and employed approximately 1,700 billable consultants at the end of 2007. Its primary clients are Fortune 1000 companies and law firms. In 2007, Special Counsel’s geographic footprint and market penetration were expanded by the acquisition of three legal staffing businesses.

Accounting Principals

Accounting Principals specializes in placing a broad spectrum of temporary and full-time employees in accounting and finance, tax, and audit positions. Accounting Principals’ temporary staffing services allow its customers to better manage personnel costs through uneven or peak work load levels. Accounting Principals has a network of 41 offices across the United States, and employed approximately 1,500 billable consultants at the end of 2007.

Soliant Health

Soliant Health specializes primarily in placing traveling healthcare professionals in the areas of nursing, physical and occupational therapy, speech and language therapy, along with imaging technicians. Soliant Health operates through a domestic network of national practice branches with offices in 7 locations. Soliant Health employed approximately 1,000 consultants at the end of 2007, and its clients include hospitals and healthcare providers across the United States. In 2007, we expanded Soliant Healths’ recruitment pipeline with the acquisition of a job board business.

International Professional Services Segment

Since 1980, our International Professional Services business, Badenoch & Clark, has specialized in placing temporary, permanent, and contract employees in accounting and finance, financial services, legal, human resources, and marketing positions. Badenoch & Clark has 19 offices across the United Kingdom along with offices in Belgium, Germany, Hungary, Luxembourg, the Netherlands, Australia, Hong Kong, and Singapore. Badenoch & Clark employed approximately 4,900 billable consultants at the end of 2007. In 2007, we expanded Badenoch & Clark’s service offerings in the United Kingdom and geographic footprint into Australia and Asia with the acquisition of a property recruitment services business.

IT Services Division

Our IT Services division provides specialty staffing, consulting and business solutions, and marketing and creative solutions under the brands/operating units Modis, Modis International, Idea Integration and Beeline. We utilize the brand Modis in both our North American and International segments; however, the overall business culture distinguishes the operation of these two segments.

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

The principal national and international competitors of our IT Services division include Keane, Inc., Comsys IT Partners, Inc., CIBER, Inc., Adecco Information Technology (a division of Adecco SA), Hays PLC, Elan, and TEKsystems (a division of Allegis Group). In addition, we may compete against the internal management information services and IT departments of our clients and potential clients.

North American IT Services Segment

Modis

Modis specializes in the placement of IT contract consultants for IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support for application development, systems integration, and enterprise application integration. Modis has a network of 49 offices across the United States and Canada, and employed approximately 4,000 billable consultants at the end of 2007. Its primary clients are Fortune 1000 companies.

Idea Integration

Idea Integration specializes in Web design and development, application development, digital data management, business intelligence, infrastructure and security, and interactive marketing. Idea utilizes both salaried and hourly consultants to deliver solutions to its clients, which include Fortune 1000 companies, government and middle-market companies. In 2007, we enhanced Idea Integration’s market penetration and product offerings with the acquisition of a marketing staffing and solutions business.

Beeline

Beeline provides software-based workforce solutions that allow leading companies, healthcare organizations and government entities to effectively manage employee recruitment, development, and retention. Beeline streamlines the deployment of permanent, contract and project based labor through learning management, performance management, talent management, and eLearning. Beeline operates primarily in the United States and its’ clients include leading global companies, healthcare organizations, and government entities.

Beeline maintains a full-time staff to support its operations and seeks to collect a service charge based upon the usage of this service. Subsequent to the initial start up costs and time, minimal cost and resources are required by the client for the usage of Beeline’s services. In 2007, we expanded Beeline’s product offerings with the acquisition of a recruitment process outsourcing business.

International IT Services segment

Our International IT Services segment is comprised of Modis International. Headquartered in the United Kingdom, Modis International specializes in providing IT contract consultants and solutions similar to Modis. Modis International’s customers include FTSE 1000 companies and government entities throughout the United Kingdom and certain continental European markets. Modis International, and its predecessors, has been in operation for over 30 years. It has 11 offices across the United Kingdom, and an office each in Belgium, Germany, Poland, and the Netherlands. It employed approximately 2,200 billable consultants at the end of 2007.

Employees

MPS employed approximately 18,700 consultants and approximately 3,500 full-time staff employees at the end of 2007. Approximately 280 of the employees work at corporate headquarters.

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

In many countries, including the United States and the United Kingdom, staffing services firms are considered the legal employers of the temporary consultants while the consultant is on assignment with a company client. Therefore, laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination, and workers’ compensation govern us. In other countries, staffing services firms, while not the direct legal employer of the consultant, are still responsible for collecting taxes and social security deductions and transmitting such amounts to the taxing authorities.

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

ITEM 1A.	RISK FA CTORS

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

Our market is highly competitive with low barriers to entry. Our industry is intensely competitive and highly fragmented, and the barriers to entry are quite low. There are many competitors, and new ones are entering the market continually. In addition, some of these competitors have greater resources than us. Competition arises locally, regionally, nationally, internationally and in certain cases from remote locations, particularly from offshore locations such as India and China. This competition could make it difficult to maintain our current revenue levels and profit margins.

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

Our business requires a qualified candidate pool, which we may not be able to recruit or maintain. Our staffing services consist of the placement of individuals seeking employment in specialized IT and professional positions. Some of these sectors are characterized by a shortage of qualified candidates. There can be no assurance that suitable candidates for employment will continue to be available or will continue to seek employment through us. Candidates generally seek temporary or regular positions through multiple sources, including our competitors and us. Any shortage of qualified candidates could materially adversely affect us.

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

ITEM 1B.	UNRESOL VED STAFF COMMENTS

There are no unresolved comments from the Staff of the Securities and Exchange Commission concerning our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

Our corporate headquarters, located in Jacksonville, Florida, is on lease through 2012. Our business services are conducted through more than 230 offices located in the United States, Canada, the United Kingdom, continental Europe, Australia, and Asia. Almost all of our offices are on lease, with the terms of an average office lease being from three to six years.

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

ITEM 4.	SUBMISSION O F MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Related Matters

The following table sets forth the high and low sale prices of our common stock, as reported by the NYSE, during the two years ended December 31, 2007:

	2007		2006
	High	Low	High	Low
Period:
First Quarter	$15.97	$13.44	$16.27	$12.66
Second Quarter	$15.11	$12.91	$17.80	$13.80
Third Quarter	$16.08	$11.07	$15.98	$11.58
Fourth Quarter	$13.48	$10.27	$16.48	$14.11

See the factors set forth above in ‘Risk Factors,’ for factors that may impact the price of our common stock. As of February 15, 2008, there were approximately 879 holders of record of our common stock.

We have never paid, nor do we currently intend to pay, a cash dividend or other cash distribution with respect to our common stock.

Issuer Repurchases of Equity Securities

Our Board of Directors has authorized certain repurchases of our common stock. Our Board of Directors increased this authorization by an additional $75 million in both August of 2007 and January of 2008. For 2007, we repurchased 7.8 million shares at a cost of $95.1 million. The following table sets forth information about our common stock repurchases for the three months ended December 31, 2007. As of February 15, 2008, we have repurchased a total of 21.2 million shares at a cost of $231.8 million under this plan. We anticipate that we will continue to purchase shares under this authorization in the future as we have approximately $85.7 million remaining under this authorization as of February 15, 2008. There is no expiration date for this authorization.

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2007 to October 31, 2007	1,154,796	$11.97	1,154,796	$64,881,270
November 1, 2007 to November 30, 2007	2,232,800	11.30	2,232,800	39,652,865
December 1, 2007 to December 31, 2007	1,350,900	10.75	1,350,900	25,134,430

Total	4,738,496	$11.30	4,738,496	$25,134,430

(1)	Based on trade date, not settlement date.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph and table compare the cumulative total return of our common stock, the NYSE composite market index (U.S. companies), and an index of selected publicly traded employment services and consulting companies (the “Self-Determined Peer Group”), as described below, for the period beginning December 31, 2002 and ending December 31, 2007 (the last trading dates in our 2002 and 2007 fiscal years), assuming an initial investment of $100 and the reinvestment of any dividends. We obtained the information reflected in the graph and table from independent sources we believe to be reliable, but we have not independently verified the information.

Total Returns Index for:	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
MPS Group, Inc	100.00	168.77	221.30	246.75	255.96	197.47
NYSE Composite	100.00	131.73	151.45	165.62	199.52	217.21
Self-Determined Peer Group	100.00	140.57	167.00	215.15	217.02	160.96
Companies in the Self-Determined Peer Group
CDI Corporation	Kforce Inc
Comsys IT Partners Inc	On Assignment Inc
Hudson Highland Group Inc	Robert Half International, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended
(amounts in thousands except common share amounts)	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Consolidated Statements of Operations data:
Revenue	$2,171,835	$1,876,622	$1,684,699	$1,426,842	$1,096,030
Cost of revenue	1,549,547	1,359,580	1,242,331	1,066,055	808,890

Gross profit	622,288	517,042	442,368	360,787	287,140
Operating expenses	488,652	402,498	355,382	309,551	251,623
Exit recapture	—	—	—	(897)	(284)

Operating income	133,636	114,544	86,986	52,133	35,801
Other income, net	6,911	5,991	3,799	1,437	553

Income from continuing operations before income taxes and cumulative effect of accounting change	140,547	120,535	90,785	53,570	36,354
Provision for income taxes	53,459	45,321	31,188	18,150	14,519

Income from continuing operations before cumulative effect of accounting change	87,088	75,214	59,597	35,420	21,835
Discontinued operations: (1)
Loss from discontinued operations, net of tax	—	—	—	—	(2,395)
Loss on sale of discontinued operations, net of tax	—	—	—	—	(20,675)

Net income (loss)	$87,088	$75,214	$59,597	$35,420	$(1,235)

Basic income (loss) per common share:
From continuing operations	$0.88	$0.74	$0.59	$0.34	$0.21

From discontinued operations	$—	$—	$—	$—	$(0.02)

From sale of discontinued operations	$—	$—	$—	$—	$(0.20)

Basic income (loss) per common share	$0.88	$0.74	$0.59	$0.34	$(0.01)

Diluted income (loss) per common share:
From continuing operations	$0.86	$0.72	$0.56	$0.33	$0.21

From discontinued operations	$—	$—	$—	$—	$(0.02)

From sale of discontinued operations	$—	$—	$—	$—	$(0.20)

Diluted income (loss) per common share	$0.86	$0.72	$0.56	$0.33	$(0.01)

Basic average common shares outstanding	98,998	101,340	101,719	102,804	101,680

Diluted average common shares outstanding	101,086	104,090	105,832	106,842	104,518

	December 31,
(amounts in thousands)	2007	2006	2005	2004	2003
Consolidated Balance Sheet data:
Working capital	$265,150	$318,879	$279,859	$232,133	$216,879
Total assets	$1,209,651	$1,142,279	$1,028,006	$954,604	$893,151
Stockholders’ equity	$976,345	$963,298	$876,040	$835,663	$793,462

(1)	The loss from discontinued operations and the loss on sale are related to the discontinued outplacement unit, sold in December 2003.

ITEM 7.	M ANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MPS Group, Inc. is a leading provider of business services with over 230 offices in the United States, Canada, the United Kingdom, continental Europe, Australia, and Asia. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines and through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark®, Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Healthcare	Soliant Health®
Workforce Automation	Beeline®

We present the financial results of the above brands under our four reporting segments: North American Professional Services, International Professional Services, North American IT Services and International IT Services.

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

From time to time we may measure certain financial information excluding the effect of acquisitions. Such financial data that excludes the effect of businesses we acquire is not a GAAP financial measure. We believe presenting some results excluding the effects of businesses we acquire is helpful to investors because it permits a comparison of the performance of our core internal operations from period to period. Additionally, certain internal reporting and compensation targets are based on the performance of core internal operations. The effect of a business we acquire is generally excluded for only the first 12 months following the acquisition date. Subsequent to this, a business is considered to be integrated for reporting purposes. Again, however, such measures should be considered only in conjunction with the correlative measures that include the results from acquisitions, as calculated and presented in accordance with GAAP.

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

Allowance for Doubtful Accounts

We regularly monitor and assess our risk of not collecting amounts we are owed by our customers. This evaluation is based upon a variety of factors including, an analysis of amounts current and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, we record an allowance for uncollectible accounts for this risk. Our allowance for doubtful accounts, as a percentage of gross accounts receivable was 5.8%, 5.0% and 4.6% as of December 31, 2007, 2006 and 2005 respectively. The increase from 2006 to 2007 in the allowance for doubtful accounts as a percentage of gross accounts receivable was primarily due to the write-off of receivables from one customer, the vendor management service provider, Ensemble Chimes Global, which filed bankruptcy. As of December 31, 2007, a five-percentage point deviation in our allowance for doubtful accounts would have resulted in an increase or decrease to the allowance of $1.0 million. This analysis requires us to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

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

Our tax basis in tax-deductible goodwill is deducted in our income tax returns. Accordingly, we expect future tax deductions of $296.2 million associated with tax-deductible goodwill. While these deductions are expected to span the next fifteen years, approximately 72% are anticipated to be generated over the next five years. In addition, we have a net deferred tax liability as of December 31, 2007, and a net deferred tax asset as of December 31, 2006. The components of our net deferred tax liabilities and assets, as well as other information on income taxes can be found in Footnote 7 to the Consolidated Financial Statements.

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

We performed valuation testing during the fourth quarters of 2007, 2006 and 2005 (our designated timing of the annual impairment test under SFAS No. 142) and did not incur any impairment. We plan to perform our next annual impairment review during the fourth quarter of 2008. An impairment review prior to our next scheduled annual review may be required if certain events occur, including lower than forecasted earnings levels for various reporting units. A negative variation in the economic condition of the United States, United Kingdom or of any of the other foreign countries in which we do business may severely reduce demand for our services and thereby significantly reduce earnings levels for our reporting units. In addition, changes to other assumptions could significantly impact our estimate of the fair value of our reporting units. Lower than forecasted earnings levels, or changes to other assumptions may result in a goodwill impairment charge, which could have a significant impact on the reportable segments that include the related reporting units and the Consolidated Financial Statements.

We used an equally blended value of a discounted cash flow analysis and market comparables analysis to arrive at fair value for SFAS No. 142. For the discounted cash flow analysis, significant assumptions included expected future revenue growth rates, reporting unit profit margins, working capital levels and a discount rate. The revenue growth rates and reporting unit profit margins are based, in part, on our expectation of a stable economic environment. Negative variations in economic conditions would adversely impact revenue growth rates and reporting unit profit margins. Market comparables included a comparison of the market ratios and performance fundamentals from comparable companies. The use of these measurement criteria is consistent with the underlying concepts used in determining the fair value of a company or reportable unit under the market approach. The market ratios we used refer to the multiples of revenue and earnings of comparable companies and the performance fundamentals refer to the consideration of the effects of the differences in the operating metrics, i.e., growth rates, operating margins, gross margins, etc., on our value versus the comparable companies. Additional information on Goodwill can be found in Footnote 5 to the Consolidated Financial Statements.

We amortize the cost of identifiable intangible assets (either through acquisition or as part of our internally generated intellectual property) over their estimated useful lives unless such lives are deemed indefinite. We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset.

Share-Based Compensation

Under our employee and director share-based compensation plans, participants have received or may receive grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance shares. For 2007, we have solely utilized restricted stock for our share-based awards. Historically, we have utilized both restricted stock and stock options.

Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, using the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006; accordingly, prior periods have not been restated. SFAS 123R requires the recognition of expense only for awards that are expected to vest, rather than recording forfeitures when they occur as previously permitted. Our forfeiture rates are based mainly upon historical share-based compensation cancellations. However, if the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $100,000 increase or decrease in compensation expense related to restricted stock units for the year ended December 31, 2007. Additional information on share-based compensation can be found in Footnote 9 to the Consolidated Financial Statements.

EXECUTIVE SUMMARY

In 2007, our consolidated revenue increased 16% and our consolidated operating income increased 17% compared to 2006. Revenue from our Professional Services businesses and our IT Services businesses increased 18% and 13%, respectively, compared to 2006. We believe this growth was attributable to the performance of our sales and recruiting staff, acquisitions, and favorable macroeconomic conditions for the types of services we provide in both the United States and abroad. While we believe we will experience revenue growth in 2008, our business is very dependant on the macroeconomic conditions in the markets in which we operate, particularly the United States and United Kingdom. Any negative variation in such macroeconomic conditions will likely cause a downturn in demand for our services, which would negatively impact our financial results.

We target potential acquisitions that will either increase the geographic presence of our businesses or offer complementary service offerings. Our target acquisitions have generally ranged from $5 million to $25 million in annual revenue. From 2005 to 2007, we completed sixteen acquisitions. Eight acquisitions were completed within our North American Professional Services segment that expanded our geographic footprint and increased market penetration in our legal, and accounting and finance units, and increased our service offerings and recruitment pipeline in our healthcare unit. We refer to these acquisitions herein as the North American Professional Acquisitions. Four acquisitions were completed within our North American IT Services segment that increased our service offerings and market penetration in our IT solutions and work force automation units. We refer to these acquisitions herein as the North American IT Acquisitions. Three acquisitions were completed within our International Professional Services segment that increased our service offerings and geographic footprint. We refer to these acquisitions herein as the International Professional Acquisitions. One acquisition was completed within our International IT Services segment that increased our market penetration. We refer to this acquisition herein as the International IT acquisition.

We continue to believe that long-term opportunities for growth in the professional services market may be more robust than in the IT services market, and as a result, we continue to diversify our revenue base. Revenue from our Professional Services division represented 57% of consolidated revenue in 2007, compared to 56% in 2006 and 54% in 2005.

We continue to look for opportunities to increase gross margin, which can be accomplished through better management of the bill and pay rate spread, acquiring companies with higher margins, and focusing more resources on direct hire. In addition, we aim to leverage existing staff while investing in future growth opportunities and personnel. We were able to increase our staffing services gross margin 30 basis points to 24.3% in 2007 from 24.0% in 2006. The staffing gross margin increases in our North American Professional Services segment, our North American IT segment, and our International IT segment more than offset the decrease in staffing gross margins in our International Professional Services segment. Gross margin has been aided by the percentage of revenue attributable to direct hire fees within each segment. Direct hire fees now represent 5.8% of revenue, up from 4.7% in 2006.

The following detailed analysis of operations should be read in conjunction with the 2007 Consolidated Financial Statements and related footnotes included elsewhere in this Form 10-K.

Results of Operations for the Three Years Ended December 31, 2007—Consolidated

Consolidated revenue was $2,171.8 million, $1,876.6 million, and $1,684.7 million in 2007, 2006 and 2005, respectively, increasing by 15.7% and 11.4% in 2007 and 2006, respectively.

Consolidated gross profit was $622.3 million, $517.0 million, and $442.4 million in 2007, 2006 and 2005, respectively, increasing by 20.4% and 16.9% in 2007 and 2006, respectively. The consolidated gross margin was 28.7%, 27.5% and 26.3% in 2007, 2006 and 2005, respectively.

Consolidated operating expenses were $488.7 million, $402.5 million, and $355.4 million, in 2007, 2006 and 2005, respectively, increasing by 21.4% and 13.3% in 2007 and 2006, respectively. General and administrative (G&A) expenses, which are included in operating expenses, were $468.5 million, $386.6 million, and $340.1 million, in 2007, 2006 and 2005, respectively, increasing by 21.2% and 13.7% in 2007 and 2006, respectively.

Unallocated corporate expenses, included in consolidated operating expenses, pertain to certain functions, such as executive management, accounting, administration, tax, and treasury that are not attributable to our operating units. Unallocated corporate expenses were $30.4 million, $28.1 million and $25.4 million, in 2007, 2006 and 2005, respectively, increasing 8.2% and 10.6% in 2007 and 2006, respectively. As a percentage of revenue, unallocated corporate expenses were 1.4% for 2007, and 1.5% for 2006 and 2005. The increase in unallocated corporate expense in both 2007 and 2006 was due primarily to a combination of higher compensation and benefits costs, and an increase in non-cash compensation expense from our use of restricted stock.

Consolidated operating income was $133.6 million, $114.5 million, and $87.0 million in 2007, 2006 and 2005, respectively, increasing by 16.7% and 31.6% in 2007 and 2006, respectively. Operating income as a percentage of revenue was 6.2%, 6.1% and 5.2% in 2007, 2006 and 2005, respectively.

Consolidated other income, net, was $6.9 million, $6.0 million, and $3.8 million in 2007, 2006 and 2005, respectively. Other income, net, primarily includes interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility.

The consolidated income tax provision was $53.5 million, $45.3 million, and $31.2 million in 2007, 2006 and 2005, respectively. The effective tax rate was 38.0%, 37.6% and 34.4%, for 2007, 2006 and 2005, respectively. Included in the 2007, 2006 and 2005 tax provisions were $1.6 million, $1.1 million and $3.3 million, respectively, of tax benefits due primarily to valuation allowance reductions associated with state net operating loss, foreign tax credit carryforwards, and favorable settlements of certain state income tax audits.

Consolidated net income was $87.1 million, $75.2 million and $59.6 million, in 2007, 2006 and 2005, respectively.

Results of Operations for the Three Years Ended December 31, 2007 – By Business Segment

Professional Services division

North American Professional Services segment

Revenue in our North American Professional Services segment was $690.1 million, $617.2 million, and $537.3 million, for 2007, 2006 and 2005, respectively, increasing by 11.8% and by 14.9% in 2007 and 2006, respectively. North American Professional Acquisitions contributed $26.4 million, $33.2 million, and $47.5 million in revenue in 2007, 2006 and 2005, respectively. The increase in revenue for 2007 was due primarily to internal growth, most notably in the segment’s Entegee business unit, and to a lesser extent due to acquisitions, most notably in the segment’s Special Counsel business unit. The increase in revenue for 2006 was due primarily to revenue from acquisitions and internal growth, most notably in the segment’s Soliant Health and Entegee business units.

Revenue contribution from the North American Professional Services businesses for 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Entegee	44.6%	44.9%	45.7%
Special Counsel	23.4	22.2	24.1
Accounting Principals	16.2	16.9	17.6
Soliant Health	15.8	16.0	12.6

Gross profit in our North American Professional Services segment was $219.8 million, $189.1 million, and $160.4 million, for 2007, 2006 and 2005, respectively, increasing by 16.2% and by 17.9% in 2007 and 2006, respectively. North American Professional Acquisitions contributed $12.0 million, $10.7 million, and $17.0 million in gross profit in 2007, 2006 and 2005, respectively. Gross margin in our North American Professional services segment was 31.9%, 30.6% and 29.9% in 2007, 2006 and 2005, respectively. While direct hire fees and gross margins from the segment’s staffing services increased in both 2007 and 2006, the increase in gross margin for both years was due primarily to the improved staffing services gross margins, most notably in the segment’s Entegee business unit. Direct hire fees, which generate higher margin, increased to 6.5% of the segment’s revenue in 2007, from 5.9% and 5.6% in 2006 and 2005, respectively.

G&A expenses in our North American Professional Services segment were $143.5 million, $125.1 million, and $110.8 million, in 2007, 2006 and 2005, respectively, increasing by 14.7% and by 12.9% in 2007 and 2006, respectively. As a percentage of revenue, G&A expenses were 20.8%, 20.3%, and 20.6% for 2007, 2006 and 2005, respectively. The increase in G&A expenses for both 2007 and 2006 was due primarily to the increase in compensation expense related to the increases in the segment’s revenue and additional G&A from North American Professional Acquisitions.

Operating income was $70.9 million, $59.2 million, and $44.5 million in 2007, 2006 and 2005, respectively, increasing by 19.8% and by 33.0% in 2007 and 2006, respectively. Operating income as a percentage of revenue was 10.3%, 9.6% and 8.3% in 2007, 2006 and 2005, respectively.

International Professional Services segment

Revenue in our International Professional Services segment was $547.5 million, $431.4 million, and $364.8 million, for 2007, 2006 and 2005, respectively, increasing by 26.9% and by 18.3% in 2007 and 2006, respectively. Changes in foreign currency exchange rates increased revenue by $44.1 million from 2006 to 2007, and by $5.3 million from 2005 to 2006. International Professional Acquisitions contributed $30.4 million and $22.8 million in revenue in 2007 and 2006, respectively. Apart from changes in foreign currency exchange rates and acquisitions, the increase in revenue in 2007 and 2006 was due to increased demand for our services. This revenue growth was driven primarily by our public sector clients, and to a lesser extent our financial and legal sector clients.

Gross profit in our International Professional Services segment was $164.1 million, $123.1 million, and $104.3 million, in 2007, 2006 and 2005, respectively, increasing by 33.3% and by 18.0% in 2007 and 2006, respectively. Changes in foreign currency exchange rates increased gross profit by $13.2 million from 2006 to 2007, and by $1.5 million from 2005 to 2006. International Professional Acquisitions contributed $17.6 million and $10.9 million in gross profit in 2007 and 2006, respectively. Gross margin in our International Professional Services segment was 30.0%, 28.5%, and 28.6% in 2007, 2006 and 2005, respectively. The increase in gross margin in 2007 was due to increased direct hire fees, as these direct hire fees more than offset the reduced gross margin from the segment’s staffing services. Direct hire fees increased to 10.8% of the segment’s revenue in 2007, from 8.5% and 7.6% in 2006 and 2005, respectively. The gross margin from the segment’s staffing services decreased in 2006 and 2007 primarily due to the mix of staffing services, as revenue from our public sector clients increased. The gross margin on public sector business is lower than that of our other clients. As this staffing gross margin decrease was expected, we concentrated on growing our direct hire revenue to maintain the overall gross margin. While gross margin on our public sector clients appears to have stabilized, and while we executed on our gross margin strategy in 2007, if we do experience a negative variation in macroeconomic conditions this trend may not continue in 2008.

G&A expenses in our International Professional Services segment were $122.6 million, $88.1 million, and $76.3 million, in 2007, 2006 and 2005, respectively, increasing by 39.2% and by 15.5% in 2007 and 2006, respectively. As a percentage of revenue, G&A expenses were 22.4%, 20.4%, and 20.9%, for 2007, 2006 and 2005, respectively. The increase in G&A expenses for both 2007 and 2006 was due primarily to additional sales and recruiting personnel, increases in compensation expense related to the increases in the segment’s revenue, and additional G&A expenses from the International Professional Acquisitions.

Operating income was $37.3 million, $31.9 million, and $26.1 million in 2007, 2006 and 2005, respectively, increasing by 16.9% and by 22.2% in 2007 and 2006, respectively. Operating income as a percentage of revenue was 6.8%, 7.4% and 7.2% in 2007, 2006 and 2005, respectively.

IT Services division

North American IT Services segment

Revenue in our North American IT Services segment was $628.6 million, $561.0 million, and $510.5 million, for 2007, 2006 and 2005, respectively, increasing by 12.0% and 9.9% in 2007 and 2006, respectively. North American IT Acquisitions contributed $18.8 million and $6.6 million in revenue in 2007 and 2006, respectively. The increase in revenue in both 2007 and 2006 was due primarily to increased spending on IT initiatives by our clients and our investment in additional sales and recruiting personnel.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 81.8%, 84.2% and 85.4% of the segment’s revenue for 2007, 2006 and 2005, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit in our North American IT Services segment was $184.8 million, $162.0 million, and $142.2 million, in 2007, 2006 and 2005, respectively, increasing by 14.1% and 13.9% in 2007 and 2006, respectively. North American IT Acquisitions contributed $9.7 million and $2.8 million in gross profit in 2007 and 2006, respectively. Gross margin in our North American IT Services segment was 29.4%, 28.9% and 27.9% in 2007, 2006 and 2005, respectively. Direct hire fees and fees generated from our Beeline unit, which both generate higher margin than the segment’s staffing services, increased in both 2007 and 2006. The increase in these higher margin fees in 2007 more than offset the decrease in gross margins from the Modis staffing services. In 2007, Modis experienced both an increase in bill rates and pay rates to our billable employees which resulted in a slight decrease in staffing gross margins.

G&A expenses in our North American IT Services segment were $134.1 million, $110.8 million, and $98.1 million, in 2007, 2006 and 2005, respectively, increasing by 21.0% and 12.9% in 2007 and 2006, respectively. As a percentage of revenue, G&A expenses were 21.3%, 19.8%, and 19.2%, for 2007, 2006 and 2005, respectively. The increase in G&A expenses for both 2007 and 2006 was due primarily to the increase in compensation expense related to this segment’s increases in revenue and our investment in additional sales and recruiting personnel.

Operating income was $42.8 million, $45.1 million, and $37.3 million in 2007, 2006 and 2005, respectively, decreasing by 5.1%, and increasing by 20.9% in 2007 and 2006, respectively. Operating income as a percentage of revenue was 6.8%, 8.0% and 7.3% in 2007, 2006 and 2005, respectively.

International IT Services segment

Revenue in our International IT Services segment was $305.7 million, $267.1 million, and $272.2 million, for 2007, 2006 and 2005, respectively, increasing by 14.5% in 2007 and decreasing by 1.9% in 2006. Changes in foreign currency exchange rates increased revenue by $24.6 million from 2006 to 2007, and by $3.3 million from 2005 to 2006. The International IT Acquisition contributed $3.3 million and $2.7 million in revenue in 2007 and 2006, respectively. The increase in revenue in 2007 was due primarily to changes in foreign currency exchange rates, and the increased spending on IT initiatives by our UK market clients. The decrease in revenue in 2006 was due primarily to the scaling back of relationships with certain low-margin, high-volume clients which we began in 2005 and completed in 2006.

Gross profit in our International IT Services segment was $53.6 million, $42.8 million, and $35.5 million, in 2007, 2006 and 2005, respectively, increasing by 25.2% and 20.6% in 2007 and 2006, respectively. Changes in foreign currency exchange rates increased gross profit by $4.3 million from 2006 to 2007, and by $523,000 from 2005 to 2006. Gross margin in our International IT Services segment was 17.5%, 16.0%, and 13.0% in 2007, 2006 and 2005, respectively. The increase in gross margin in 2006 and 2007 was due primarily to the positive margin impact from the scaling back of relationships with certain low-margin, high-volume clients in the United Kingdom in order to focus on higher-margin clients in both the United Kingdom and continental Europe.

G&A expenses in our International IT Services segment were $37.9 million, $34.4 million, and $29.5 million, in 2007, 2006 and 2005, respectively, increasing by 10.2% and 16.6% in 2007 and 2006, respectively. As a percentage of revenue, G&A expenses were 12.4%, 12.9%, and 10.8%, for 2007, 2006 and 2005, respectively. The increase in G&A expenses in 2007 and 2006 was due to changes in foreign exchange rates and the increase in compensation expense related to the increases in the segment’s gross profit, net of expense savings associated with exiting unprofitable operations and management restructuring.

Operating income was $13.1 million, $6.5 million, and $4.5 million in 2007, 2006 and 2005, respectively, increasing by 101.5% and by 44.4% in 2007 and 2006, respectively. Operating income as a percentage of revenue was 4.3%, 2.4% and 1.7% in 2007, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We intend to generate stockholder value through strategic investments in our existing businesses, acquisitions, and stock repurchases, as appropriate. Changes to our liquidity have historically been due primarily to the net effect of: (i) funds generated by operations and stock option exercises; and (ii) funds used for operations, acquisitions, repurchases of common stock and capital expenditures. While there can be no assurances in this regard, we believe that funds provided by operations, our current cash balances and borrowings available under our credit facility will be sufficient to meet our presently anticipated needs for working capital, capital expenditures, repurchases of common stock and acquisitions for at least the next 12 months.

In 2007, the $200.9 million used in investing and financing activities exceeded the $133.5 million provided from operating activities and the effect of changes in foreign currency exchange rates. Our net decrease of cash in 2007 was due primarily to a higher level of cash spent on repurchases of stock and acquisitions. In 2006, cash of $113.3 million provided from operating activities and the effect of changes in foreign currency exchange rates, exceeded the $83.6 million used in investing and financing activities. Our net increase of cash in 2006 was due primarily to a higher level of cash provided by operations and the positive translation impact from changes in foreign currency exchange rates. In 2005, cash of $91.9 million provided from operating activities, exceeded the $55.4 million used in investing activities, financing activities, and the effect of changes in foreign currency exchange rates. Our net increase of cash in 2005 was due primarily to a higher level of cash provided by operations and less cash spent on acquisitions. The below table highlights working capital and cash, cash equivalents and short term investments as of December 31, 2007 and 2006, respectively:

(amounts in millions)	2007	2006
Working capital	$265.2	$318.9
Cash, cash equivalents and short term investments	107.8	172.7

Operating Cash Flows

For 2007, 2006 and 2005, we generated $131.7 million, $106.6 million, and $91.9 million of cash flow from operations, respectively. The increase in cash flow from operations in 2007 and 2006 was due primarily to our increased level of income, given that we were able to maintain our leverage of working capital during this growth. Cash flow from operations in 2006 included a $12.9 million outflow from excess tax benefits on share-based awards. SFAS 123R requires tax benefits resulting from share-based awards in excess of compensation cost recognized to be classified as financing cash flows in the Consolidated Statement of Cash Flows. Prior to our adoption of SFAS 123R on January 1, 2006, tax benefits resulting from share-based awards were classified as operating cash flows. See Footnote 9 to the Consolidated Financial Statements for a further discussion of SFAS 123R.

Investing Cash Flows

For 2007, we used $106.1 million of cash for investing activities, including $82.6 million for acquisitions, net of cash acquired, $20.9 million for capital expenditures, and $2.5 million for short term investments, net of sale proceeds. At December 31, 2007, our short term investments were comprised of auction rate securities.

For 2006, we used $57.7 million of cash for investing activities, including $44.2 million for acquisitions, net of cash acquired, and $13.6 million for capital expenditures.

For 2005, we used $25.5 million of cash for investing activities, including $17.7 million for acquisitions, net of cash acquired, and $11.5 million for capital expenditures, net of $3.7 million generated from the sale of certain assets.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, during the next twelve months, will be approximately $15 to $20 million.

Financing Cash Flows

For 2007, we used $94.9 million of cash for financing activities, consisting primarily of $95.1 million for the repurchase of common stock.

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

Our Board of Directors has authorized certain repurchases of our common stock. For 2007, we repurchased 7.8 million shares at a cost of $95.1 million. As of February 15, 2008, we have repurchased a total of 21.2 million shares at a cost of $231.8 million under this plan. We anticipate that we will continue to purchase shares under this authorization in the future as we have approximately $85.7 million remaining under this authorization as of February 15, 2008. There is no expiration date for this authorization.

Indebtedness, Contractual Obligations, and Commercial Commitments of the Company

The following are contractual cash obligations and other commercial commitments at December 31, 2007:

	Payments Due by Period
(amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual cash obligations
Operating leases	$93,477	$23,079	$51,038	$13,063	$6,297
Other	8,015	8,015	—	—	—

Total contractual cash obligations	$101,492	$31,094	$51,038	$13,063	$6,297

	Amount of Commitment Expiration per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$7,807	$7,807	$—	$—	$—

Total commercial commitments	$7,807	$7,807	$—	$—	$—

In the fourth quarter of 2006, we closed on a $250 million revolving credit facility which is syndicated to a group of leading financial institutions and contains certain financial and non-financial covenants relating to our operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by substantially all of our subsidiaries. The facility expires in November 2011. To date, there have been no borrowings outstanding under this facility, other than $7.8 million of standby letters of credit for certain operational matters.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather clarifies the application of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year. We do not expect the adoption of SFAS 157 to have a material effect on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141-R, Business Combinations. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. We are currently evaluating the impact the adoption of SFAS 141-R will have on our consolidated financial statements.

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

We are exposed to the impact of foreign currency fluctuations. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our international operations generated approximately 39% of 2007 consolidated revenue, approximately 90% of which was from the United Kingdom. As of December 31, 2007, we have not entered into any foreign currency derivative instruments.

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

We are exposed to minimal price fluctuations on equity mutual funds that are contained within our company-owned life insurance. The cash surrender value of the company-owned life insurance was $15.8 million at December 31, 2007, and is included in Other assets, net in the Consolidated Balance Sheets. Changes to the cash surrender value are recognized in Other income, net on our Consolidated Statements of Operations. This company-owned life insurance is intended to be used to settle our obligations of deferred compensation. Therefore, a corresponding employee liability is included in ‘Other’ in the Liabilities section of the Consolidated Balance Sheets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements: The following consolidated financial statements are included in this Annual Report on Form 10-K:

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders’ of MPS Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of MPS Group, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 27, 2008

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

MPS Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands)	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$105,285	$172,692
Short term investments	2,500	—
Accounts receivable, net of allowance of $20,102 and $14,766	323,804	278,438
Prepaid expenses	10,867	7,997
Deferred income taxes	3,785	2,997
Other	17,463	17,798

Total current assets	463,704	479,922
Furniture, equipment, and leasehold improvements, net	35,859	28,472
Goodwill, net	678,530	602,112
Deferred income taxes	—	11,165
Other assets, net	31,558	20,608

Total assets	$1,209,651	$1,142,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$99,101	$81,069
Accrued payroll and related taxes	88,439	67,186
Income taxes payable	11,014	12,788

Total current liabilities	198,554	161,043
Income taxes payable	7,303	—
Other	27,449	17,938

Total liabilities	233,306	178,981

Commitments and contingencies (Note 6 and 7)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 96,789,586 and 114,902,247 shares issued, respectively	968	1,149
Additional contributed capital	504,969	716,980
Retained earnings	421,021	332,777
Accumulated other comprehensive income	49,387	42,196
Treasury stock, at cost (12,466,236 shares at December 31, 2006)	—	(129,804)

Total stockholders’ equity	976,345	963,298

Total liabilities and stockholders’ equity	$1,209,651	$1,142,279

See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(amounts in thousands except common share amounts)	2007	2006	2005
Revenue	$2,171,835	$1,876,622	$1,684,699
Cost of revenue	1,549,547	1,359,580	1,242,331

Gross profit	622,288	517,042	442,368

Operating expenses:
General and administrative	468,535	386,629	340,065
Depreciation and intangibles amortization	20,117	15,869	15,317

Total operating expenses	488,652	402,498	355,382

Operating income	133,636	114,544	86,986
Other income, net	6,911	5,991	3,799

Income before provision for income taxes	140,547	120,535	90,785
Provision for income taxes	53,459	45,321	31,188

Net income	$87,088	$75,214	$59,597

Basic net income per common share	$0.88	$0.74	$0.59

Average common shares outstanding, basic	98,998	101,340	101,719

Diluted net income per common share	$0.86	$0.72	$0.56

Average common shares outstanding, diluted	101,086	104,090	105,832

See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Stock Compensation	Treasury Stock	Total
(amounts in thousands except common share amounts)	Shares	Amount
Balance, December 31, 2004	108,434,541	$1,085	$664,440	$197,966	$18,497	$(6,383)	$(39,942)	$835,663
Comprehensive Income:
Net income	—	—	—	59,597	—	—	—
Foreign currency translation	—	—	—	—	(6,937)	—	—
Total comprehensive income	—	—	—	—	—	—	—	52,660
Exercise of stock options and related tax benefit	2,584,186	26	21,592	—	—	—	—	21,618
Purchase of treasury stock	—	—	—	—	—	—	(37,284)	(37,284)
Issuance of restricted stock	221,000	2	2,412	—	—	(2,414)	—	—
Cancellation of restricted stock	(70,500)	(1)	(783)	—	—	459	—	(325)
Share-based plans expense	—	—	—	—	—	3,708	—	3,708

Balance, December 31, 2005	111,169,227	1,112	687,661	257,563	11,560	(4,630)	(77,226)	876,040
Comprehensive Income:
Net income	—	—	—	75,214	—	—	—
Foreign currency translation	—	—	—	—	30,636	—	—
Total comprehensive income	—	—	—	—	—	—	—	105,850
Reclassification of deferred stock compensation upon adoption of SFAS 123R	—	—	(4,630)	—	—	4,630	—	—
Exercise of stock options	2,507,688	25	14,803	—	—	—	—	14,828
Excess tax benefit from share-based awards	—	—	12,678	—	—	—	—	12,678
Purchase of treasury stock	—	—	—	—	—	—	(45,019)	(45,019)
Settlement of share-based awards	—	—	—	—	—	—	(7,559)	(7,559)
Issuance of restricted stock	1,309,828	13	(13)	—	—	—	—	—
Cancellation of restricted stock	(84,496)	(1)	1	—	—	—	—	—
Share-based plans expense	—	—	6,480	—	—	—	—	6,480

Balance, December 31, 2006	114,902,247	1,149	716,980	332,777	42,196	—	(129,804)	963,298
Comprehensive Income:
Net income	—	—	—	87,088	—	—	—
Foreign currency translation	—	—	—	—	7,191	—	—
Total comprehensive income	—	—	—	—	—	—	—	94,279
Cumulative effect of accounting change upon adoption of FIN 48	—	—	—	1,156	—	—	—	1,156
Exercise of stock options	677,372	7	4,515	—	—	—	—	4,522
Excess tax benefit from share-based awards	—	—	2,067	—	—	—	—	2,067
Purchase of treasury stock	—	—	—	—	—	—	(95,082)	(95,082)
Settlement of share-based awards	—	—	—	—	—	—	(1,943)	(1,943)
Retirement of treasury stock	(20,407,008)	(204)	(226,625)	—	—	—	(226,829)	—
Issuance of restricted stock	1,742,500	17	(17)	—	—	—	—	—
Cancellation of restricted stock	(125,525)	(1)	1	—	—	—	—	—
Share-based plans expense	—	—	8,048	—	—	—	—	8,048

Balance, December 31, 2007	96,789,586	$968	$504,969	$421,021	$49,387	$—	$—	$976,345

See accompanying notes to consolidated financial statements.

M PS Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(amounts in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$87,088	$75,214	$59,597
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	20,969	17,931	22,697
Share-based plans expense	8,048	6,480	3,383
Excess tax benefit from share-based awards	(2,084)	(12,895)	—
Depreciation and intangibles amortization	20,117	15,869	15,317
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(30,377)	(9,575)	(42,615)
Prepaid expenses and other assets	(2,750)	133	(676)
Accounts payable and accrued expenses	7,916	6,016	21,586
Accrued payroll and related taxes	17,834	9,414	14,775
Other, net	4,984	(1,986)	(2,166)

Net cash provided by operating activities	131,745	106,601	91,898

Cash flows from investing activities:
Purchase of short term investments	(154,875)	—	—
Proceeds from sale of short term investments	152,375	—	—
Sale of assets	—	—	3,674
Purchase of furniture, equipment, and leasehold improvements, net of disposals	(20,948)	(13,571)	(11,480)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(82,607)	(44,155)	(17,714)

Net cash used in investing activities	(106,055)	(57,726)	(25,520)

Cash flows from financing activities:
Repurchases of common stock	(95,082)	(45,019)	(37,284)
Discount realized on employee stock purchase plan	(57)	(5)	(572)
Settlement of share-based awards	(1,943)	(7,559)	—
Excess tax benefit from share-based awards	2,084	12,895	—
Proceeds from stock options exercised	4,579	14,833	14,687
Repayments on indebtedness	(4,433)	(1,003)	(2,553)

Net cash used in financing activities	(94,852)	(25,858)	(25,722)

Effect of exchange rate changes on cash and cash equivalents	1,755	6,724	(4,202)

Net increase (decrease) in cash and cash equivalents	(67,407)	29,741	36,454
Cash and cash equivalents, beginning of year	172,692	142,951	106,497

Cash and cash equivalents, end of year	$105,285	$172,692	$142,951

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
(amounts in thousands)	2007	2006	2005
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$643	$627	$600
Income taxes paid	22,965	14,154	4,861

NON-CASH INVESTING AND FINANCING ACTIVITIES

We completed seven acquisitions in 2007, six acquisitions in 2006, and three acquisitions in 2005. In connection with the acquisitions, liabilities were assumed as follows:

	Years Ended December 31,
(amounts in thousands)	2007	2006	2005
Fair value of assets acquired	$93,458	$55,849	$18,003
Cash paid	(76,912)	(44,283)	(15,250)

Liabilities assumed	$16,546	$11,566	$2,753

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

MPS Group, Inc. (‘MPS’) (New York Stock Exchange symbol: MPS) is a leading provider of business services with over 230 offices in the United States, Canada, the United Kingdom, continental Europe, Australia, and Asia. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines and through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark®, Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Healthcare	Soliant Health®
Workforce Automation	Beeline®

We present the financial results of the above brands under our four reporting segments: North American Professional Services, International Professional Services, North American IT Services and International IT Services.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of MPS and our wholly owned subsidiaries. All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include deposits in banks, money market funds, and short-term investments with original maturities of 90 days or less, when purchased.

Short Term Investments

At December 31, 2007, our short term investments were comprised of auction rate securities. We classify these investments as available-for-sale securities and in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, we record these securities at fair value in Current Assets on our Consolidated Balance Sheets. In addition, we report changes in the fair value of these securities, if any, as unrealized holding gains and losses, net of the related tax effect, as a separate component of other comprehensive income until realized.

Furniture, Equipment, and Leasehold Improvements

Furniture, equipment, and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the related assets. We have developed a proprietary software package, which allows us to implement imaging, time capture, and data-warehouse reporting. The costs associated with the development of this proprietary software package have been capitalized, and are being amortized over a five-year period. See Footnote 13.

In accordance with Statements of Financial Accounting Standards (‘SFAS’) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of our carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying amount may not be

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recoverable. Carrying value write-downs and gains and losses on disposition of property and equipment are reflected in the Consolidated Statements of Operations.

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

We performed valuation testing during the fourth quarters of 2007, 2006 and 2005 (its designated timing of the annual impairment test under SFAS No. 142) and did not incur any impairment. In addition, no events have occurred since we performed valuation testing that would cause us to incur any impairment. We plan to perform our next annual impairment review during the fourth quarter of 2008. An impairment review prior to our next scheduled annual review may be required if certain events occur, including lower than forecasted earnings levels for various reporting units. A negative variation in the economic condition of the United States, United Kingdom, or any other foreign countries in which we do business may severely reduce demand for our services and thereby significantly reduce earnings levels for our reporting units. In addition, changes to other assumptions could significantly impact our estimate of the fair value of our reporting units. Lower than forecasted earnings levels, or changes to other assumptions may result in a goodwill impairment charge, which could have a significant impact on the reportable segments that include the related reporting units and the Consolidated Financial Statements.

We used an equally blended value of a discounted cash flow analysis and market comparables analysis to arrive at fair value for SFAS No. 142. For the discounted cash flow analysis, significant assumptions included expected future revenue growth rates, reporting unit profit margins, working capital levels and a discount rate. The revenue growth rates and reporting unit profit margins are based, in part, on our expectation of a stable economic environment. Negative variations in economic conditions would adversely impact revenue growth rates and reporting unit profit margins. Market comparables included a comparison of the market ratios and performance fundamentals from comparable companies. The use of these measurement criteria is consistent with the underlying concepts used in determining the fair value of a company or reportable unit under the market approach. The market ratios we used refer to the multiples of revenue and earnings of comparable companies and the performance fundamentals refer to the consideration of the effects of the differences in the operating metrics, i.e. growth rates, operating margins, gross margins, etc. on our value versus the comparable companies.

From 2005 to 2007, we acquired a total of 16 businesses for our four reporting segments. These acquisitions were recorded in accordance with the provisions of SFAS No. 141 Business Combinations. See Footnote 3 (Business Combinations) and Footnote 5 (Goodwill And Other Identifiable Intangible Assets).

Revenue Recognition

We recognize substantially all revenue at the time services are provided and the revenue is recorded on a time and materials basis. In most cases, the consultant is our employee and all costs of employing the worker are our responsibility and are included in cost of revenue. Revenues generated when we permanently place an individual with a client are recorded at the time of start.

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

Net Income per Common Share

The consolidated financial statements include ‘basic’ and ‘diluted’ per share information. Basic net income per common share information is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share information is calculated by also considering the impact of potential common stock equivalents on both net income and the weighted average number of common shares outstanding. The weighted average number of common shares used in the basic net income per common share computations was 99.0 million, 101.3 million and 101.7 million in 2007, 2006 and 2005, respectively. The only difference in the computation of basic and diluted net income per common share is the inclusion of 2.1 million, 2.8 million and 4.1 million incremental common shares from the assumed exercise of stock options and restricted stock awards in 2007, 2006 and 2005, respectively. See Footnote 10.

Treasury Stock

During the years ended December 31, 2007, 2006 and 2005, we repurchased approximately 7.8 million, 3.2 million, and 3.8 million shares of common stock on the open market for a total cost of $95.1 million, $45.0 million, and $37.3 million, respectively. Treasury stock is accounted for using the cost method. In the fourth quarter of 2007, we retired all shares held in treasury. The retirement of these shares was applied against Additional contributed capital on the Consolidated Balance Sheets.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather clarifies the application of other accounting pronouncements that require or permit fair

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year. We do not expect the adoption of SFAS 157 to have a material effect on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141-R, Business Combinations. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. We are currently evaluating the impact the adoption of SFAS 141-R will have on our consolidated financial statements.

3.    BUSINESS COMBINATIONS

In 2007, we acquired seven businesses for which purchase consideration totaled $85.3 million in cash, of which $77.3 million was paid at closing. The respective disciplines of the acquired businesses are legal staffing, marketing staffing and solutions, workforce solutions, job board, and property recruitment. In 2006, we acquired six businesses for which purchase consideration totaled $49.6 million in cash, of which $44.5 million was paid at closing. The respective disciplines of the acquired businesses are accounting and finance staffing, pharmacy staffing, workforce solutions, and professional permanent placement, professional staffing, and IT staffing. In 2005, we acquired three businesses for which purchase consideration totaled $17.3 million in cash, of which $16.1 million was paid at closing. The respective disciplines of the acquired businesses are accounting and finance staffing, healthcare staffing, and IT solutions.

4.    INDEBTEDNESS

Indebtedness at December 31, 2007 and 2006 consisted of the following:

(amounts in thousands)	2007	2006
Notes payable to former stockholders of acquired companies (interest rates ranging from 4.85% to 5.75%)	$8,015	$4,483
Current portion of notes payable	$8,015	$4,483

The notes payable are included in the line item ‘Accounts payable and accrued expenses’ on the Consolidated Balance Sheets.

In the fourth quarter of 2006, we closed on a $250 million revolving credit facility which is syndicated to a group of leading financial institutions and contains certain financial and non-financial covenants relating to its operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by substantially all of our subsidiaries. The facility expires in November 2011. We incurred certain costs directly related to obtaining the credit facility in the amount of approximately $440,000. These costs have been

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capitalized and are being amortized over the life of the credit facility, and are included in the line item ‘Other assets, net’ on the Consolidated Balance Sheet. As of December 31, 2007, there were no borrowings outstanding under this facility, other than $7.8 million of standby letters of credit for certain operational matters.

5.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for 2007 and 2006 are as follows:

	Professional Services		IT Services		Total
(amounts in thousands)	North America	International	North America	International
Balance as of December 31, 2005	$163,649	$104,547	$246,914	$30,253	$545,363
2006 acquisitions	12,043	17,201	5,106	3,026	37,376
Effect of foreign currency exchange rates	—	16,238	136	2,999	19,373

Balance as of December 31, 2006	175,692	137,986	252,156	36,278	602,112
2007 acquisitions	20,191	37,506	15,038	—	72,735
Effect of foreign currency exchange rates	—	1,888	1,356	439	3,683

Balance as of December 31, 2007	$195,883	$177,380	$268,550	$36,717	$678,530

We allocated the purchase price of acquisitions in accordance with SFAS 141, Business Combinations. At December 31, 2007 and 2006, there were $10.0 million and $6.0 million, respectively, of identifiable intangible assets on our Consolidated Balance Sheets relating to our acquisitions in 2007 and 2006. Identifiable intangible assets relate primarily to the value of the acquired business’ customer relationships and trade names at the acquisition date.

6.    COMMITMENTS AND CONTINGENCIES

Rent expense, primarily for office premises, was $30.9 million, $26.0 million, and $24.0 million, for 2007, 2006 and 2005, respectively. We lease office space under various noncancelable operating leases. The following is a schedule of future minimum lease payments with terms in excess of one year (amounts in thousands):

Year:
2008	$23,079
2009	20,167
2010	17,691
2011	13,180
2012	8,481
Thereafter	10,879

$93,477

In addition, as of December 31, 2007, we had future purchase commitments of approximately $14.6 million over the next three years, related primarily to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

We are a party to a number of lawsuits and claims arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on us, our financial position, our results of operations, or our cash flows.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    INCOME TAXES

A comparative analysis of the provision for income taxes from continuing operations is as follows:

(amounts in thousands)	2007	2006	2005
Current:
Federal	$15,812	$13,767	$214
State	2,104	1,490	834
International	14,574	12,133	7,443

	32,490	27,390	8,491

Deferred:
Federal	21,001	20,592	25,433
State	1,720	763	(2,335)
International	(1,752)	(3,424)	(401)

	20,969	17,931	22,697

	$53,459	$45,321	$31,188

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income before provision for income taxes is attributable to the following:

	2007		2006		2005
(amounts in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tax computed using the federal statutory rate	$49,191	35.0%	$42,187	35.0%	$31,775	35.0%
State income taxes, net of federal income tax effect	3,824	2.7%	2,253	1.9%	(1,501)	(1.7)%
Non-deductible meals	3,451	2.5%	3,330	2.8%	2,434	2.7%
Foreign tax rate differential	(2,351)	(1.7)%	(2,129)	(1.8)%	(1,112)	(1.2)%
Other permanent differences	(656)	(0.5)%	(320)	(0.3)%	(408)	(0.4)%

	$53,459	38.0%	$45,321	37.6%	$31,188	34.4%

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities recorded in the accompanying Consolidated Balance Sheets are as follows:

(amounts in thousands)	2007	2006
Gross deferred tax assets:
Allowance for doubtful accounts	$6,632	$4,680
Foreign tax credit carryforward	18,658	21,203
Net operating loss carryforward	7,478	9,409
Capital loss carryforward	8,085	3,661
Deferred compensation	5,795	4,131
Equity based compensation	4,128	3,431
Other employee benefits	2,744	2,369
Other	5,689	4,088

Total gross deferred tax assets	$59,209	$52,972
Valuation allowance	(29,259)	(26,041)

Total gross deferred tax assets, net of valuation allowance	$29,950	$26,931

Gross deferred tax liabilities:
Amortization of goodwill	(28,405)	(10,575)
Other	(4,719)	(2,194)

Total gross deferred tax liabilities	(33,124)	(12,769)

Net deferred tax asset/(liability)	$(3,174)	$14,162

Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with temporary differences, operating loss carryforwards and tax credits will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur.

Our valuation allowance at December 31, 2007 consisted of $15.0 million in foreign tax credit carryforwards, $5.7 million in state net operating loss carryforwards, $500,000 in foreign net operating loss carryforwards, $4.4 million for a foreign capital loss carryforward, and $3.7 million for a federal capital loss carryforward which will expire in 2008. The valuation allowance at December 31, 2006 consisted of $15.0 million in foreign tax credit carryforwards, $6.8 million in state net operating loss carryforwards, $500,000 in foreign net operating loss carryforwards, and $3.7 million for a federal capital loss carryforward.

In addition to deferred tax expense, our deferred tax asset decreased in 2007 for deferred taxes related to acquisitions in the amount of $900,000 and increased for the adoption of FIN 48 in the amount of $4.5 million.

Federal income taxes were not provided for income from foreign subsidiaries (except for Canada), since they are considered to be permanently invested. If these earnings were remitted, foreign tax credits would substantially offset any resulting federal income tax.

We adopted FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition, classification, and disclosure of tax positions. Upon adoption of FIN 48, we reduced our reserve for uncertain tax positions by $1.2 million and recorded this reduction as an adjustment to the opening balance of Retained earnings on our Condensed Consolidated Balance Sheets. At January 1, 2007, our unrecognized tax benefits – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements – were $10.5 million. If recognized, $6.9 million of our unrecognized tax benefits would impact our Provision for income taxes on our Condensed Consolidated Statements of Operations and thus our effective tax rate.

During the second quarter of 2007, we settled a state income tax audit. We reduced our gross unrecognized tax benefit by $3.3 million as a result of this settlement. There were no material changes to the gross unrecognized tax benefit during the remainder of 2007. At December 31, 2007, our unrecognized tax benefits were $7.4 million, and if recognized, $5.3 million would impact our Provision for income taxes. A reconciliation of our beginning and ending unrecognized tax benefit is as follows:

(amounts in thousands)	Benefit
Balance at January 1, 2007	$10,494
Additions based on tax positions related to the current year	599
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	(944)
Reductions for lapse of statute of limitations	(339)
Settlements	(2,379)

Balance at December 31, 2007	$7,433

We classify interest on uncertain tax positions as interest expense, and we classify income tax penalties as a component of income tax expense. Prior to the adoption of FIN 48, both interest and penalties were accrued as a component of income tax expense. At January 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits was $6.2 million and related accrued penalties were $100,000.

In the second quarter of 2007, we reversed approximately $1.0 million of accrued interest for the settlement of the above referenced state income tax audit. We accrued approximately $900,000 of additional interest expense related to uncertain tax positions in the twelve months ended December 31, 2007. At December 31, 2007, our accrued interest on unrecognized tax benefits was $4.3 million. Accrued interest is in ‘Accounts payable and accrued expenses’ on our Consolidated Balance Sheets at December 31, 2007.

We are subject to periodic review by federal, foreign, state and local taxing authorities in the ordinary course of business. With few exceptions, we are no longer subject to examination by these taxing authorities for years prior to 2002. Currently, we have no outstanding income tax audits with the Internal Revenue Service. Our federal income tax returns have been audited or surveyed by the Internal Revenue Service through 2002. Many of our UK subsidiaries have been audited through 2003. HM Revenue and Customs is currently conducting an income tax audit of our UK subsidiaries for 2004 and 2005. Lastly, we generally have several state income tax audits throughout the year since we operate in a multi-state environment. As of December 31, 2007, we do not expect our unrecognized tax benefits to change significantly over the next twelve months.

8.    EMPLOYEE BENEFITS

Profit Sharing Plans

We have a qualified contributory 401(k) profit sharing plan which covers all full-time employees over age twenty-one with over 90 days of employment and 375 hours of service. We made matching contributions of approximately $3.6 million, $3.2 million, and $2.6 million, net of forfeitures, to the profit sharing plan for 2007, 2006 and 2005, respectively. Under the terms of the profit sharing plan, we will match at least 25% of employee contributions up to the first 5% of total eligible compensation, as defined in the various profit sharing plans. For 2007 and 2006, we matched 50% of employee contributions up to the aforementioned limit.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have assumed many 401(k) plans of acquired subsidiaries. Primarily, we terminate these acquired plans and allow the participants to contribute to our plan. Our contributions relating to these acquired participants are included in the aforementioned total.

Deferred Compensation Plan

We also have a non-qualified deferred compensation plan for our highly compensated employees. While the deferred compensation plan provides for matching contributions, we did not match employee deferrals for 2007, 2006 or 2005. We look to invest the assets of the deferred compensation plan based on a portfolio designed to achieve the most desirable balance between investment return and asset protection by investing in equities of high quality companies and in high quality fixed income securities. As of December 31, 2007 and 2006, the liability to the employees for amounts deferred, which is included in ‘Other’ in the Liabilities section of the Consolidated Balance Sheets, was $16.6 million and $12.7 million, respectively.

In the beginning of 2002, we purchased insurance on the lives of our highly compensated employees. This company-owned life insurance is intended to be used to settle our obligation of deferred compensation. The cash surrender value of the company-owned life insurance is included in ‘Other assets, net’ in the Consolidated Balance Sheets.

Management Savings Plan

In 2004, we established the Management Savings Plan (the “MSP”), as a non-qualified defined contribution plan. Each year participants selected by the compensation committee of our Board of Directors are qualified to receive annual contributions from us on terms and in amounts established by the committee, subject to a minimum annual contribution to each such participant of five percent of annual cash compensation (salary plus bonus). In addition, several participants are eligible to receive change of control benefits in accordance with the terms of the MSP. Our aggregate contribution to the MSP was approximately $600,000 for each of 2007, 2006 and 2005.

9.    STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

Our Board of Directors has authorized certain repurchases of our common stock. For 2007, we repurchased 7.8 million shares at a cost of $95.1 million, which brought the total amount repurchased under this plan to 19.8 million shares at a cost of $217.3 million as of December 31, 2007.

We have the following share-based compensation plans for employees and directors:

Incentive Employee Stock Plan

Under our 2004 Equity Incentive Plan (“Employee Plan”), which replaced the Amended and Restated 1995 Stock Option Plan (“1995 Plan”), participants may be granted stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, and performance shares. The total number of shares available for award under the Employee Plan as of December 31, 2007 was 1.1 million, which includes lapsed or cancelled awards or options from grants outstanding under the 1995 Plan at the time of shareholder approval of the Employee Plan. The Employee Plan, among other things, requires the exercise price of nonqualified stock options to not be less than 100% of the fair market value of the stock on the date the option is granted, and defines a director in accordance with Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and with Section 162(m) of the Internal Revenue Code of 1986, as amended. The Employee Plan prohibits us from reducing the exercise price of outstanding options (repricing) without first receiving shareholder approval.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Employee Director Stock Plan

Under our 2004 Non-Employee Director Equity Incentive Plan (“Director Plan”), which replaced the Amended and Restated Non-Employee Director Stock Option Plan (“Prior Director Plan”), non-employee directors may be granted stock options, stock appreciation rights, restricted stock, and restricted stock units. The total number of shares that may be awarded under the Director Plan as of December 31, 2007 was 170,000. The Director Plan awards each non-employee director an option to purchase 60,000 shares at an exercise price equal to the fair market value at the date of the grant upon election to the Board, which becomes exercisable ratably over a five-year period. In addition, the Director Plan provides for an annual issuance of non-qualified options to purchase 20,000 shares to each director, upon reelection, at an exercise price equal to the fair market value at the date of grant, which become exercisable ratably over a three-year period. The Director Plan provides that such formulaic awards cease upon the director accruing 100,000 options. Options expire ten years from the date of the grant. The Director Plan also allows for the grant of additional options to non-employee directors from time to time as the Board determines in its discretion as well as the substitution of one option with one-half of a share of restricted stock.

For 2007 and 2006, we utilized restricted stock for its share-based compensation awards. Historically, the majority of our share-based compensation awards were granted in restricted stock, non-qualified stock options, and incentive stock options. For 2007, we recognized an expense of $0.05 per basic and diluted common share related to share-based compensation, comprised of $8.0 million of compensation expense, primarily from restricted stock, net of a $3.0 million income tax benefit. For 2006, we recognized an expense of $0.04 per basic and diluted common share related to share-based compensation, comprised of $6.8 million of compensation expense, primarily from restricted stock, net of a $2.5 million income tax benefit. This compensation expense is included in the general and administrative expense line item on its Consolidated Statements of Operations.

Prior to January 1, 2006, we accounted for our share-based awards in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related implementation guidance. No compensation cost was reflected in our Consolidated Statements of Operations for stock options as all stock options granted had an exercise price equal to the fair market value of our underlying common stock on the date of grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment. Management elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006. Under this transition method, compensation cost recognized in 2006 includes the applicable amounts of: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation and previously presented in pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R). At January 1, 2006, the unvested portion of stock options granted prior to January 1, 2006 was $486,000, primarily expensed during 2006 and 2007. In addition, we are required to comply with the following provisions of SFAS 123R:

•

Forfeiture rate—SFAS 123R requires the recognition of expense only for awards that will eventually vest. The provision requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. Our forfeiture rates were based mainly upon our historical share-based compensation cancellations. The estimated forfeiture rates resulted in an immaterial adjustment to current unvested awards as of January 1, 2006.

•

Tax benefits—SFAS 123R requires tax benefits resulting from share-based awards in excess of compensation cost recognized to be classified as financing cash flows in the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123R, tax benefits resulting from share-based awards were classified as operating cash flows.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Tax windfall pool—SFAS 123R requires companies to calculate a cumulative pool of tax windfalls, offset by tax shortfalls using historical data from the original implementation date of SFAS 123. Management utilized the short form method to calculate the transitional cumulative tax pool. In addition, management has calculated a tax windfall pool as of December 31, 2007; therefore, any future tax shortfalls related to share-based awards will be charged against additional paid-in capital up to the amount of our windfall pool.

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

Compensation expense recognized in the Consolidated Statements of Operations for stock options was approximately $100,000 for 2007. A summary of our stock options as of December 31, 2007 is presented below:

	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Total Intrinsic Value (000s)
Outstanding at December 31, 2004	7,914	$6.26	6.70	$49,014
Granted	2,895	$9.10
Forfeited	(2,584)	$5.67
Exercised	(151)	$8.27

Outstanding at December 31, 2005	8,074	$7.43	6.97	$50,893
Granted	—	$—
Forfeited	(216)	$9.48
Exercised	(2,508)	$5.92		$24,382

Outstanding at December 31, 2006	5,350	$8.08	6.32	$33,365
Granted	—	$—
Forfeited	(82)	$13.53
Exercised	(677)	$6.76		$4,895

Outstanding at December 31, 2007	4,591	$8.15	5.32	$14,987
Options exercisable at December 31, 2007	4,571	$8.15	5.31	$14,932

For 2007, cash received and the total tax benefit from the exercise of stock options was $4.6 million and $1.8 million, respectively.

Restricted Stock

Historically, MPS restricted stock vests over three to seven years. We recognize expense for our restricted stock using the straight-line method over the requisite service period. The total value of compensation expense for restricted stock is equal to the closing price of MPS common stock on the date of grant.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense recognized in the Consolidated Statements of Operations for restricted stock was $7.9 million, $6.1 million and $3.4 million in 2007, 2006 and 2005 respectively. A summary of our restricted stock as of December 31, 2007 is presented below:

	Shares (000s)	Weighted Average Fair Value at Grant	Fair Value (000s)
Unvested at December 31, 2005	1,746	$7.28
Granted	1,310	$16.28
Forfeited	(85)	$13.60
Vested	(1,020)	$4.50	$15,984

Unvested at December 31, 2006	1,951	$14.50
Granted	1,743	$14.19
Forfeited	(126)	$14.67
Vested	(513)	$11.65	$7,236

Unvested at December 31, 2007	3,055	$14.80

As of December 31, 2007, there was $31.7 million of unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 4 years. For 2007, the total tax benefit generated from vested restricted stock was $2.5 million. In addition, $1.9 million of cash was used for minimum statutory withholding requirements upon net settlement of employee restricted stock exercises.

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

(amounts in thousands except common share amounts)	2005
Net income
As reported	$59,597
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,794)

Pro forma	$49,803

Basic net income per common share
As reported	$0.59
Pro forma	$0.49
Diluted net income per common share
As reported	$0.56
Pro forma	$0.47

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used for grants in 2005: risk-free interest rate of 3.8%; expected volatility of 70%; and expected lives of 5 years. The weighted average fair values of options granted during 2005 was $5.48 per share.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, we implemented an employee stock purchase plan (“ESPP”), which provided that eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock. The employee’s purchase price was 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Effective in the third quarter of 2006, we revised the ESPP, changing the employee’s purchase price to 95% of the fair value of the stock on the last business day of the monthly offering period. Compensation expense of $356,000 was recorded in the first half of 2006 for the amount of the discount under the original plan in accordance with SFAS 123R. No compensation expense was recorded in connection with the ESPP in 2007 and 2005. During 2007, 2006 and 2005, we issued the following stock under the ESPP:

	Number of Shares	Purchase Price
Year		High	Low
2007	52,883	$14.21	$9.51
2006	112,549	$16.04	$14.06
2005	153,251	$12.76	$8.80

Since inception of the ESPP, 1,065,372 shares have been purchased, leaving 434,628 shares available for future issuances.

10.     NET INCOME PER COMMON SHARE

The calculation of basic net income per common share and diluted net income per common share is presented below:

(amounts in thousands except common share amounts)	2007	2006	2005
Income per common share computation:
Net income	$87,088	$75,214	$59,597

Basic average common shares outstanding	98,998	101,340	101,719
Incremental shares from assumed exercise of stock options and restricted stock awards	2,088	2,750	4,113

Diluted average common shares outstanding	101,086	104,090	105,832

Basic income per common share:
Basic net income per common share	$0.88	$0.74	$0.59

Diluted income per common share:
Diluted net income per common share	$0.86	$0.72	$0.56

Options to purchase approximately 369,000, 116,000, 318,000 shares of common stock that were outstanding during 2007, 2006, and 2005 respectively, were not included in the computation of diluted earnings per common share as the exercise prices of these options were greater than the average market price of the common shares.

11.     CONCENTRATION OF CREDIT RISK

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. We place our cash and cash equivalents with what management believes to be high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. We routinely assesses the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, short term investments, accounts receivable, other assets, accounts payable and accrued expenses, and notes payable approximate fair value due to the short-term maturities of these assets and liabilities. Borrowings, if any, under the revolving credit facility have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is considered by management to be a reasonable estimate of its fair value.

13.     FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

A summary of furniture, equipment, and leasehold improvements at December 31, 2007 and 2006 is as follows:

(amounts in thousands)	Estimated Useful Life in Years	2007	2006
Furniture, equipment, and leasehold improvements	5 -15 /lease term	$106,540	$97,343
Software	3	6,297	5,960
Software development	5	16,955	13,232

		129,792	116,535
Accumulated depreciation and amortization		93,933	88,063

Total furniture, equipment, and leasehold improvements, net		$35,859	$28,472

Total depreciation and amortization expense on furniture, equipment, and leasehold improvements was $16.0 million, $12.3 million, and $12.7 million for 2007, 2006, and 2005, respectively.

14.     QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended				For the Year Ended Dec. 31, 2007
(amounts in thousands except common share amounts)	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Revenue	$510,128	$535,161	$556,581	$569,965	$2,171,835
Gross profit	$139,862	$152,618	$161,503	$168,305	$622,288
Net income	$17,480	$22,888	$23,169	$23,551	$87,088
Basic net income per common share	$0.17	$0.23	$0.23	$0.24	$0.88
Diluted net income per common share	$0.17	$0.22	$0.23	$0.24	$0.86

	For the Three Months Ended				For the Year Ended Dec. 31, 2006
(amounts in thousands except common share amounts)	Mar. 31, 2006	June, 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Revenue	$439,309	$468,425	$483,085	$485,803	$1,876,622
Gross profit	$117,116	$130,980	$134,526	$134,420	$517,042
Net income	$16,010	$19,008	$19,676	$20,520	$75,214
Basic net income per common share	$0.16	$0.19	$0.19	$0.20	$0.74
Diluted net income per common share	$0.15	$0.18	$0.19	$0.20	$0.72

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.     SEGMENT REPORTING

We disclose segment information in accordance with SFAS 131, Disclosure About Segments of an Enterprise and Related Information. We have four reportable segments: North American Professional Services, International Professional Services, North American IT Services, and International IT Services. Our reportable segments offer different services, have different client bases, experience differing economic characteristics, and are managed separately as each requires different resources and marketing strategies. Our segment results include the results from acquisitions discussed in Footnote 3. We evaluate segment performance based on revenues, gross profit, and income from continuing operations before provision for income taxes. We do not allocate income taxes, interest or unusual items to the segments. In addition, we do not report total assets by segment.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Footnote 2 and all intersegment sales and transfers are eliminated. In addition, no one customer represents more than 5% of our overall revenue.

The following tables summarize performance, accounts receivable, net, and long-lived assets by segment, and revenue by geographic location:

(amounts in thousands)	2007	2006	2005
Revenue
North American Professional Services	$690,073	$617,166	$537,257
International Professional Services	547,460	431,402	364,793
North American IT Services	628,641	560,987	510,499
International IT Services	305,661	267,067	272,150

Total revenue	$2,171,835	$1,876,622	$1,684,699

Gross profit
North American Professional Services	$219,775	$189,147	$160,400
International Professional Services	164,111	123,064	104,320
North American IT Services	184,809	162,047	142,192
International IT Services	53,593	42,784	35,456

Total gross profit	$622,288	$517,042	$442,368

Income before provision for income taxes
North American Professional Services	$70,854	$59,241	$44,469
International Professional Services	37,279	31,870	26,120
North American IT Services	42,801	45,059	37,324
International IT Services	13,116	6,515	4,485

	164,050	142,685	112,398
Corporate expenses (1)	(30,414)	(28,141)	(25,412)
Other income, net	6,911	5,991	3,799

Total income before provision for income taxes	$140,547	$120,535	$90,785

Geographic Areas
Revenue
North America	$1,318,714	$1,178,153	$1,047,756
International	853,121	698,469	636,943

Total revenue	$2,171,835	$1,876,622	$1,684,699

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
(amounts in thousands)	2007	2006
Accounts receivable, net
North American Professional Services	$95,758	$85,477
International Professional Services	64,673	47,084
North American IT Services	115,575	98,041
International IT Services	47,798	47,836

Total accounts receivable, net	$323,804	$278,438

Long-lived assets
North American Professional Services	$200,404	$178,922
International Professional Services	184,011	143,640
North American IT Services	278,968	261,652
International IT Services	39,716	41,887

	703,099	626,101
Corporate	11,290	4,483

Total long-lived assets	$714,389	$630,584

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

MPS GROUP, INC.

Schedule II—Valuation and Qualifying Accounts

(amounts in thousands)

	Balance at Beginning of Period	Charged to Expenses	Write-offs	Deductions	FIN 48 Adoption	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2005
Allowance for doubtful accounts receivable	$9,836	4,178	(1,498)	—	—	(644)	$11,872
Deferred tax valuation allowance	$30,887	(1,181)	—	(1,941)	—	—	$27,765
Year Ended December 31, 2006
Allowance for doubtful accounts receivable	$11,872	4,443	(2,409)	—	—	860	$14,766
Deferred tax valuation allowance	$27,765	(374)	(1,350)	—	—	—	$26,041
Year Ended December 31, 2007
Allowance for doubtful accounts receivable	$14,766	6,657	(1,414)	—	—	93	$20,102
Deferred tax valuation allowance	$26,041	(428)	(442)	—	4,013	75	$29,259

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on the evaluation discussed above, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Internal Control Over Financial Reporting

Our management’s report on our internal control over financial reporting as of December 31, 2007 is included in Part II, Item 8, of this Annual Report on Form 10-K. The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, as stated in their report which is also included in Part II, Item 8.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 that occurred during our fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MPS GROUP, INC.

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
The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Report of Independent Registered Certified Public Accounting Firm;

Management’s Report on Internal Control Over Financial Reporting;

Consolidated Balance Sheets at December 31, 2007 and 2006;

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005;

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005;

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005; and

Notes to Consolidated Financial Statements.

(a)	2. Financial Statement Schedules.

For the three years ended December 31, 2007

Schedule II—Valuation & Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)	3. Exhibits.

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by MPS Group, Inc., file no. 0-24484, unless otherwise indicated.

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 14, 2002.

MPS GROUP, INC.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2003.

4.	Form of stock certificate for the Company’s Common Stock, $.01 par value, incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-106855) filed July 7, 2003.

10.1	MPS Group, Inc. Amended and Restated 2001 Employee Stock Purchase Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006. ^

10.2	MPS Group, Inc. (formerly AccuStaff Incorporated) Amended and Restated Non-Employee Director Stock Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005.^

10.3	AccuStaff Incorporated (now MPS Group, Inc.) Amended and Restated Non-Employee Director Stock Plan—Form of Non-Employee Director Stock Option Award Agreement, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000. ^

10.4	Profit Sharing Plan, incorporated by reference to the Company’s Registration on Form S-1 (No. 333-78906).^

10.5	Revolving Credit Agreement by and Between the Company and the Material Subsidiaries of the Company and JPMorgan Chase, N.A., as Administrative Agent and Certain Lenders Party named therein, dated November 10, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K filed February 28, 2007.

10.6	Modis Professional Services, Inc. (now MPS Group, Inc.) Amended and Restated 1995 Stock Option Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2001.^

10.7	Modis Professional Services, Inc. (now MPS Group, Inc.) Amended and Restated 1995 Stock Option Plan—Form of Stock Option Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2001. ^

10.8	Modis Professional Services, Inc. (now MPS Group, Inc.) Amended and Restated 1995 Stock Option Plan—Form of Restricted Stock Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

10.9	Chairman Employment Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed May 18, 2001. ^

10.10	Amendment and Renewal of Chairman Employment Agreement with Derek E. Dewan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 9, 2005. ^

10.11	Amended and Restated Executive Employment Agreement with Timothy D. Payne, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 16, 2001. ^

10.12	Restricted Stock Agreement with Timothy D. Payne, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002. ^

10.13	Amended and Restated Executive Employment Agreement with Robert P. Crouch, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 16, 2001. ^

10.14	Restricted Stock Agreement with Robert P. Crouch, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002. ^

MPS GROUP, INC.

10.15	Modis Professional Services, Inc. (now MPS Group, Inc.) Executive Option Plan, incorporated by reference to the Company’s Registration on Form S-8 (No. 333-88329). ^

10.16	Form of Director’s Indemnification Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000.

10.17	Form of Officer’s Indemnification Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000 .

10.18	Amended and Restated Executive Deferred Compensation Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2003. ^

10.19	Form of Executive Employment Agreement with each of Gregory D. Holland, Tyra H. Tutor, and Richard L. White, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2003. ^

10.20	Form of Supplement to Restricted Stock Agreement with Richard L. White, Gregory D. Holland and Tyra H. Tutor, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005. ^

10.21	2004 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

10.22	2004 Equity Incentive Plan – Form of Stock Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005. ^

10.23	2004 Equity Incentive Plan – Form of Restricted Stock Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005. ^

10.24	2004 Non-Employee Director Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

10.25	2004 Non-Employee Director Equity Incentive Plan – Form of Stock Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005. ^

10.26	Executive Annual Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

10.27	Management Savings Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

10.28	2004 Equity Incentive Plan – Form of Restricted Stock Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007. ^

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Form of Power of Attorney.

31.1	Certification of Timothy D. Payne pursuant to Rule 13a-14a.

31.2	Certification of Robert P. Crouch pursuant to Rule 13a-14a.

32.1	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

^	This Exhibit is a management contract or compensatory plan or arrangement.

MPS GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Form of Power of Attorney.

31.1	Certification of Timothy D. Payne pursuant to Rule 13a-14.

31.2	Certification of Robert P. Crouch pursuant to Rule 13a-14.

32.1	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

MPS GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPS GROUP, INC.

By:	/S/ TIMOTHY D. PAYNE
Timothy D. Payne President and Chief Executive Officer

Date: February 27, 2008

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ TIMOTHY D. PAYNE Timothy D. Payne	President, Chief Executive Officer and Director	February 26, 2008

/S/ ROBERT P. CROUCH Robert P. Crouch	Senior Vice President, Chief Financial Officer, Treasurer, and Chief Accounting Officer	February 26, 2008

/S/ DEREK E. DEWAN* Derek E. Dewan	Chairman of the Board	February 27, 2008

/S/ MICHAEL D. ABNEY* Michael D. Abney	Director	February 27, 2008

/S/ T. WAYNE DAVIS* T. Wayne Davis	Director	February 27, 2008

/S/ ARTHUR B. LAFFER* Arthur B. Laffer	Director	February 27, 2008

/S/ WILLIAM M. ISAAC* William M. Isaac	Director	February 27, 2008

/S/ JOHN R. KENNEDY* John R. Kennedy	Director	February 27, 2008

/S/ DARLA D. MOORE* Darla D. Moore	Director	February 27, 2008

/S/ PETER J. TANOUS* Peter J. Tanous	Director	February 27, 2008

BY:	/S/ GREGORY D. HOLLAND Gregory D. Holland Attorney-in-Fact