Form 10-Q
period 2008-03-31
MPS GROUP INC
filed 2008-05-08
CIK 924646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of April 25, 2008:

94,301,018 shares of $0.01 par value common stock

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands except share amounts)	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$63,438	$105,285
Short-term investments	—	2,500
Accounts receivable, net of allowance of $21,095 and $20,102, respectively	343,544	323,804
Prepaid expenses	12,245	10,867
Deferred income taxes	3,508	3,785
Other	17,976	17,463

Total current assets	440,711	463,704
Furniture, equipment, and leasehold improvements, net	37,039	35,859
Goodwill, net	686,962	678,530
Other assets, net	28,749	31,558

Total assets	$1,193,461	$1,209,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$88,885	$99,101
Accrued payroll and related taxes	96,903	88,439
Income taxes payable	8,953	11,014

Total current liabilities	194,741	198,554
Income taxes payable	7,560	7,303
Other	32,224	27,449

Total liabilities	234,525	233,306

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 94,371,768 and 96,789,586 shares issued, respectively	944	968
Additional contributed capital	467,162	504,969
Retained earnings	440,075	421,021
Accumulated other comprehensive income	50,755	49,387

Total stockholders’ equity	958,936	976,345

Total liabilities and stockholders’ equity	$1,193,461	$1,209,651

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(dollar amounts in thousands except per share amounts)	March 31, 2008	March 31, 2007
Revenue	$567,781	$510,128
Cost of revenue	405,511	370,266

Gross profit	162,270	139,862

Operating expenses:
General and administrative	124,732	108,716
Depreciation and intangibles amortization	5,571	4,481

Total operating expenses	130,303	113,197

Income from operations	31,967	26,665
Other income (expense), net	(731)	1,991

Income before provision for income taxes	31,236	28,656
Provision for income taxes	12,182	11,176

Net income	$19,054	$17,480

Basic net income per common share	$0.21	$0.17

Average common shares outstanding, basic	92,429	100,391

Diluted net income per common share	$0.20	$0.17

Average common shares outstanding, diluted	93,707	102,825

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(dollar amounts in thousands)	2008	2007
Cash flows from operating activities:
Net income	$19,054	$17,480
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	5,354	4,420
Excess tax benefit from share-based awards	(144)	(196)
Share-based plans expense	2,440	1,886
Depreciation and intangibles amortization	5,571	4,481
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(19,160)	(32,999)
Prepaid expenses and other assets	(1,378)	545
Accounts payable and accrued expenses	(10,794)	6,144
Accrued payroll and related taxes	8,071	11,267
Other, net	660	(2,579)

Net cash provided by operating activities	9,674	10,449

Cash flows from investing activities:
Purchase of short-term investments	—	(42,504)
Proceeds from sale of short-term investments	2,500	2,275
Purchase of furniture, equipment and leasehold improvements, net of disposals	(4,650)	(3,584)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(8,181)	(13,441)

Net cash used in investing activities	(10,331)	(57,254)

Cash flows from financing activities:
Excess tax benefit from share-based awards	144	196
Settlement of share-based awards	(683)	—
Repurchases of common stock	(40,564)	(10,654)
Discount realized on employee stock purchase plan	19	(9)
Proceeds from stock options exercised	836	350
Repayments on indebtedness	(1,350)	(1,006)

Net cash used in financing activities	(41,598)	(11,123)

Effect of exchange rate changes on cash and cash equivalents	408	288
Net decrease in cash and cash equivalents	(41,847)	(57,640)
Cash and cash equivalents, beginning of period	105,285	172,692

Cash and cash equivalents, end of period	$63,438	$115,052

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands except per share amounts)

1. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by MPS Group, Inc. (“MPS”, “we”, “us”, or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2007.

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

2. Share Repurchases

During the first quarter of 2008, we repurchased 3.7 million shares of our common stock on the open market for a total cost of $40.6 million. All repurchased shares were retired, and accounted for using the cost method. The retirement of these shares was applied against “Additional contributed capital” on the Condensed Consolidated Balance Sheets.

3. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended
(dollar amounts in thousands except per share amounts)	March 31, 2008	March 31, 2007
Basic income per common share computation:
Net income	$19,054	$17,480

Basic average common shares outstanding	92,429	100,391
Incremental shares from assumed exercise of stock options and restricted stock awards	1,278	2,434

Diluted average common shares outstanding	93,707	102,825

Basic net income per common share	$0.21	$0.17

Diluted net income per common share	$0.20	$0.17

Options to purchase approximately 389,000 and 113,000 shares of common stock that were outstanding during the three months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares for the respective periods.

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

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

5. Segment Reporting

We disclose segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) 131, Disclosure About Segments of an Enterprise and Related Information. We have four reportable segments: North American Professional Services, International Professional Services, North American IT Services, and International IT Services. Our reportable segments offer different services, have different client bases, experience differing economic characteristics, and are managed separately as each requires different resources and marketing strategies. Our segment results include the results from acquisitions discussed in Footnote 3 to our Form 10-K for the year ended December 31, 2007, along with the results from acquisitions named in Footnote 7. We evaluate segment performance based on revenues, gross profit, and income from continuing operations before provision for income taxes. We do not allocate income taxes, interest or unusual items to the segments. In addition, we do not report total assets by segment.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Footnote 2 to our Form 10-K for the year ended December 31, 2007, and all intersegment sales and transfers are eliminated. In addition, no one customer represents more than 5% of our overall revenue.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

The following tables summarize performance, accounts receivable, net, and long-lived assets by segment, and revenue by geographic location:

	Three Months Ended
(dollar amounts in thousands)	March 31, 2008	March 31, 2007
Revenue
North American Professional Services	$179,678	$163,365
International Professional Services	147,820	125,955
North American IT Services	158,871	148,452
International IT Services	81,412	72,356

Total revenue	$567,781	$510,128

Gross profit
North American Professional Services	$54,753	$50,402
International Professional Services	45,504	35,414
North American IT Services	48,518	41,949
International IT Services	13,495	12,097

Total gross profit	$162,270	$139,862

Income before provision for income taxes
North American Professional Services	$16,680	$15,010
International Professional Services	9,276	8,104
North American IT Services	10,825	9,082
International IT Services	2,585	1,446

	39,366	33,642
Corporate expenses (1)	(7,399)	(6,977)
Other income (expense), net	(731)	1,991

Total income before provision for income taxes	$31,236	$28,656

Geographic Areas
Revenue
North American	$338,549	$311,817
International	229,232	198,311

Total revenue	$567,781	$510,128

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

(dollar amounts in thousands)	March 31, 2008	December 31, 2007
Accounts receivable, net
North American Professional Services	$99,052	$95,758
International Professional Services	66,571	64,673
North American IT Services	118,997	115,575
International IT Services	58,924	47,798

Total accounts receivable, net	$343,544	$323,804

Long-lived assets
North American Professional Services	$200,582	$200,404
International Professional Services	185,661	184,011
North American IT Services	286,637	278,968
International IT Services	39,835	39,716

	712,715	703,099
Corporate	11,286	11,290

Total long-lived assets	$724,001	$714,389

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

6. Comprehensive Income

We disclose other comprehensive income in accordance with SFAS 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
(dollar amounts in thousands)	March 31, 2008	March 31, 2007
Net income	$19,054	$17,480
Unrealized gain on foreign currency translation adjustments (1)	1,368	1,494

Comprehensive income	$20,422	$18,974

(1)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

7. Business Combinations

In the three months ended March 31, 2008, we acquired certain assets of a vendor management solution business, for which purchase consideration totaled $8.1 million in cash, paid at closing.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

8. Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for 2008 are as follows:

	Professional Services		IT Services		Total
(dollar amounts in thousands)	North American	International	North American	International
Balance as of December 31, 2007	$195,883	$177,380	$268,550	$36,717	$678,530
Acquisitions	(38)	61	7,716	—	7,739
Effect of foreign currency exchange rates	—	920	(312)	85	693

Balance as of March 31, 2008	$195,845	$178,361	$275,954	$36,802	$686,962

We allocated the purchase price of acquisitions in accordance with SFAS 141, Business Combinations. At March 31, 2008 and December 31, 2007, there was $8.4 million and $10.0 million, respectively, of identifiable intangible assets on our Condensed Consolidated Balance Sheets relating to our acquisitions. Identifiable intangible assets relate primarily to the value of the acquired business’ customer relationships and trade names at the acquisition date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “our”, “us”, or “MPS” in this Quarterly Report on Form 10-Q refer to MPS Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in our Form 10-K for the year ended December 31, 2007 in Part I, Item 1A under ‘Risk Factors,’ in Part II, Item 5 under ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities’, and Part II, Item 7 under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’ In some cases, you can identify forward-looking statements by terminology such as ‘may,’ ‘should,’ ‘could,’ ‘expects,’ ‘plans,’ ‘indicates,’ ‘projects,’ ‘anticipates,’ ‘believes,’ ‘estimates,’ ‘appears,’ ‘predicts,’ ‘potential,’ ‘continues,’ ‘can,’ ‘hopes,’ ‘perhaps,’ ‘would,’ ‘seek,’ or ‘become,’ or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part II, Item 7A of our Form 10-K for the year ended December 31, 2007, under ‘Quantitative and Qualitative Disclosures About Market Risk’ as referenced by Item 3 herein should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of MPS may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and MPS undertakes no obligation to publicly update any of them in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

Executive Summary

We are a leading provider of business services with over 230 offices in the United States, Canada, the United Kingdom, continental Europe, Australia, and Asia. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines, through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark®, Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Healthcare	Soliant Health®
Workforce Solutions	Beeline®

We present the financial results of the above brands under our four reporting segments: North American Professional Services, International Professional Services, North American IT Services and International IT Services. The accounting policies of these segments are consistent with those described in Part II, Item 7 under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ to our Form 10-K for the year ended December 31, 2007.

For the quarter ended March 31, 2008, our consolidated revenue increased 11% and our consolidated operating income increased 20% compared to the first quarter of the prior year. Revenue grew across all four of our segments compared to the first quarter of 2007. We believe this growth was attributable to the performance of our sales and recruiting staff, acquisitions, and macroeconomic conditions in both the United States and abroad. While we continue to believe we will experience future revenue growth in the second quarter of 2008, the demand for our services is highly dependent upon the state of the economy and upon the staffing needs of our clients. A negative variation in the economic conditions of the United States, United Kingdom or of any of the other foreign countries in which we do business, may severely reduce demand for our services and thereby significantly decrease our revenues and profits.

We target potential acquisitions that will either increase the geographic presence of our businesses or offer complementary service offerings. Our target acquisitions have generally ranged from $5 million to $25 million in annual revenue. During 2007 and through March 31, 2008, we completed eight acquisitions. Four acquisitions were completed within our North American Professional Services segment that expanded our geographic footprint and increased our market penetration in our legal unit, and increased our recruitment pipeline in our healthcare unit. We refer to these acquisitions herein as the North American Professional Acquisitions. Three acquisitions were completed in our North American IT Services segment that increased our service offerings and market penetration in our IT solutions and workforce solutions units. We refer to these acquisitions herein as the North American IT Acquisitions. One acquisition was completed in our International Professional Services segment that increased our service offerings and geographic footprint. We refer to this acquisition herein as the International Professional Acquisition.

We continue to believe that long-term opportunities for growth in the professional services market may be more robust than in the IT services market, and as a result, continue to seek to diversify our revenue base. Revenue from our Professional Services division represented 58% of consolidated revenue in the first three months of 2007, compared to 57% in the first three months of 2007.

We continue to look for opportunities to increase gross margin, which can be accomplished through better management of the bill and pay rate spread, acquiring companies with higher margins, and focusing more resources on permanent placement. In addition, we aim to leverage existing staff while investing in future growth opportunities and personnel. We were able to increase our staffing gross margin 60 basis points to 24.2% in the first quarter of 2008 from 23.6% in the year earlier period. For the three months ended March 31, 2008, gross margin was aided by the percentage of revenue attributable to permanent placement fees. Permanent placement fees as a percentage of revenue have been increasing in our International Professional Services segment and our North American IT Services segment, while decreasing in our North American Professional Services segment and our International IT Services segment. Permanent placement fees represented 5.8% of revenue in the first quarter of 2008, up from 5.0% in the year earlier period. In addition, the staffing gross margins have been increasing in our International Professional Services segment, North American IT Services segment and International IT Services segment, while remaining constant in our North American Professional Services segment.

The following detailed analysis of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and the 2007 Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2007.

Results of Operations for the Three Months Ended March 31, 2008 and 2007—Consolidated

Consolidated revenue was $567.8 million and $510.1 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 11.3%.

Consolidated gross profit was $162.3 million and $139.9 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 16.0%. Consolidated gross margin was 28.6% and 27.4% in the three months ended March 31, 2008 and 2007, respectively.

Consolidated operating expenses were $130.3 million and $113.2 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 15.1%. General and administrative (“G&A”) expenses, which are included in operating expenses, were $124.7 million and $108.7 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 14.7%.

Unallocated corporate expenses, included in consolidated operating expenses, pertain to certain functions such as executive management, accounting, administration, tax, and treasury that are not directly attributable to our operating units. Unallocated corporate expense was $7.4 million and $7.0 million in the three months ended March 31, 2008 and 2007, respectively, increasing 5.7% in the three months ended March 31, 2008. As a percentage of revenue, unallocated corporate expense was 1.3% and 1.4% for the three months ended March 31, 2008 and 2007, respectively.

Consolidated operating income was $32.0 million and $26.7 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 19.9%. Operating income as a percentage of revenue was 5.6% and 5.2% for the three months ended March 31, 2008 and 2007, respectively.

Consolidated other expense, net, was $731,000, and consolidated other income, net, was $2.0 million in the three months ended March 31, 2008 and 2007, respectively. Other income (expense), net, primarily includes interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility, and changes in the cash surrender value of our company-owned life insurance.

The consolidated income tax provision was $12.2 million and $11.2 million in both the three months ended March 31, 2008 and 2007, respectively. The effective tax rate was 39.0% in the three months ended March 31, 2008 and 2007.

Consolidated net income was $19.1 million and $17.5 million in the three months ended March 31, 2008 and 2007, respectively.

Results of Operations for the Three Months Ended March 31, 2008 and 2007—By Business Segment

Professional Services division

North American Professional Services Segment

Revenue in our North American Professional Services segment was $179.7 million and $163.4 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 10.0%. North American Professional Acquisitions contributed $5.5 million in revenue in the three months ended March 31, 2008. The increase in revenue for the three months ended March 31, 2008 was due primarily to revenue from internal growth and acquisitions, most notably in the segment’s Special Counsel business unit.

Revenue contribution from the North American Professional Services businesses for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
	2008	2007
Entegee	43.9%	44.8%
Special Counsel	26.8	21.7
Accounting Principals	14.2	16.7
Soliant Health	15.1	16.8

Gross profit in our North American Professional Services segment was $54.8 million and $50.4 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 8.7%. North American Professional Acquisitions contributed $3.0 million in gross profit in the three months ended March 31, 2008. Gross margin in our North American Professional Services segment was 30.5% and 30.8% in the three months ended March 31, 2008 and 2007, respectively. The decrease in gross margin in the three months ended March 31, 2008 was due to a decreased level of permanent placement fees, with gross margins from the segment’s staffing services remaining constant. Permanent placement fees, which generate a higher margin, decreased to 5.8% of the segment’s revenue in the three months ended March 31, 2008, from 6.4% in the year earlier period.

G&A expenses in our North American Professional Services segment were $36.9 million and $34.1 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 8.2%. As a percentage of revenue, G&A expenses were 20.5% and 20.9% in the three months ended March 31, 2008 and 2007, respectively. The increase in G&A expenses for the three months ended March 31, 2008 was due primarily to additional G&A expenses from the North American Professional Acquisitions and the increase in compensation expense related to the increases in the segment’s revenue.

Operating income was $16.7 million and $15.0 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 11.3%. Operating income as a percentage of revenue was 9.3% and 9.2% in the three months ended March 31, 2008 and 2007, respectively.

International Professional Services Segment

Revenue in our International Professional Services segment was $147.8 million and $126.0 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 17.3%. Changes in foreign currency exchange rates increased revenue by $3.2 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. The International Professional Acquisition contributed $11.7 million in revenue in the three months ended March 31, 2008. Apart from the effect of changes in foreign currency exchange rates and the execution of our acquisition strategy, the increase in revenue for the three months ended March 31, 2008 was due to the increased demand for our services.

Gross profit in our International Professional Services segment was $45.5 million and $35.4 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 28.5%. Changes in foreign currency exchange rates increased gross profit by $1.2 million from the three months ended March 31, 2007 to the three months ended March 31, 2008, respectively. The International Professional Acquisition contributed $7.4 million in gross profit in the three months ended March 31, 2008. Gross margin in our International Professional Services segment was 30.8% and 28.1% in the three months ended March 31, 2008 and 2007, respectively. The increase in gross margin was due primarily to increased permanent placement fees contributed by the International Professional Acquisition, and to a lesser extent an increase in gross margins from the segment’s staffing services. Permanent placement fees increased to 11.7% of the segment’s revenue for the three months ended March 31, 2008, from 8.7% in the year earlier period.

G&A expenses in our International Professional Services segment were $34.7 million and $26.5 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 30.9% in the three months ended March 31, 2008. As a percentage of revenue, G&A expenses were 23.5% and 21.0% in the three months ended March 31, 2008 and 2007, respectively. The increase in G&A expenses for the three months ended March 31, 2008, was due primarily to additional G&A expenses from the International Professional Acquisition, and to a lesser extent increases in compensation expense related to the increases in the segment’s revenue, and changes in foreign currency exchange rates.

Operating income was $9.3 million and $8.1 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 14.8%. Operating income as a percentage of revenue was 6.3% and 6.4% in the three months ended March 31, 2008 and 2007, respectively.

IT Services division

North American IT Services Segment

Revenue in our North American IT Services segment was $158.9 million and $148.5 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 7.0%. North American IT Acquisitions contributed $4.3 million in revenue in the three months ended March 31, 2008. The increase in revenue for the three months ended March 31, 2008 was due primarily to increased spending on IT initiatives by our clients and the utilization of our investments in additional sales and recruiting personnel.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 79.2% and 83.8% of the segment’s revenue for the three months ended March 31, 2008 and 2007, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit for the North American IT Services segment was $48.5 million and $41.9 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 15.8%. North American IT Acquisitions contributed $2.0 million in gross profit in the three months ended March 31, 2008. Gross margin in our North American IT Services segment was 30.5% and 28.2% in the three months ended March 31, 2008 and 2007, respectively. The increase in gross margin for the three months ended March 31, 2008 was due to a combination of increased gross margins from Modis staffing services, increased Modis permanent placement fees, increased fees generated from our Beeline unit, and higher utilization of Idea Integration’s salaried consultants.

The North American IT Services segment’s G&A expenses were $35.5 million and $31.1 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 14.1%. As a percentage of revenue, G&A expenses were 22.3% and 20.9% in the three months ended March 31, 2008 and 2007, respectively. The increase in the segment’s G&A expenses for the three months ended March 31, 2008, was due primarily to the increase in compensation expense related to the increases in the segment’s revenue and our investment in additional sales and recruiting personnel.

Operating income was $10.8 million and $9.1 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 18.7%. Operating income as a percentage of revenue was 6.8% and 6.1% in the three months ended March 31, 2008 and 2007, respectively.

International IT Services Segment

Revenue in our International IT Services segment was $81.4 million and $72.4 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 12.4%. Changes in foreign currency exchange rates increased revenue by $1.1 million from the three months ended March 31, 2007 to the three months ended March 31, 2008.

Gross profit in our International IT Services segment was $13.5 million and $12.1 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 11.6%. Changes in foreign currency exchange rates increased gross profit by $182,000 from the three months ended March 31, 2007 to the three months ended March 31, 2008. Gross margin in our International IT Services segment was 16.6% and 16.7% in the three months ended March 31, 2007 and 2006, respectively. The decrease in gross margin for the three months ended March 31, 2008 was due to a decrease in permanent placement fees, which more than offset improved gross margins from the segment’s staffing services. Permanent placement fees decreased to 2.7% of the segment’s revenue for the three months ended March 31, 2008, from 3.3% in the year earlier period.

G&A expenses in our International IT Services segment were $10.3 million and $10.1 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 2.0%. As a percentage of revenue, G&A expenses were 12.7% and 14.0% in the three months ended March 31, 2008 and 2007, respectively. G&A expenses in the three months ended March 31, 2007 included expenses associated with certain management restructuring activities, which contributed to the increased G&A expenses as a percentage of revenue in the three months ended March 31, 2007. The increase in G&A expenses for the three months ended March 31, 2008 was due primarily to increases in compensation expense related to the increases in the segment’s revenue, and to a lesser extent the effect of changes in foreign currency exchange rates.

Operating income was $2.6 million and $1.4 million in the three months ended March 31, 2008 and 2007, respectively, representing an increase of 86%. Operating income as a percentage of revenue was 3.2% and 1.9% in the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

Overview

We intend to generate stockholder value through strategic investments in our existing businesses, acquisitions, and stock repurchases, as appropriate. Changes to our liquidity have historically been due primarily to the net effect of: (i) funds generated by operations and proceeds from stock option exercises; and (ii) funds used for operations, acquisitions, repurchases of common stock and capital expenditures. While there can be no assurances in this regard, we believe that funds provided by operations, our current cash balances, and borrowings available to us under our existing credit facility will be sufficient to meet our presently anticipated needs for working capital, capital expenditures, repurchases of common stock and acquisitions for at least the next 12 months.

In the three months ended March 31, 2008, cash of $51.9 million used in investing and financing activities exceeded the $10.1 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates. Our net decrease in cash in the three months ended March 31, 2008 was due primarily to repurchases of our common stock. In the three months ended March 31, 2007, cash of $68.4 million used in investing and financing activities exceeded the $10.7 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates. Our net decrease in cash in the three months ended March 31, 2007 was due primarily to our purchases of short-term investments, acquisitions and repurchases of our common stock. The table below highlights working capital, cash and cash equivalents and short-term investments as of March 31, 2008 and December 31, 2007, respectively:

(dollar amounts in millions)	March 31, 2008	December 31, 2007
Working capital	$246.0	$265.2

Cash and cash equivalents and short-term investments	$63.4	$107.8

Operating cash flows

For the three months ended March 31, 2008 and 2007, we generated $9.7 million and $10.4 million of cash flow from operations, respectively. The decrease in cash flow from operations was due primarily to increased federal tax payments as we no longer have federal net operating loss carryforwards to utilize.

Investing cash flows

For the three months ended March 31, 2008, we used $10.3 million of cash for investing activities, including $8.2 million for acquisitions, net of cash acquired, and $4.7 million for capital expenditures. Proceeds from the sale of short-term investments generated $2.5 million.

For the three months ended March 31, 2007, we used $57.3 million of cash for investing activities, including $40.2 million for short-term investments, net of proceeds, $13.4 million for acquisitions, net of cash acquired, and $3.6 million for capital expenditures.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, for the remainder of 2008 will be approximately $15.0 million.

Financing cash flows

For the three months ended March 31, 2008, we used $41.6 million of cash for financing activities, consisting primarily of $40.6 million for the repurchase of common stock. For the three months ended March 31, 2007, we used $11.1 million of cash for financing activities, consisting primarily of $10.7 million for the repurchase of common stock.

Our Board of Directors has authorized certain repurchases of our common stock. For the first quarter of 2008, we repurchased 3.7 million shares at an aggregate cost of $40.6 million. As of April 25, 2008, we have repurchased and retired a total of 23.5 million shares at a cost of $257.9 million under this plan. We anticipate that we will continue to purchase shares under this authorization in the future, to the extent we deem appropriate, as we have approximately $59.6 million remaining under this authorization as of April 25, 2008. There is no expiration date for this authorization.

Indebtedness of the Company

In the fourth quarter of 2006, we closed on a $250 million revolving credit facility which is syndicated to a group of leading financial institutions and contains certain financial and non-financial covenants relating to our operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by substantially all of our subsidiaries. The facility expires in November 2011. As of April 25, 2008, borrowings outstanding under this facility consist of $9.9 million borrowed during April under the multicurrency tranche, as well as $7.8 million of standby letters of credit for certain operational matters.

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

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A to our Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 27, 2008. There were no material changes to our market risk for the three months ended March 31, 2008.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing MPS. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

Our Board of Directors has authorized certain repurchases of our common stock, the last of which increased this authorization by an additional $75 million in January of 2008. The following table sets forth information about our common stock repurchases for the three months ended March 31, 2008. As of April 25, 2008, we have repurchased a total of 23.5 million shares at a cost of $257.9 million under this plan. We anticipate that we will continue to purchase shares under this authorization in the future as we have approximately $59.6 million remaining under this authorization as of April 25, 2008. There is no expiration date for this authorization.

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	913,800	$9.77	913,800	$91,203,448
February 1, 2008 to February 29, 2008	600,000	11.11	600,000	84,538,128
March 1, 2008 to March 31, 2008	2,212,904	11.28	2,212,904	59,570,774

Total	3,726,704	$10.88	3,726,704	$59,570,774

(1)	Based on trade date, not settlement date.

Item 6.	Exhibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.	Description
31.1*	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2*	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1*	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

*	Copy of Exhibit is filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPS GROUP, INC.

By:	/S/ ROBERT P. CROUCH
Robert P. Crouch Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: May 8, 2008