Form 10-Q
period 2008-06-30
MPS GROUP INC
filed 2008-08-08
CIK 924646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of July 25, 2008:

93,002,656 shares of $0.01 par value common stock

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands except share amounts)	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$64,788	$105,285
Short term investments	—	2,500
Accounts receivable, net of allowance of $19,047 and $20,102, respectively	347,537	323,804
Prepaid expenses	13,837	10,867
Deferred income taxes	2,657	3,785
Other	17,678	17,463

Total current assets	446,497	463,704
Furniture, equipment, and leasehold improvements, net	39,007	35,859
Goodwill, net	718,892	678,530
Other assets, net	32,793	31,558

Total assets	$1,237,189	$1,209,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$93,382	$99,101
Accrued payroll and related taxes	97,147	88,439
Income taxes payable	1,122	11,014

Total current liabilities	191,651	198,554
Income taxes payable	7,698	7,303
Credit facility	29,973	—
Other	38,464	27,449

Total liabilities	267,786	233,306

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 93,411,081 and 96,789,586 shares issued, respectively	934	968
Additional contributed capital	454,468	504,969
Retained earnings	460,820	421,021
Accumulated other comprehensive income	53,181	49,387

Total stockholders’ equity	969,403	976,345

Total liabilities and stockholders’ equity	$1,237,189	$1,209,651

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(dollar amounts in thousands except per share amounts)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue	$589,490	$535,161	$1,157,271	$1,045,289
Cost of revenue	418,356	382,543	823,867	752,809

Gross profit	171,134	152,618	333,404	292,480

Operating expenses:
General and administrative	130,789	114,370	255,521	223,086
Depreciation and intangibles amortization	5,524	4,678	11,095	9,159

Total operating expenses	136,313	119,048	266,616	232,245

Income from operations	34,821	33,570	66,788	60,235
Other income (expense), net	(813)	2,944	(1,544)	4,935

Income before provision for income taxes	34,008	36,514	65,244	65,170
Provision for income taxes	13,263	13,626	25,445	24,802

Net income	$20,745	$22,888	$39,799	$40,368

Basic net income per common share	$0.23	$0.23	$0.44	$0.40

Average common shares outstanding, basic	89,590	100,391	91,010	100,391

Diluted net income per common share	$0.23	$0.22	$0.43	$0.39

Average common shares outstanding, diluted	91,191	103,110	92,449	102,968

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(dollar amounts in thousands)	2008	2007
Cash flows from operating activities:
Net income	$39,799	$40,368
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	12,392	12,938
Excess tax benefit from share-based awards	(178)	(1,808)
Share-based plans expense	5,408	3,612
Depreciation and intangibles amortization	11,095	9,159
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(12,095)	(30,573)
Prepaid expenses and other assets	(3,305)	(2,512)
Accounts payable and accrued expenses	(15,076)	(4,666)
Accrued payroll and related taxes	6,390	13,441
Other, net	(435)	(1,732)

Net cash provided by operating activities	43,995	38,227

Cash flows from investing activities:
Purchase of short term investments	—	(75,475)
Proceeds from sale of short term investments	2,500	49,950
Purchase of furniture, equipment and leasehold improvements, net of disposals	(9,244)	(11,551)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(46,104)	(34,647)

Net cash used in investing activities	(52,848)	(71,723)

Cash flows from financing activities:
Excess tax benefit from share-based awards	178	1,808
Settlement of share-based awards	(1,855)	(1,943)
Repurchases of common stock	(54,677)	(12,678)
Proceeds (payments) on employee stock purchase plan, net of discount	7	(17)
Proceeds from stock options exercised	1,075	3,387
Borrowings on indebtedness	29,973	—
Repayments on indebtedness	(7,078)	(3,073)

Net cash used in financing activities	(32,377)	(12,516)

Effect of exchange rate changes on cash and cash equivalents	733	1,552
Net decrease in cash and cash equivalents	(40,497)	(44,460)
Cash and cash equivalents, beginning of period	105,285	172,692

Cash and cash equivalents, end of period	$64,788	$128,232

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

New Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of FSP FAS 142-3 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is prohibited. We are currently evaluating the impact the adoption of FSP FAS 142-3 will have on our consolidated financial statements; however, we do not expect the effect to be material.

2. Share Repurchases

In the six months ended June 30, 2008, we repurchased 5.0 million shares of our common stock on the open market for a total cost of $54.7 million. All repurchased shares were retired, and accounted for using the cost method. The retirement of these shares was applied against “Additional contributed capital” on the Condensed Consolidated Balance Sheets.

3. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended		Six Months Ended
(dollar amounts in thousands except per share amounts)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Basic income per common share computation:
Net income	$20,745	$22,888	$39,799	$40,368

Basic average common shares outstanding	89,590	100,391	91,010	100,391
Incremental shares from assumed exercise of stock options and restricted stock awards	1,601	2,719	1,439	2,577

Diluted average common shares outstanding	91,191	103,110	92,449	102,968

Basic net income per common share	$0.23	$0.23	$0.44	$0.40

Diluted net income per common share	$0.23	$0.22	$0.43	$0.39

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

Options to purchase approximately 308,000 and 130,000 shares of common stock that were outstanding during the three months ended June 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares for the respective periods. For the six months ended June 30, 2008 and 2007, options to purchase approximately 349,000 and 122,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the aforementioned reason.

4. Commitments and Contingencies

We are a party to a number of lawsuits and claims arising out of the ordinary conduct of our business. In our opinion, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on us, our financial position, results of operations, or cash flows.

5. Segment Reporting

We disclose segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) 131, Disclosure About Segments of an Enterprise and Related Information. We have four reportable segments: North American Professional Services, International Professional Services, North American IT Services, and International IT Services. Our reportable segments offer different services, have different client bases, experience differing economic characteristics, and are managed separately as each requires different resources and marketing strategies. Our segment results include the results from acquisitions discussed in Footnote 7, as well as in Footnote 3 to our Form 10-K for the year ended December 31, 2007. We evaluate segment performance based on revenues, gross profit, and income from continuing operations before provision for income taxes. We do not allocate income taxes, interest or unusual items to the segments. In addition, we do not report total assets by segment.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Footnote 2 to our Form 10-K for the year ended December 31, 2007, and all intersegment sales and transfers are eliminated. In addition, no one customer represents more than 5% of our overall revenue.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

The following tables summarize performance, accounts receivable, net, and long-lived assets by segment, and revenue by geographic location:

	Three Months Ended		Six Months Ended
(dollar amounts in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue
North American Professional Services	$185,590	$173,317	$365,268	$336,682
International Professional Services	153,530	127,611	301,350	253,566
North American IT Services	158,218	160,175	317,089	308,627
International IT Services	92,152	74,058	173,564	146,414

Total revenue	$589,490	$535,161	$1,157,271	$1,045,289

Gross profit
North American Professional Services	$58,163	$54,917	$112,916	$105,319
International Professional Services	47,945	37,598	93,449	73,012
North American IT Services	49,210	47,118	97,728	89,067
International IT Services	15,816	12,985	29,311	25,082

Total gross profit	$171,134	$152,618	$333,404	$292,480

Income before provision for income taxes
North American Professional Services	$17,861	$17,738	$34,541	$32,748
International Professional Services	9,350	8,453	18,626	16,557
North American IT Services	12,134	11,922	22,959	21,004
International IT Services	3,285	2,976	5,870	4,442

	42,630	41,089	81,996	74,751
Corporate expenses (1)	(7,809)	(7,519)	(15,208)	(14,516)
Other income (expense), net	(813)	2,944	(1,544)	4,935

Total income before provision for income taxes	$34,008	$36,514	$65,244	$65,170

Geographic Areas
Revenue
North American	$343,808	$333,492	$682,357	$645,309
International	245,682	201,669	474,914	399,980

Total revenue	$589,490	$535,161	$1,157,271	$1,045,289

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

(dollar amounts in thousands)	June 30, 2008	December 31, 2007
Accounts receivable, net
North American Professional Services	$103,624	$95,758
International Professional Services	62,553	64,673
North American IT Services	119,224	115,575
International IT Services	62,136	47,798

Total accounts receivable, net	$347,537	$323,804

Long-lived assets
North American Professional Services	$214,018	$200,404
International Professional Services	186,992	184,011
North American IT Services	287,853	278,968
International IT Services	57,855	39,716

	746,718	703,099
Corporate	11,181	11,290

Total long-lived assets	$757,899	$714,389

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

6. Comprehensive Income

We disclose other comprehensive income in accordance with SFAS 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
(dollar amounts in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income	$20,745	$22,888	$39,799	$40,368
Unrealized gain on foreign currency translation adjustments (1)	2,426	6,979	3,794	8,473

Comprehensive income	$23,171	$29,867	$43,593	$48,841

(1)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

7. Business Combinations

In the six months ended June 30, 2008, we acquired a pharmacy staffing business, an IT staffing business, and certain assets of a vendor management solutions business. Purchase consideration totaled $47.5 million in cash, of which $45.3 million was paid at closing.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

8. Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for 2008 are as follows:

	Professional Services		IT Services
(dollar amounts in thousands)	North American	International	North American	International	Total
Balance as of December 31, 2007	$195,883	$177,380	$268,550	$36,717	$678,530
Acquisitions	(38)	61	7,716	—	7,739
Effect of foreign currency exchange rates	—	920	(312)	85	693

Balance as of March 31, 2008	195,845	178,361	275,954	36,802	686,962
Acquisitions	12,663	—	158	17,594	30,415
Effect of foreign currency exchange rates	—	1,278	107	130	1,515

Balance as of June 30, 2008	$208,508	$179,639	$276,219	$54,526	$718,892

We allocated the purchase price of acquisitions in accordance with SFAS 141, Business Combinations. At June 30, 2008 and December 31, 2007, there was $10.8 million and $10.0 million, respectively, of identifiable intangible assets on our Condensed Consolidated Balance Sheets relating to our acquisitions. Identifiable intangible assets relate primarily to the value of the acquired business’ customer relationships and trade names at the acquisition date.

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

For the quarter ended June 30, 2008, our consolidated revenue increased 10% and our consolidated operating income increased 4% compared to the second quarter of the prior year. Revenue grew across three of our four segments compared to the second quarter of 2007. We believe this growth was attributable to the performance of our sales and recruiting staff, and acquisitions. Revenue decreased in our North American IT Services segment due primarily to the wind down of certain lower-margin client contracts in our Modis unit; however, gross profit for this segment increased 4%. The demand for our services is highly dependent upon the state of the economy and upon the staffing needs of our clients. A negative variation in the economic conditions of the United States, United Kingdom or of any of the other foreign countries in which we do business may severely reduce demand for our services and thereby significantly decrease our revenues and profits.

We target potential acquisitions that will either increase the geographic presence of our businesses or provide complementary service offerings. Our target acquisitions have generally ranged from $5 million to $25 million in annual revenue. During 2007 and through June 30, 2008, we completed ten acquisitions. Five acquisitions were completed within our North American Professional Services segment that expanded our geographic footprint and increased our market penetration in our legal and healthcare units, and increased our recruitment pipeline in our healthcare unit. We refer to these acquisitions herein as the North American Professional Acquisitions. Three acquisitions were completed in our North American IT Services segment that increased our service offerings and market penetration in our IT solutions and workforce solutions units. We refer to these acquisitions herein as the North American IT Acquisitions. One acquisition was completed in our International Professional Services segment that increased our service offerings and geographic footprint. We refer to this acquisition herein as the International Professional Acquisition. One acquisition was completed in our International IT Services segment that increased our geographic footprint. We refer to this acquisition herein as the International IT Acquisition.

We continue to seek to diversify our revenue base because we continue to believe that long-term opportunities for growth in the professional services market and internationally may be more robust than in the IT services market and in North America. Revenue from our Professional Services division represented 58% of consolidated revenue in the three months ended June 2008, compared to 56% in the three months ended June 2007. Revenue from our international segments represented 42% of consolidated revenue in the three months ended June 2008, compared to 38% in the three months ended June 2007.

We continue to look for opportunities to increase gross margin, which can be accomplished through better management of the bill and pay rate spread, acquiring companies with higher margins, and focusing more resources on permanent placement. In addition, we aim to leverage existing staff while investing in future growth opportunities and personnel. Our staffing gross margin in the second quarter of 2008 remained constant from the year earlier period at 24.3%. The staffing gross margins increased in our International Professional Services segment and North American IT Services segment, decreased in our North American Professional Services segment, and remained constant in our International IT Services segment. For the three months ended June 30, 2008, gross margin was aided by the percentage of revenue attributable to permanent placement fees. Permanent placement fees as a percentage of revenue have been increasing in our North American and International Professional Services segments, while decreasing in our North American and International IT Services segments. Permanent placement fees represented 6.2% of revenue in the second quarter of 2008, up from 5.5% in the year earlier period. The following detailed analysis of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and the 2007 Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2007.

Results Of Operations For The Three and Six Months Ended June 30, 2008 and 2007—Consolidated

Consolidated revenue was $589.5 million and $535.2 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 10.1%. Consolidated revenue was $1,157.3 million and $1,045.3 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 10.7%.

Consolidated gross profit was $171.1 million and $152.6 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 12.1%. Consolidated gross margin was 29.0% and 28.5% in the three months ended June 30, 2008 and 2007, respectively. Consolidated gross profit was $333.4 million and $292.5 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 14.0%. Consolidated gross margin was 28.8% and 28.0% in the six months ended June 30, 2008 and 2007, respectively.

Consolidated operating expenses were $136.3 million and $119.0 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 14.5%. General and administrative (“G&A”) expenses, which are included in operating expenses, were $130.8 million and $114.4 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 14.3%. Consolidated operating expenses were $266.6 million and $232.2 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 14.8%. G&A expenses were $255.5 million and $223.1 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 14.5%.

Unallocated corporate expenses, included in consolidated operating expenses, pertain to certain functions such as executive management, accounting, administration, tax, and treasury that are not directly attributable to our operating units. Unallocated corporate expense was $7.8 million and $7.5 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 4.0%. As a percentage of revenue, unallocated corporate expense was 1.3% and 1.4% for the three months ended June 30, 2008 and 2007, respectively. Unallocated corporate expense was $15.2 million and $14.5 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 4.8%. As a percentage of revenue, unallocated corporate expense was 1.3% and 1.4% for the six months ended June 30, 2008 and 2007, respectively.

Consolidated operating income was $34.8 million and $33.6 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 3.6%. Operating income as a percentage of revenue was 5.9% and 6.3% for the three months ended June 30, 2008 and 2007, respectively. Consolidated operating income was $66.8 million and $60.2 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 11.0%. Operating income as a percentage of revenue was 5.8% for the six months ended June 30, 2008 and 2007.

Consolidated other expense, net, was $813,000 and consolidated other income, net, was $2.9 million in the three months ended June 30, 2008 and 2007, respectively. Consolidated other expense, net, was $1.5 million and consolidated other income, net, was $4.9 million in the six months ended June 30, 2008 and 2007, respectively. Included in the three and six months ended June 30, 2007 was $1.0 million interest benefit from the settlement of a state income tax audit. Other income (expense), net, primarily includes interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility, and changes in the cash surrender value of our company-owned life insurance.

The consolidated income tax provision was $13.3 million and $13.6 million in the three months ended June 30, 2008 and 2007, respectively. The effective tax rate was 39.0% and 37.3% in the three months ended June 30, 2008 and 2007, respectively. The consolidated income tax provision was $25.4 million and $24.8 million in the six months ended June 30, 2008 and 2007, respectively. The effective tax rate was 39.0% and 38.1% in the six months ended June 30, 2008 and 2007, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2007 was due primarily to the settlement of a state income tax audit.

Consolidated net income was $20.7 million and $22.9 million in the three months ended June 30, 2008 and 2007, respectively. Consolidated net income was $39.8 million and $40.4 million in the six months ended June 30, 2008 and 2007, respectively.

Results Of Operations For The Three and Six Months Ended June 30, 2008 and 2007—By Business Segment

Professional Services Division

North American Professional Services Segment

Revenue in our North American Professional Services segment was $185.6 million and $173.3 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 7.1%. Revenue in our North American Professional Services segment was $365.3 million and $336.7 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 8.5%. North American Professional Acquisitions contributed $5.3 million and $10.8 million in revenue in the three and six months ended June 30, 2008, respectively. The increase in revenue for the three and six months ended June 30, 2008 was due primarily to revenue from internal growth and acquisitions in the segment’s Special Counsel business unit, and internal growth in the Entegee business unit.

Revenue contribution from the North American Professional Services businesses for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Entegee	43.8%	44.9%	43.8%	44.9%
Special Counsel	26.6	23.3	26.7	22.5
Accounting Principals	13.6	16.0	13.9	16.3
Soliant Health	16.0	15.8	15.6	16.3

Gross profit in our North American Professional Services segment was $58.2 million and $54.9 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 6.0%. Gross profit in our North American Professional Services segment was $112.9 million and $105.3 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 7.2%. North American Professional Acquisitions contributed $2.3 million and $5.3 million in gross profit in the three and six months ended June 30, 2008, respectively. Gross margin in our North American Professional Services segment was 31.4% and 31.7% in the three months ended June 30, 2008 and 2007, respectively, and 30.9% and 31.3% in the six months ended June 30, 2008 and 2007, respectively. The decrease in gross margin in the three months ended June 30, 2008 was due primarily to a decrease in staffing margins in the Special Counsel business unit resulting from increased sales and delivery of document review projects, which typically generate a lower staffing margin. The decrease in gross margin for the six months ended June 30, 2008 is due to a combination of the increased sales and delivery of document review projects in the Special Counsel business unit, as well as a decrease in the level of permanent placement fees as a percentage of total segment revenue. Permanent placement fees, which generate a higher margin, increased to 6.5% of the segment’s revenue in the three months ended June 30, 2008, from 6.4% in the year earlier period, and decreased to 6.1% of the segment’s revenue in the six months ended June 30, 2008, from 6.4% in the year earlier period.

G&A expenses in our North American Professional Services segment were $38.9 million and $35.9 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 8.4%. As a percentage of revenue, G&A expenses were 21.0% and 20.7% in the three months ended June 30, 2008 and 2007, respectively. G&A expenses in our North American Professional Services segment were $75.8 million and $70.0 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 8.3%. As a percentage of revenue, G&A expenses were 20.8% in the six months ended June 30, 2008 and 2007. The increase in G&A expenses for the three and six months ended June 30, 2008 was due primarily to additional G&A expenses from the North American Professional Acquisitions and the increase in compensation expense related to the increases in the segment’s revenue.

Operating income in our North American Professional Services segment was $17.9 million and $17.7 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 1.1%. Operating income as a percentage of revenue was 9.6% and 10.2% in the three months ended June 30, 2008 and 2007, respectively. Operating income in our North American Professional Services segment was $34.5 million and $32.7 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 5.5%. Operating income as a percentage of revenue was 9.4% and 9.7% in the six months ended June 30, 2008 and 2007, respectively.

International Professional Services Segment

Revenue in our International Professional Services segment was $153.5 million and $127.6 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 20.3%. Revenue in our International Professional Services segment was $301.4 million and $253.6 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 18.8%. Changes in foreign currency exchange rates increased revenue by $1.1 million and $4.4 million from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008, respectively. International Professional Acquisitions contributed $13.0 million and $24.8 million in revenue in the three and six months ended June 30, 2008, respectively. Apart from the effect of changes in foreign currency exchange rates and the execution of our acquisition strategy, the increase in revenue for the three and six months ended June 30, 2008 was due to the increased demand for our services.

Gross profit in our International Professional Services segment was $47.9 million and $37.6 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 27.4%. Gross profit in our International Professional Services segment was $93.4 million and $73.0 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 27.9%. Changes in foreign currency exchange rates increased gross profit by $620,000 and $1.8 million from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008, respectively. International Professional Acquisitions contributed $8.4 million and $15.8 million in gross profit in the three and six months ended June 30, 2008. Gross margin in our International Professional Services segment was 31.2% and 29.5% in the three months ended June 30, 2008 and 2007, respectively, and 31.0% and 28.8% in the six months ended June 30, 2008 and 2007, respectively. The increase in gross margin for the three and six months ended June 30, 2008, was due primarily to increased permanent placement fees contributed by the International Professional Acquisition, and to a lesser extent an increase in gross margins from the segment’s staffing services. Permanent placement fees increased to 12.5% of the segment’s revenue for the three months ended June 30, 2008, from 10.5% in the year earlier period, and increased to 12.1% of the segment’s revenue for the six months ended June 30, 2008, from 9.6% in the year earlier period.

G&A expenses in our International Professional Services segment were $37.3 million and $28.3 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 31.8%. As a percentage of revenue, G&A expenses were 24.3% and 22.2% in the three months ended June 30, 2008 and 2007, respectively. G&A expenses in our International Professional Services segment were $71.9 million and $54.7 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 31.4%. As a percentage of revenue, G&A expenses were 23.9% and 21.6% in the six months ended June 30, 2008 and 2007, respectively. The increase in G&A expenses for the three and six months ended June 30, 2008, was due primarily to additional G&A expenses from the International Professional Acquisition, and to a lesser extent increases in compensation expense related to the increases in the segment’s revenue, investments in European operations, and changes in foreign currency exchange rates.

Operating income in our International Professional Services segment was $9.4 million and $8.5 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 10.6%. Operating income as a percentage of revenue was 6.1% and 6.7% in the three months ended June 30, 2008 and 2007, respectively. Operating income in our International Professional Services segment was $18.6 million and $16.6 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 12.0%. Operating income as a percentage of revenue was 6.2% and 6.5% in the six months ended June 30, 2008 and 2007, respectively.

IT Services Division

North American IT Services Segment

Revenue in our North American IT Services segment was $158.2 million and $160.2 million in the three months ended June 30, 2008 and 2007, respectively, representing a decrease of 1.2%. Revenue in our North American IT Services segment was $317.1 million and $308.6 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 2.8%. Changes in foreign currency exchange rates increased revenue by $850,000 and $2.3 million from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008, respectively. North American IT Acquisitions contributed $1.9 million and $6.2 million in revenue in the three and six months ended June 30, 2008, respectively. The increase in revenue for the six months ended June 30, 2008 was due primarily to revenue from the North American IT Acquisitions. The decrease in revenue for the three months ended June 30, 2008 was due primarily to the wind down of certain lower-margin client contracts in the Modis business unit.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 78.2% and 81.3% of the segment’s revenue for the three months ended June 30, 2008 and 2007, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit in our North American IT Services segment was $49.2 million and $47.1 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 4.5%. Gross profit in our North American IT Services segment was $97.7 million and $89.1 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 9.7%. Changes in foreign currency exchange rates increased gross profit by $161,000 and $433,000 from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008, respectively. North American IT Acquisitions contributed $1.9 million and $3.9 million in gross profit in the three and six months ended June 30, 2008, respectively. Gross margin in our North American IT Services segment was 31.1% and 29.4% in the three months ended June 30, 2008 and 2007, respectively. Gross margin in our North American IT Services segment was 30.8% and 28.9% in the six months ended June 30, 2008 and 2007, respectively. The increase in gross margin for the three and six months ended June 30, 2008 was due primarily to increased fees generated from our Beeline business unit, which generates higher margins than the other business units, and to a lesser extent increased gross margins from Modis staffing services. Permanent placement fees decreased to 1.7% of the segment’s revenue for the three months ended June 30, 2008, from 1.8% in the year earlier period, and increased to 1.7% of the segment’s revenue for the six months ended June 30, 2008, from 1.6% in the year earlier period.

G&A expenses in our North American IT Services segment were $34.8 million and $33.2 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 4.8%. As a percentage of revenue, G&A expenses were 22.0% and 20.7% in the three months ended June 30, 2008 and 2007, respectively. G&A expenses in our North American IT Services segment were $70.3 million and $64.3 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 9.3%. As a percentage of revenue, G&A expenses were 22.2% and 20.8% in the six months ended June 30, 2008 and 2007, respectively. The increase in the segment’s G&A expenses for the three and six months ended June 30, 2008, was due to a combination of additional G&A expenses from the North American IT Acquisitions, investments in our Beeline unit, and the increase in compensation expense related to the increases in the segment’s revenue.

Operating income in our North American IT Services segment was $12.1 million and $11.9 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 1.7%. Operating income as a percentage of revenue was 7.6% and 7.4% in the three months ended June 30, 2008 and 2007, respectively.

Operating income in our North American IT Services segment was $23.0 million and $21.0 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 9.5%. Operating income as a percentage of revenue was 7.3% and 6.8% in the six months ended June 30, 2008 and 2007, respectively.

International IT Services Segment

Revenue in our International IT Services segment was $92.2 million and $74.1 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 24.4%. Revenue in our International IT Services segment was $173.6 million and $146.4 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 18.6%. Changes in foreign currency exchange rates decreased revenue by $246,000 and increased revenue by $889,000 from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008, respectively. The International IT Acquisition contributed $6.3 million in revenue in the three and six months ended June 30, 2008. Apart from the effect of changes in foreign currency exchange rates and the execution of our acquisition strategy, the increase in revenue for the three and six months ended June 30, 2008 was due to the increased demand for our services.

Gross profit in our International IT Services segment was $15.8 million and $13.0 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 21.5%. Gross profit in our International IT Services segment was $29.3 million and $25.1 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 16.7%. Changes in foreign currency exchange rates decreased gross profit by $40,000 and increased gross profit by $146,000 from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008, respectively. The International IT Acquisition contributed $1.6 million in gross profit in the three and six months ended June 30, 2008. Gross margin in our International IT Services segment was 17.1% and 17.5% in the three months ended June 30, 2008 and 2007, respectively, and 16.9% and 17.1% in the six months ended June 30, 2008 and 2007, respectively. The decrease in gross margin for the three and six months ended June 30, 2008 was due to a decrease in permanent placement fees. Permanent placement fees decreased to 2.8% of the segment’s revenue for the three months ended June 30, 2008, from 3.2% in the year earlier period, and decreased to 2.7% of the segment’s revenue for the six months ended June 30, 2008, from 3.3% in the year earlier period

G&A expenses in our International IT Services segment were $11.9 million and $9.5 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 25.3%. As a percentage of revenue, G&A expenses were 12.9% and 12.8% in the three months ended June 30, 2008 and 2007, respectively. G&A expenses in our International IT Services segment were $22.2 million and $19.5 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 13.8%. As a percentage of revenue, G&A expenses were 12.8% and 13.3% in the six months ended June 30, 2008 and 2007, respectively. Apart from the effect of changes in foreign currency exchange rates and increased G&A expenses from the International IT acquisition, the increase in G&A expenses for the three and six months ended June 30, 2008 was due primarily to increases in sales and recruiting personnel and to a lesser increases in compensation expense related to the increases in the segment’s revenue. G&A expenses in the six months ended June 30, 2007 included expenses associated with certain management restructuring activities, which contributed to the increased G&A expenses as a percentage of revenue in the six months ended June 30, 2007.

Operating income in our International IT Services segment was $3.3 million and $3.0 million in the three months ended June 30, 2008 and 2007, respectively, representing an increase of 10.0%. Operating income as a percentage of revenue was 3.6% and 4.0% in the three months ended June 30, 2008 and 2007, respectively. Operating income in our International IT Services segment was $5.9 million and $4.4 million in the six months ended June 30, 2008 and 2007, respectively, representing an increase of 34.1%. Operating income as a percentage of revenue was 3.4% and 3.0% in the six months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Overview

We intend to generate stockholder value through strategic investments in our existing businesses, acquisitions, and stock repurchases, as appropriate. Changes to our liquidity have historically been due primarily to the net effect of: (i) funds generated by operations; and (ii) acquisitions, repurchases of common stock and capital expenditures. While there can be no assurances in this regard, we believe that funds provided by operations, our current cash balances, and borrowings available to us under our existing credit facility will be sufficient to meet our presently anticipated needs for working capital, capital expenditures, repurchases of common stock and acquisitions for at least the next 12 months.

In the six months ended June 30, 2008, cash of $85.2 million used in investing and financing activities exceeded the $44.7 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates. Our net decrease in cash in the six months ended June 30, 2008 was due primarily to repurchases of our common stock and acquisitions. In the six months ended June 30, 2007, cash of $84.2 million used in investing and financing activities exceeded the $39.8 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates. Our net decrease in cash in the six months ended June 30, 2007 was due primarily to acquisitions, our purchases of short term investments, and repurchases of our common stock. The table below highlights working capital, cash and cash equivalents and short term investments as of June 30, 2008 and December 31, 2007, respectively:

(dollar amounts in millions)	June 30, 2008	December 31, 2007
Working capital	$254.8	$265.2
Cash and cash equivalents and short term investments	$64.8	$107.8

Operating cash flows

For the six months ended June 30, 2008 and 2007, we generated $44.0 million and $38.2 million of cash flow from operations, respectively. The increase in cash flow from operations was due primarily to increased cash collections on trade receivables.

Investing cash flows

For the six months ended June 30, 2008, we used $52.8 million of cash for investing activities, including $46.1 million for acquisitions, net of cash acquired, and $9.2 million for capital expenditures.

For the six months ended June 30, 2007, we used $71.7 million of cash for investing activities, including $34.6 million for acquisitions, net of cash acquired, $25.5 million for short term investments, net of proceeds, and $11.6 million for capital expenditures.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, for the remainder of 2008 will be approximately $10.0 million.

Financing cash flows

For the six months ended June 30, 2008, we used $32.4 million of cash for financing activities, consisting primarily of $54.7 million for the repurchase of common stock and $7.1 million used for the repayment of acquisition related notes, net of $30.0 million borrowed from our revolving credit facility. For the six months ended June 30, 2007, we used $12.5 million of cash for financing activities, consisting primarily of $12.7 million for the repurchase of common stock.

Our Board of Directors has authorized certain repurchases of our common stock. For the second quarter of 2008, we repurchased 1.3 million shares at an aggregate cost of $14.1 million. As of July 25, 2008, we have repurchased and retired a total of 25.2 million shares at a cost of $276.4 million under these authorizations. We have approximately $41.1 million remaining under these authorizations as of July 25, 2008. There is no expiration date for these authorizations.

Indebtedness of the Company

We have a $250 million revolving credit facility which is syndicated to a group of leading financial institutions and contains certain financial and non-financial covenants relating to our operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by substantially all of our subsidiaries. The facility expires in November 2011. As of July 25, 2008, we have $25.0 million in borrowings outstanding under this facility, as well as $8.5 million of standby letters of credit for certain operational matters.

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

New Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of FSP FAS 142-3 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is prohibited. We are currently evaluating the impact the adoption of FSP FAS 142-3 will have on our consolidated financial statements; however, we do not expect the effect to be material.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A to our Form 10-K for the year ended December 31, 2007. There were no material changes to our market risk for the three and six months ended June 30, 2008.

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

Issuer Repurchases of Equity Securities

Our Board of Directors has authorized certain repurchases of our common stock, the last of which increased this authorization by an additional $75 million in January of 2008. The following table sets forth information about our common stock repurchases for the three months ended June 30, 2008. As of July 25, 2008, we have repurchased a total of 25.2 million shares at a cost of $276.4 million under these authorizations. We have approximately $41.1 million remaining under these authorizations as of July 25, 2008. There is no expiration date for these authorizations.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	—	$—	—	$59,570,774
May 1, 2008 to May 31, 2008	940,000	11.09	940,000	49,147,563
June 1, 2008 to June 30, 2008	334,700	11.02	334,700	45,457,808

Total	1,274,700	$11.07	1,274,700	$45,457,808

(1)	Based on trade date, not settlement date.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 14, 2008. Proxies were solicited from shareholders of record as of March 28, 2008, and filed on the close of business on April 15, 2008. On March 28, 2008, there were 94,342,768 shares outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, the following proposals were submitted to a shareholder vote:

1.	Approval of a proposal to elect the following individuals as directors of the Company:

Name	For	Withhold Authority
Derek E. Dewan	87,379,474	1,281,113
Timothy D. Payne	87,395,158	1,265,429
Peter J. Tanous	85,124,383	3,536,204
T. Wayne Davis	85,344,390	3,316,197
John R. Kennedy	86,939,320	1,721,267
Michael D. Abney	86,831,823	1,828,764
William M. Issac	86,942,220	1,718,367
Darla D. Moore	87,813,147	847,440
Arthur B. Laffer	86,941,523	1,719,064

2.	Approval of an increase in the number of shares authorized for issuance under the Company’s 2004 Equity Incentive Plan:

For	Against	Abstain	Non-Votes
72,436,306	9,512,848	1,068,548	5,642,885

3.	Approval of the Company’s 2008 Non-Executive Equity Incentive Plan:

For	Against	Abstain	Non-Votes
73,170,273	8,775,111	1,072,318	5,642,885

Item 6.	Exhibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.	Description
10.1*	MPS Group, Inc. 2004 Equity Incentive Plan, as amended.

10.2*	MPS Group, Inc. 2008 Non-Executive Equity Incentive Plan.

31.1*	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2*	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1*	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

*	Copy of Exhibit is filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there onto duly authorized

MPS GROUP, INC.

By:	/s/ ROBERT P. CROUCH
Robert P. Crouch Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: August 8, 2008