Form 10-Q
period 2008-09-30
MPS GROUP INC
filed 2008-11-07
CIK 924646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of October 24, 2008:

92,318,172 shares of $0.01 par value common stock

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands except share amounts)	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$63,546	$105,285
Short term investments	—	2,500
Accounts receivable, net of allowance of $18,663 and $20,102, respectively	343,763	323,804
Prepaid expenses	12,245	10,867
Deferred income taxes	2,527	3,785
Other	17,085	17,463

Total current assets	439,166	463,704
Furniture, equipment, and leasehold improvements, net	37,177	35,859
Goodwill, net	699,409	678,530
Other assets, net	28,488	31,558

Total assets	$1,204,240	$1,209,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$97,813	$99,101
Accrued payroll and related taxes	98,663	88,439
Income taxes payable	2,333	11,014

Total current liabilities	198,809	198,554
Income taxes payable	7,835	7,303
Credit facility	9,023	—
Other	40,385	27,449

Total liabilities	256,052	233,306

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 92,655,852 and 96,789,586 shares issued, respectively	927	968
Additional contributed capital	449,013	504,969
Retained earnings	478,028	421,021
Accumulated other comprehensive income	20,220	49,387

Total stockholders’ equity	948,188	976,345

Total liabilities and stockholders’ equity	$1,204,240	$1,209,651

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands except per share amounts)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue	$577,484	$556,581	$1,734,755	$1,601,870
Cost of revenue	413,390	395,078	1,237,257	1,147,887

Gross profit	164,094	161,503	497,498	453,983

Operating expenses:
General and administrative	129,237	119,054	384,758	342,140
Depreciation and intangibles amortization	5,677	5,451	16,772	14,610

Total operating expenses	134,914	124,505	401,530	356,750

Income from operations	29,180	36,998	95,968	97,233
Other income (expense), net	(2,715)	984	(4,259)	5,919

Income before provision for income taxes	26,465	37,982	91,709	103,152
Provision for income taxes	9,257	14,813	34,702	39,615

Net income	$17,208	$23,169	$57,007	$63,537

Basic net income per common share	$0.19	$0.23	$0.63	$0.64

Average common shares outstanding, basic	88,459	99,071	90,159	99,951

Diluted net income per common share	$0.19	$0.23	$0.62	$0.62

Average common shares outstanding, diluted	90,315	100,802	91,738	102,246

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(dollar amounts in thousands)	2008	2007
Cash flows from operating activities:
Net income	$57,007	$63,537
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	15,399	18,975
Excess tax benefit from share-based awards	(320)	(2,051)
Share-based plans expense	8,483	5,922
Depreciation and intangibles amortization	16,772	14,610
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(20,426)	(47,180)
Prepaid expenses and other assets	(1,693)	(2,296)
Accounts payable and accrued expenses	(2,604)	8,444
Accrued payroll and related taxes	11,667	21,864
Other, net	654	(1,596)

Net cash provided by operating activities	84,939	80,229

Cash flows from investing activities:
Purchase of short term investments	—	(144,875)
Proceeds from sale of short term investments	2,500	115,450
Purchase of furniture, equipment and leasehold improvements, net of disposals	(13,467)	(15,917)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(51,110)	(80,553)

Net cash used in investing activities	(62,077)	(125,895)

Cash flows from financing activities:
Excess tax benefit from share-based awards	320	2,051
Settlement of share-based awards	(1,855)	(1,943)
Repurchases of common stock	(64,407)	(41,517)
Payments on employee stock purchase plan, net of discount	(5)	(28)
Proceeds from stock options exercised	2,138	4,462
Borrowings on indebtedness	29,973	—
Repayments on indebtedness	(28,078)	(3,073)

Net cash used in financing activities	(61,914)	(40,048)

Effect of exchange rate changes on cash and cash equivalents	(2,687)	2,469
Net decrease in cash and cash equivalents	(41,739)	(83,245)
Cash and cash equivalents, beginning of period	105,285	172,692

Cash and cash equivalents, end of period	$63,546	$89,447

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

New Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of FSP FAS 142-3 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is prohibited. We do not expect the adoption of FSP FAS 142-3 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 141-R, Business Combinations. This statement is effective for us on January 1, 2009, and applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141-R significantly changes the accounting for acquisitions. Some of the major provisions are that acquisition related costs will generally be expensed as incurred, contingent consideration will be recorded at fair value on the acquisition date, with adjustments to certain forms of contingent liabilities impacting the results of operations. The impact that SFAS 141-R will have on our consolidated financial statements after adoption will depend on the nature, terms, and size of the acquisitions we consummate after adoption.

2. Share Repurchases

In the nine months ended September 30, 2008, we repurchased 5.9 million shares of our common stock on the open market for a total cost of $64.4 million. All repurchased shares were retired and accounted for using the cost method. The retirement of these shares was applied against “Additional contributed capital” on the Condensed Consolidated Balance Sheet as of September 30, 2008.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

3. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands except per share amounts)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Basic net income per common share computation:
Net income	$17,208	$23,169	$57,007	$63,537

Basic average common shares outstanding	88,458	99,071	90,159	99,951
Incremental shares from assumed exercise of stock options and restricted stock awards	1,857	1,731	1,579	2,295

Diluted average common shares outstanding	90,315	100,802	91,738	102,246

Basic net income per common share	$0.19	$0.23	$0.63	$0.64

Diluted net income per common share	$0.19	$0.23	$0.62	$0.62

Options to purchase approximately 307,000 and 205,000 shares of common stock that were outstanding during the three months ended September 30, 2008 and 2007, respectively, were not included in the computation of diluted net income per share as the exercise prices of these options were greater than the average market price of the common shares for the respective periods. For the nine months ended September 30, 2008 and 2007, options to purchase approximately 335,000 and 149,000 shares of common stock, respectively, were not included in the computation of diluted net income per share for the aforementioned reason.

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

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

The following tables summarize performance, accounts receivable, net, and long-lived assets by segment, and revenue by geographic location:

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue
North American Professional Services	$192,185	$176,120	$557,453	$512,802
International Professional Services	142,033	144,657	443,383	398,223
North American IT Services	154,765	158,919	471,854	467,546
International IT Services	88,501	76,885	262,065	223,299

Total revenue	$577,484	$556,581	$1,734,755	$1,601,870

Gross profit
North American Professional Services	$58,380	$56,750	$171,296	$162,069
International Professional Services	41,597	44,112	135,046	117,124
North American IT Services	47,797	47,033	145,525	136,100
International IT Services	16,320	13,608	45,631	38,690

Total gross profit	$164,094	$161,503	$497,498	$453,983

Income before provision for income taxes
North American Professional Services	$17,104	$18,467	$51,645	$51,215
International Professional Services	5,213	10,408	23,839	26,965
North American IT Services	10,367	12,298	33,326	33,302
International IT Services	4,009	3,551	9,879	7,973

	36,693	44,724	118,689	119,455
Corporate expenses (1)	(7,513)	(7,726)	(22,721)	(22,222)
Other income (expense), net	(2,715)	984	(4,259)	5,919

Total income before provision for income taxes	$26,465	$37,982	$91,709	$103,152

Geographic Areas
Revenue
North American	$346,950	$335,039	$1,029,307	$980,348
International	230,534	221,542	705,448	621,522

Total revenue	$577,484	$556,581	$1,734,755	$1,601,870

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

(dollar amounts in thousands)	September 30, 2008	December 31, 2007
Accounts receivable, net
North American Professional Services	$110,043	$95,758
International Professional Services	56,506	64,673
North American IT Services	117,849	115,575
International IT Services	59,365	47,798

Total accounts receivable, net	$343,763	$323,804

Long-lived assets
North American Professional Services	$213,972	$200,404
International Professional Services	168,498	184,011
North American IT Services	290,255	278,968
International IT Services	53,139	39,716

	725,864	703,099
Corporate	10,722	11,290

Total long-lived assets	$736,586	$714,389

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

6. Comprehensive Income

We disclose other comprehensive income in accordance with SFAS 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income	$17,208	$23,169	$57,007	$63,537
Unrealized gain on foreign currency translation adjustments (1)	(32,961)	6,779	(29,167)	15,252

Comprehensive income	$(15,753)	$29,948	$27,840	$78,789

(1)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

7. Business Combinations

In the nine months ended September 30, 2008, we acquired a pharmacy staffing business, an IT staffing business, certain assets of a vendor management solutions business, and an IT solutions business. Purchase consideration totaled $50.3 million in cash, of which $47.9 million was paid at closing.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

8. Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for 2008 are as follows:

	Professional Services		IT Services
(dollar amounts in thousands)	North American	International	North American	International	Total
Balance as of December 31, 2007	$195,883	$177,380	$268,550	$36,717	$678,530
Acquisitions	(38)	61	7,716	—	7,739
Effect of foreign currency exchange rates	—	920	(312)	85	693

Balance as of March 31, 2008	195,845	178,361	275,954	36,802	686,962
Acquisitions	12,663	—	158	17,594	30,415
Effect of foreign currency exchange rates	—	1,278	107	130	1,515

Balance as of June 30, 2008	208,508	179,639	276,219	54,526	718,892
Acquisitions	11	—	2,771	924	3,706
Effect of foreign currency exchange rates	—	(17,805)	(190)	(5,194)	(23,189)

Balance as of September 30, 2008	$208,519	$161,834	$278,800	$50,256	$699,409

We allocated the purchase price of acquisitions in accordance with SFAS 141, Business Combinations. At September 30, 2008 and December 31, 2007, there was $8.7 million and $10.0 million, respectively, of identifiable intangible assets on our Condensed Consolidated Balance Sheets relating to our acquisitions. Identifiable intangible assets relate primarily to the value of the acquired business’ customer relationships and trade names at the acquisition date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “our”, “us”, or “MPS” in this Quarterly Report on Form 10-Q refer to MPS Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in our Form 10-K for the year ended December 31, 2007 in Part I, Item 1A under ‘Risk Factors,’ in Part II, Item 5 under ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities’, and Part II, Item 7 under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’ In some cases, you can identify forward-looking statements by terminology such as ‘may,’ ‘should,’ ‘could,’ ‘expects,’ ‘plans,’ ‘indicates,’ ‘projects,’ ‘anticipates,’ ‘believes,’ ‘estimates,’ ‘appears,’ ‘predicts,’ ‘probably,’ ‘potential,’ ‘continues,’ ‘can,’ ‘hopes,’ ‘perhaps,’ ‘would,’ ‘seek,’ or ‘become,’ or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part II, Item 7A of our Form 10-K for the year ended December 31, 2007, under ‘Quantitative and Qualitative Disclosures About Market Risk’ as referenced by Item 3 herein should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of MPS may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

For the quarter ended September 30, 2008, our consolidated revenue increased 4% and our consolidated operating income decreased 21% compared to the third quarter of the prior year. Revenue grew in our North

American Professional Services segment and our International IT Services segment and decreased in our North American IT Services segment and our International Professional Services segment compared to the third quarter of 2007. Looking ahead to the fourth quarter of 2008, we expect revenue and operating income to decrease in all four of our segments due to weakening economic conditions in the markets in which we do business.

The demand for our services is highly dependent upon the state of the economy and upon the staffing needs of our clients. Economic conditions worsened throughout the third quarter and into the fourth quarter of 2008, further reducing the demand for our services. This deterioration was more evident in our international segments than in our North American segments and more in our permanent placement business than in our staffing business. We expect permanent placement fees to weaken first as economic conditions worsen. This permanent placement weakening is evident in our third quarter results. In particular, permanent placement fees, which generate a higher gross margin, decreased 16% from the second quarter of 2008 to the third quarter of 2008. This decrease occurred primarily in our International Professional Services segment and to a lesser extent in our North American Professional Services segment. Staffing services in both our North American and international segments were not as impacted in the third quarter of 2008 by the worsening economic conditions. However, our staffing services revenue decreased during October 2008, as compared to September 2008. If economic conditions continue to deteriorate demand for both our permanent placement fees and staffing services will likely further decrease and our revenues and profits will decrease.

Our revenue and to a lesser extent profits, are impacted by fluctuations in foreign currency exchange rates. The British Pound, the main functional currency for our international segments, weakened against the United States Dollar throughout the third quarter. We continued to see this devaluation of the British Pound into October 2008. If this trend does not reverse for the remainder of the fourth quarter of 2008, our revenue for the fourth quarter will be significantly reduced.

We expect to realize a decrease in compensation expenses associated with decreases in revenue as many of our employees are compensated based on revenue production. As economic conditions weaken, we can take steps to improve our cost efficiency including slowing the hiring of new staff, reducing personnel through attrition and eliminating staff positions. If we do not undertake short-term steps to improve our cost efficiency, the revenue declines discussed above could have a greater negative impact on our operating income. However, we do not want to take actions that may impede our ability to grow revenue once the economic conditions strengthen.

In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, we are required to annually review our goodwill for any indications of impairment utilizing a fair-value approach. We use an equally blended value of a discounted cash flow analysis and a market comparables analysis to arrive at fair value for SFAS No. 142. Since our adoption of this pronouncement in 2002, we have performed our annual impairment review during the fourth quarter of each fiscal year, and we are scheduled once more to perform this review during the fourth quarter of 2008. If economic conditions continue to weaken and reduce the fair value of our reporting units below their respective carrying values, combined with a recent decline in the valuations of our market comparable companies, we could recognize a goodwill impairment charge during the fourth quarter of 2008. Although a goodwill impairment charge impacts operating income, it is a non-cash charge.

The following detailed analysis of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and the 2007 Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2007.

Results Of Operations For The Three and Nine Months Ended September 30, 2008 and 2007—Consolidated

Consolidated revenue was $577.5 million and $556.6 million in the three months ended September 30, 2008 and 2007, respectively, representing an increase of 3.8%. Consolidated revenue was $1,734.8 million and $1,601.9 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 8.3%.

Revenue from our Professional Services division represented 58% of consolidated revenue in the three months ended September 30, 2008 and 2007. Revenue from our international segments represented 40% of consolidated revenue in the three months ended September 30, 2008 and 2007. Revenue from our international segments is directly impacted by changes in foreign currency exchange rates as we do not hedge our financial statement exposure to foreign currency exchange movements.

During 2007 and through September 30, 2008, we completed eleven acquisitions. We target potential acquisitions that will either increase the geographic presence of our businesses or provide complementary service offerings. Five acquisitions were completed within our North American Professional Services segment that expanded our geographic footprint and increased our market penetration in our legal and healthcare units, and increased our recruitment pipeline in our healthcare unit. We refer to these acquisitions herein as the North American Professional Acquisitions. Four acquisitions were completed in our North American IT Services segment that increased our service offerings and market penetration in our IT solutions and workforce solutions units. We refer to these acquisitions herein as the North American IT Acquisitions. One acquisition was completed in our International Professional Services segment that increased our service offerings and geographic footprint. We refer to this acquisition herein as the International Professional Acquisition. One acquisition was completed in our International IT Services segment that increased our geographic footprint. We refer to this acquisition herein as the International IT Acquisition.

Consolidated gross profit was $164.1 million and $161.5 million in the three months ended September 30, 2008 and 2007, respectively, representing an increase of 1.6%. Consolidated gross margin was 28.4% and 29.0% in the three months ended September 30, 2008 and 2007, respectively. Consolidated gross profit was $497.5 million and $454.0 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 9.6%. Consolidated gross margin was 28.7% and 28.3% in the nine months ended September 30, 2008 and 2007, respectively.

We continue to look for opportunities to increase gross margin, which can be accomplished through better management of the bill and pay rate spread, acquiring companies with higher margins, and focusing more resources on permanent placement. In addition, we aim to leverage existing staff while investing in future growth opportunities and personnel. We were able to increase our staffing gross margin 30 basis points to 24.4% in the third quarter of 2008 from 24.1% in the year earlier period. The staffing gross margins increased in our North American and International IT Services segments, and decreased in our North American and International Professional Services segments. For the three months ended September 30, 2008, gross margin was negatively impacted by a decline in the percentage of revenue attributable to permanent placement fees, which has been decreasing in all four of our segments. Permanent placement fees represented 5.3% of revenue in the third quarter of 2008, down from 6.5% in the year earlier period.

Consolidated operating expenses were $134.9 million and $124.5 million in the three months ended September 30, 2008 and 2007, respectively, representing an increase of 8.4%. General and administrative (“G&A”) expenses, which are included in operating expenses, were $129.2 million and $119.1 million in the three months ended September 30, 2008 and 2007, respectively, representing an increase of 8.5%. Consolidated operating expenses were $401.5 million and $356.8 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 12.5%. G&A expenses were $384.8 million and $342.1 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 12.5%.

Unallocated corporate expenses, included in consolidated operating expenses, pertain to certain functions such as executive management, accounting, administration, tax, and treasury that are not directly attributable to our operating units. Unallocated corporate expense was $7.5 million and $7.7 million in the three months ended September 30, 2008 and 2007, respectively, representing a decrease of 2.6%. As a percentage of revenue, unallocated corporate expense was 1.3% and 1.4% for the three months ended September 30, 2008 and 2007, respectively. Unallocated corporate expense was $22.7 million and $22.2 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 2.3%. As a percentage of revenue, unallocated corporate expense was 1.3% and 1.4% for the nine months ended September 30, 2008 and 2007, respectively.

Consolidated operating income was $29.2 million and $37.0 million in the three months ended September 30, 2008 and 2007, respectively, representing a decrease of 21.1%. Operating income as a percentage of revenue was 5.1% and 6.6% for the three months ended September 30, 2008 and 2007, respectively. Consolidated operating income was $96.0 million and $97.2 million in the nine months ended September 30, 2008 and 2007, respectively, representing a decrease of 1.2%. Operating income as a percentage of revenue was 5.5% and 6.1% for the nine months ended September 30, 2008 and 2007, respectively.

Consolidated other expense, net, was $2.7 million and consolidated other income, net, was $1.0 million in the three months ended September 30, 2008 and 2007, respectively. Consolidated other expense, net, was $4.3 million and consolidated other income, net, was $5.9 million in the nine months ended September 30, 2008 and 2007, respectively. Included in the three and nine months ended September 30, 2007 was $1.0 million interest benefit from the settlement of a state income tax audit. Other income (expense), net, primarily includes changes in the cash surrender value of our company-owned life insurance, interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility. The cash surrender value of our company-owned life insurance decreased by $2.6 million and $5.1 million from the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2008, respectively. The decrease in the cash surrender value of our company-owned life insurance was due to a decrease in the value of the equity mutual funds within our company-owned life insurance.

The consolidated income tax provision was $9.3 million and $14.8 million in the three months ended September 30, 2008 and 2007, respectively. The effective tax rate was 35.0% and 39.0% in the three months ended September 30, 2008 and 2007, respectively. The consolidated income tax provision was $34.7 million and $39.6 million in the nine months ended September 30, 2008 and 2007, respectively. The effective tax rate was 37.8% and 38.4% in the nine months ended September 30, 2008 and 2007, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2008 was due to the recognition of certain tax credits. We expect an increased effective tax rate in the fourth quarter due primarily to decreased earnings from our international segments.

Consolidated net income was $17.2 million and $23.2 million in the three months ended September 30, 2008 and 2007, respectively. Consolidated net income was $57.0 million and $63.5 million in the nine months ended September 30, 2008 and 2007, respectively.

Results Of Operations For The Three and Nine Months Ended September 30, 2008 and 2007—By Business Segment

Professional Services Division

North American Professional Services Segment

Revenue in our North American Professional Services segment was $192.2 million and $176.1 million in the three months ended September 30, 2008 and 2007, respectively, representing an increase of 9.1%. Revenue in our North American Professional Services segment was $557.5 million and $512.8 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 8.7%. North American Professional Acquisitions contributed $9.9 million and $20.7 million in revenue in the three and nine months ended September 30, 2008, respectively. The increase in revenue for the three months ended September 30, 2008 was due primarily to an acquisition in the segment’s Soliant Health business unit and internal growth in the Special Counsel business unit. The increase in revenue for the nine months ended September 30, 2008 was due primarily to revenue from internal growth and acquisitions in the segment’s Special Counsel business unit, and internal growth in the Entegee business unit.

Revenue contribution from the North American Professional Services businesses for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Entegee	42.9%	44.6%	43.5%	44.8%
Special Counsel	25.8	24.2	26.4	23.1
Accounting Principals	13.0	16.6	13.6	16.4
Soliant Health	18.3	14.6	16.5	15.7

Gross profit in our North American Professional Services segment was $58.4 million and $56.8 million in the three months ended September 30, 2008 and 2007, respectively, representing an increase of 2.8%. Gross profit in our North American Professional Services segment was $171.3 million and $162.1 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 5.7%. North American Professional Acquisitions contributed $3.0 million and $8.4 million in gross profit in the three and nine months ended September 30, 2008, respectively. Gross margin in our North American Professional Services segment was 30.4% and 32.3% in the three months ended September 30, 2008 and 2007, respectively, and 30.7% and 31.6% in the nine months ended September 30, 2008 and 2007, respectively. The decrease in gross margin in the three and nine months ended September 30, 2008 was due primarily to a decrease in the level of permanent placement fees as a percentage of total segment revenue, and a decrease in staffing margins in the Special Counsel business unit resulting from increased sales and delivery of document review projects, which typically generate a lower staffing margin. Permanent placement fees, which generate a higher margin, decreased to 5.5% of the segment’s revenue in the three months ended September 30, 2008, from 7.2% in the year earlier period, and decreased to 5.9% of the segment’s revenue in the nine months ended September 30, 2008, from 6.6% in the year earlier period.

G&A expenses in our North American Professional Services segment were $39.9 million and $36.8 million in the three months ended September 30, 2008 and 2007, respectively, representing an increase of 8.4%. As a percentage of revenue, G&A expenses were 20.8% and 20.9% in the three months ended September 30, 2008 and 2007, respectively. G&A expenses in our North American Professional Services segment were $115.7 million and $106.8 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 8.3%. As a percentage of revenue, G&A expenses were 20.8% in the nine months ended September 30, 2008 and 2007. The increase in G&A expenses for the three and nine months ended September 30, 2008 was due primarily to additional G&A expenses from the North American Professional Acquisitions.

Operating income in our North American Professional Services segment was $17.1 million and $18.5 million in the three months ended September 30, 2008 and 2007, respectively, representing a decrease of 7.6%. Operating income as a percentage of revenue was 8.9% and 10.5% in the three months ended September 30, 2008 and 2007, respectively. Operating income in our North American Professional Services segment was $51.6 million and $51.2 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of .8%. Operating income as a percentage of revenue was 9.3% and 10.0% in the nine months ended September 30, 2008 and 2007, respectively.

International Professional Services Segment

Revenue in our International Professional Services segment was $142.0 million and $144.7 million in the three months ended September 30, 2008 and 2007, respectively, representing a decrease of 1.9%. Revenue in our International Professional Services segment was $443.4 million and $398.2 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 11.4%. Changes in foreign currency exchange rates decreased revenue by $8.1 million and $3.9 million from the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2008, respectively. International

Professional Acquisitions contributed $4.0 million and $28.8 million in revenue in the three and nine months ended September 30, 2008, respectively. Apart from the effect of changes in foreign currency exchange rates and the execution of our acquisition strategy, the increase in revenue for the nine months ended September 30, 2008 was due to the increased demand for our services.

Gross profit in our International Professional Services segment was $41.6 million and $44.1 million in the three months ended September 30, 2008 and 2007, respectively, representing a decrease of 5.7%. Gross profit in our International Professional Services segment was $135.0 million and $117.1 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 15.3%. Changes in foreign currency exchange rates decreased gross profit by $2.0 million and $325,000 from the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2008, respectively. The International Professional Acquisition contributed $2.5 million and $18.3 million in gross profit in the three and nine months ended September 30, 2008. Gross margin in our International Professional Services segment was 29.3% and 30.5% in the three months ended September 30, 2008 and 2007, respectively, and 30.4% and 29.4% in the nine months ended September 30, 2008 and 2007, respectively. The decrease in gross margin for the three months ended September 30, 2008 was due primarily to a decrease in the level of permanent placement fees as a percentage of total segment revenue. The increase in gross margin in the nine months ended September 30, 2008 was due primarily to increased permanent placement fees contributed by the International Professional Acquisition, and to a lesser extent an increase in gross margins from the segment’s staffing services. Permanent placement fees decreased to 10.4% of the segment’s revenue for the three months ended September 30, 2008, from 11.9% in the year earlier period, and increased to 11.6% of the segment’s revenue for the nine months ended September 30, 2008, from 10.4% in the year earlier period.

G&A expenses in our International Professional Services segment were $34.9 million and $32.5 million in the three months ended September 30, 2008 and 2007, respectively, representing an increase of 7.4%. As a percentage of revenue, G&A expenses were 24.6% and 22.5% in the three months ended September 30, 2008 and 2007, respectively. G&A expenses in our International Professional Services segment were $106.8 million and $87.2 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 22.5%. As a percentage of revenue, G&A expenses were 24.1% and 21.9% in the nine months ended September 30, 2008 and 2007, respectively. The increase in G&A expenses for the three months ended September 30, 2008, was due primarily to additional G&A expenses from the International Professional Acquisition. The increase in G&A expenses for the nine months ended September 30, 2008, was due primarily to additional G&A expenses from the International Professional Acquisition, and to a lesser extent, investments and restructuring efforts in our European operations.

Operating income in our International Professional Services segment was $5.2 million and $10.4 million in the three months ended September 30, 2008 and 2007, respectively, representing a decrease of 50.0%. Operating income as a percentage of revenue was 3.7% and 7.2% in the three months ended September 30, 2008 and 2007, respectively. Operating income in our International Professional Services segment was $23.8 million and $27.0 million in the nine months ended September 30, 2008 and 2007, respectively, representing a decrease of 11.9%. Operating income as a percentage of revenue was 5.4% and 6.8% in the nine months ended September 30, 2008 and 2007, respectively.

IT Services Division

North American IT Services Segment

Revenue in our North American IT Services segment was $154.8 million and $158.9 million in the three months ended September 30, 2008 and 2007, respectively, representing a decrease of 2.6%. Revenue in our North American IT Services segment was $471.9 million and $467.5 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 0.9%. Changes in foreign currency exchange rates increased revenue by $2.3 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. North American IT Acquisitions contributed $3.1 million and $9.3 million in revenue in the three and nine months ended September 30, 2008, respectively. Apart from the execution of our acquisition strategy, the decrease in revenue for the three and nine months ended September 30, 2008 was due primarily to the wind down of certain lower-margin client contracts in the Modis business unit.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 78.7% and 81.4% of the segment’s revenue for the three months ended September 30, 2008 and 2007, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit in our North American IT Services segment was $47.8 million and $47.0 million in the three months ended September 30, 2008 and 2007, respectively, representing an increase of 1.7%. Gross profit in our North American IT Services segment was $145.5 million and $136.1 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 6.9%. Changes in foreign currency exchange rates increased gross profit by $428,000 from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. North American IT Acquisitions contributed $2.3 million and $6.2 million in gross profit in the three and nine months ended September 30, 2008, respectively. Gross margin in our North American IT Services segment was 30.9% and 29.6% in the three months ended September 30, 2008 and 2007, respectively. Gross margin in our North American IT Services segment was 30.8% and 29.1% in the nine months ended September 30, 2008 and 2007, respectively. The increase in gross margin for the three and nine months ended September 30, 2008 was due to increased fees generated from our Beeline business unit, which generates higher margins than the other business units. Increased gross margins from the Modis business unit’s staffing services were offset by decreased permanent placement fees. Permanent placement fees decreased to 1.6% of the segment’s revenue for the three months ended September 30, 2008, from 2.2% in the year earlier period, and decreased to 1.7% of the segment’s revenue for the nine months ended September 30, 2008, from 1.8% in the year earlier period.

G&A expenses in our North American IT Services segment were $35.1 million and $32.7 million in the three months ended September 30, 2008 and 2007, respectively, representing an increase of 7.3%. As a percentage of revenue, G&A expenses were 22.7% and 20.6% in the three months ended September 30, 2008 and 2007, respectively. G&A expenses in our North American IT Services segment were $105.4 million and $97.0 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 8.7%. As a percentage of revenue, G&A expenses were 22.3% and 20.7% in the nine months ended September 30, 2008 and 2007, respectively. The increase in the segment’s G&A expenses for the three and nine months ended September 30, 2008, was due to a combination of investments in our Beeline unit and additional G&A expenses from the North American IT Acquisitions.

Operating income in our North American IT Services segment was $10.4 million and $12.3 million in the three months ended September 30, 2008 and 2007, respectively, representing a decrease of 15.4%. Operating income as a percentage of revenue was 6.7% and 7.7% in the three months ended September 30, 2008 and 2007, respectively. Operating income in our North American IT Services segment was $33.3 million in the nine months ended September 30, 2008 and 2007. Operating income as a percentage of revenue was 7.1% in the nine months ended September 30, 2008 and 2007.

International IT Services Segment

Revenue in our International IT Services segment was $88.5 million and $76.9 million in the three months ended September 30, 2008 and 2007, respectively, representing an increase of 15.1%. Revenue in our International IT Services segment was $262.1 million and $223.3 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 17.4%. Changes in foreign currency exchange rates decreased revenue by $5.6 million and $4.7 million from the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2008, respectively. The International IT Acquisition contributed $7.2 million and $13.6 million in revenue in the three and nine months ended September 30, 2008. Apart from the effect of the execution of our acquisition strategy, the increase in revenue for the three and nine months ended September 30, 2008 was due to the increased demand for our services.

Gross profit in our International IT Services segment was $16.3 million and $13.6 million in the three months ended September 30, 2008 and 2007, respectively, representing an increase of 19.9%. Gross profit in our International IT Services segment was $45.6 million and $38.7 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 17.8%. Changes in foreign currency exchange rates decreased gross profit by $1 million and $778,000 from the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2008, respectively. The International IT Acquisition contributed $1.9 million and $3.6 million in gross profit in the three and nine months ended September 30, 2008, respectively. Gross margin in our International IT Services segment was 18.4% and 17.7% in the three months ended September 30, 2008 and 2007, respectively, and 17.4% and 17.3% in the nine months ended September 30, 2008 and 2007, respectively. The increase in gross margin for the three and nine months ended September 30, 2008 was due to increased gross margins from the segment’s staffing services. Permanent placement fees as a percentage of revenue remained roughly flat for the three months ended September 30, 2008, as compared to the prior year period, and decreased slightly for the nine months ended September 30, 2008, as compared to the prior year period.

G&A expenses in our International IT Services segment were $11.9 million and $9.4 million in the three months ended September 30, 2008 and 2007, respectively, representing an increase of 26.6%. As a percentage of revenue, G&A expenses were 13.4% and 12.2% in the three months ended September 30, 2008 and 2007, respectively. G&A expenses in our International IT Services segment were $34.1 million and $28.9 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 18.0%. As a percentage of revenue, G&A expenses were 13.0% and 12.9% in the nine months ended September 30, 2008 and 2007, respectively. Apart from the effect of increased G&A expenses from the International IT acquisition, the increase in G&A expenses for the three and nine months ended September 30, 2008 was due primarily to increases in sales and recruiting personnel and to a lesser extent increases in compensation expense related to the increases in the segment’s revenue. G&A expenses in the nine months ended September 30, 2007 included expenses associated with certain management restructuring activities, which contributed to the increased G&A expenses as a percentage of revenue in the nine months ended September 30, 2007.

Operating income in our International IT Services segment was $4.0 million and $3.6 million in the three months ended September 30, 2008 and 2007, respectively, representing an increase of 11.1%. Operating income as a percentage of revenue was 4.5% and 4.7% in the three months ended September 30, 2008 and 2007, respectively. Operating income in our International IT Services segment was $9.9 million and $8.0 million in the nine months ended September 30, 2008 and 2007, respectively, representing an increase of 23.8%. Operating income as a percentage of revenue was 3.8% and 3.6% in the nine months ended September 30, 2008 and 2007, respectively.

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

In the nine months ended September 30, 2008, cash of $126.7 million used in investing and financing activities and the effect of changes in foreign currency exchange rates exceeded the $84.9 million of cash provided from operating activities. Our net decrease in cash in the nine months ended September 30, 2008 was due primarily to repurchases of our common stock and acquisitions. In the nine months ended September 30,

2007, cash of $165.9 million used in investing and financing activities exceeded the $82.7 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates. Our net decrease in cash in the nine months ended September 30, 2007 was due primarily to acquisitions, repurchases of our common stock, and our purchases of short term investments. The table below highlights working capital, cash and cash equivalents and short term investments as of September 30, 2008 and December 31, 2007, respectively:

(dollar amounts in millions)	September 30, 2008	December 31, 2007
Working capital	$240.4	$265.2
Cash and cash equivalents and short term investments	$63.5	$107.8

Operating cash flows

For the nine months ended September 30, 2008 and 2007, we generated $84.9 million and $80.2 million of cash flow from operations, respectively. The increase in cash flow from operations was due primarily to increased cash collections on trade receivables.

Investing cash flows

For the nine months ended September 30, 2008, we used $62.1 million of cash for investing activities, including $51.1 million for acquisitions, net of cash acquired, and $13.5 million for capital expenditures.

For the nine months ended September 30, 2007, we used $125.9 million of cash for investing activities, including $80.6 million for acquisitions, net of cash acquired, $29.4 million for short term investments, net of sale proceeds, and $15.9 million for capital expenditures.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, for the remainder of 2008 will be approximately $5.0 million.

Financing cash flows

For the nine months ended September 30, 2008, we used $61.9 million of cash for financing activities, consisting primarily of $64.4 million for the repurchase of common stock. For the nine months ended September 30, 2007, we used $40.0 million of cash for financing activities, consisting primarily of $41.5 million for the repurchase of common stock.

Our Board of Directors has authorized certain repurchases of our common stock. We repurchased $5.9 million shares at an aggregate cost of $64.4 million in the nine months ended September 30, 2008. From the third quarter of 2002 through October 24, 2008, we have repurchased and retired a total of 26.0 million shares at a cost of $284.2 million under these authorizations. We have approximately $33.3 million remaining under these authorizations as of October 24, 2008. There is no expiration date for these authorizations.

Indebtedness of the Company

We have a $250 million revolving credit facility which is syndicated to a group of leading financial institutions and contains certain financial and non-financial covenants relating to our operations, including maintaining certain financial ratios. Repayment of the credit facility is guaranteed by substantially all of our subsidiaries. The facility expires in November 2011. As of October 24, 2008, we have $7.9 million in borrowings outstanding under this facility, as well as $8.5 million of standby letters of credit for certain operational matters.

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

New Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of FSP FAS 142-3 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is prohibited. We do not expect the adoption of FSP FAS 142-3 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141-R, Business Combinations. This statement is effective for us on January 1, 2009, and applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141-R significantly changes the accounting for acquisitions. Some of the major provisions are that acquisition related costs will generally be expensed as incurred, contingent consideration will be recorded at fair value on the acquisition date, with adjustments to certain forms of contingent liabilities impacting the results of operations. The impact that SFAS 141-R will have on our consolidated financial statements after adoption will depend on the nature, terms, and size of the acquisitions we consummate after adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A to our Form 10-K for the year ended December 31, 2007. There were no material changes to our market risk for the three and nine months ended September 30, 2008.

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

Issuer Repurchases of Equity Securities

Our Board of Directors has authorized certain repurchases of our common stock, the last of which increased this authorization by an additional $75 million in January of 2008. The following table sets forth information about our common stock repurchases for the three months ended September 30, 2008. From the third quarter of 2002 through October 24, 2008, we have repurchased a total of 26.0 million shares at a cost of $284.2 million under these authorizations. We have approximately $33.3 million remaining under these authorizations as of October 24, 2008. There is no expiration date for these authorizations.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	419,425	$10.46	419,425	$41,069,821
August 1, 2008 to August 31, 2008	—	—	—	41,069,821
September 1, 2008 to September 30, 2008	452,500	11.81	452,500	35,727,763

Total	871,925	$11.16	871,925	$35,727,763

(1)	Based on trade date, not settlement date.

Item 6.	Exhibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.	Description
31.1*	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2*	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1*	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

*	Copy of Exhibit is filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there onto duly authorized

MPS GROUP, INC.

By:	/s/ Robert P. Crouch
Robert P. Crouch Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: November 5, 2008