Form 10-K
period 2008-12-31
MPS GROUP INC
filed 2009-03-02
CIK 924646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

COMMISSION FILE NUMBER: 0-24484

MPS GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3116655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Independent Drive, Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (904) 360-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on, June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $992,959,791.

As of February 13, 2009 the number of shares outstanding of the Registrant’s common stock was 90,822,776.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of shareholders are incorporated by reference in Part III.

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

Overall

MPS Group, Inc. is a leading provider of business services with over 220 offices in the United States, Canada, the United Kingdom, continental Europe, Australia, and Asia. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following primary disciplines, through the following primary brands:

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

We have historically targeted acquisitions that either increased the geographic presence of our businesses or offered complementary service offerings. Our target acquisitions have generally ranged from $5 million to $25 million in annual revenue. We acquired four businesses in 2008 that contributed $46 million to our 2008 revenue. In 2007, we acquired seven businesses that contributed $79 million to our 2007 revenue. In 2006, we acquired six businesses that contributed $65 million to our 2006 revenue.

Segments

We present the financial results of our operations under our four reporting segments: North American Professional Services, International Professional Services, North American IT Services and International IT Services. In addition, we have both a Professional Services and an IT Services division. The Professional Services division is comprised of the North American Professional Services segment and the International Professional Services segment. The IT services division is comprised of the North American IT Services segment and the International IT Services segment. The table below highlights the percentage contribution of revenue and gross profit from our four segments for 2008 and 2007:

	2008 Revenue	2007 Revenue	2008 Gross Profit	2007 Gross Profit
North American Professional Services	32.7%	31.8%	35.1%	35.3%
International Professional Services	24.9%	25.2%	25.9%	26.4%

Professional Services Division	57.6%	57.0%	61.0%	61.7%

North American IT Services	27.6%	28.9%	29.9%	29.7%
International IT Services	14.8%	14.1%	9.1%	8.6%

IT Services Division	42.4%	43.0%	39.0%	38.3%

North American Segments	60.3%	60.7%	65.0%	65.0%
International Segments	39.7%	39.3%	35.0%	35.0%

No one customer represents more than 5% of our overall revenue. Additional financial information relating to our segments can be found in Footnote 15 to the Consolidated Financial Statements.

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

Clients also hire our skilled consultants on a permanent basis, whether it is from a conversion of a temporary assignment to, or a permanent placement of, a full-time position. We earn a one-time fee for these services. These fees represented approximately 8% of this division’s revenue in 2008.

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

Entegee

Entegee provides technical and engineering strategic workforce solutions. From on-site management consulting and in-house project services to temporary and permanent placement, Entegee combines industry knowledge and experience to fill highly skilled technical and engineering positions. These positions include, but are not limited to, engineers, designers, drafters, inspectors and assemblers. Entegee operates through a domestic network of national practice branches with offices in 20 markets, and employed approximately 2,500 billable consultants at the end of 2008. Entegee also provides engineering and drafting design services through two company-owned centers that utilize state-of-the-art computer technology. Its primary clients include government, aerospace and defense contractors, manufacturing and engineering companies.

Special Counsel

Special Counsel staffs temporary and full-time employees in attorney, paralegal, legal administrative and legal secretarial positions for workload management, litigation support, business transaction support, pre-litigation and document management support, as well as e-discovery, medical document review, deposition digesting, court reporting and other trial-related services. Special Counsel has a network of 48 offices across the United States, and employed approximately 1,500 billable consultants at the end of 2008. Its primary clients are Fortune 1000 companies and law firms.

Accounting Principals

Accounting Principals specializes in placing a broad spectrum of temporary and full-time employees in accounting and finance, tax, and audit positions. Accounting Principals’ temporary staffing services allow its customers to better manage personnel costs through uneven or peak work load levels. Accounting Principals has a network of 39 offices across the United States, and employed approximately 1,100 billable consultants at the end of 2008.

Soliant Health

Soliant Health specializes primarily in placing traveling healthcare professionals in the areas of nursing, physical and occupational therapy, speech and language therapy, along with imaging technicians. Soliant Health operates through a domestic network of national practice branches with offices in 7 locations. Soliant Health employed approximately 1,400 consultants at the end of 2008, and its clients include hospitals and healthcare providers across the United States. In 2008, we increased Soliant Healths’ market penetration with the acquisition of a pharmacy staffing business.

International Professional Services Segment

Since 1980, our International Professional Services business, Badenoch & Clark, has specialized in placing temporary, permanent, and contract employees in accounting and finance, financial services, legal, human resources, and marketing positions. Badenoch & Clark has 19 offices across the United Kingdom along with offices in Germany, Hungary, Luxembourg, the Netherlands, Australia, and Hong Kong. Badenoch & Clark employed approximately 4,300 billable consultants at the end of 2008.

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

We operate this division primarily under a variable cost business model whereby revenue and cost of revenue are primarily recognized and incurred on a time-and-materials basis. The vast majority of the billable consultants are compensated on an hourly basis only for the hours which are billed to our clients. Approximately 2% of this division’s revenue is generated from fees for clients hiring our skilled consultants on a permanent basis, whether it is from a conversion of a temporary assignment to, or a permanent placement of, a full-time position.

The principal national and international competitors of our IT Services division include Keane, Inc., Comsys IT Partners, Inc., CIBER, Inc., Adecco Information Technology (a division of Adecco SA), Hays PLC, Elan, and TEKsystems (a division of Allegis Group). In addition, we may compete against the internal management information services and IT departments of our clients and potential clients.

North American IT Services Segment

Modis

Modis specializes in the placement of IT contract consultants for IT project support and staffing, recruitment of full-time positions, project-based solutions, supplier management solutions, and on-site recruiting support for application development, systems integration, and enterprise application integration. Modis has a network of 48 offices across the United States and Canada, and employed approximately 3,600 billable consultants at the end of 2008. Its primary clients are Fortune 1000 companies.

Idea Integration

Idea Integration specializes in Web design and development, application development, digital data management, business intelligence, infrastructure and security, and interactive marketing. Idea utilizes both salaried and hourly consultants to deliver solutions to its clients, which include Fortune 1000 companies, government and middle-market companies. In 2008, we enhanced Idea Integration’s market penetration and product offerings with the acquisition of an IT solutions business.

Beeline

Beeline provides software-based workforce solutions that allow leading companies, healthcare organizations and government entities to effectively manage employee recruitment, development, and retention. Beeline streamlines the deployment of permanent, contract and project based labor through learning management, performance management, talent management, and eLearning. Beeline operates primarily in the United States and its clients include leading global companies, healthcare organizations, and government entities.

Beeline maintains a full-time staff to support its operations and seeks to collect a service charge based upon the usage of this service. Subsequent to the initial start up costs and time, minimal cost and resources are required by the client for the usage of Beeline’s services. In 2008, we enhanced Beeline’s market penetration with the acquisition of certain assets of a vendor management solutions business.

International IT Services segment

Our International IT Services segment is comprised of Modis International. Headquartered in the United Kingdom, Modis International specializes in providing IT contract consultants and solutions similar to Modis. Modis International’s customers include FTSE 1000 companies and government entities throughout the United Kingdom and certain continental European markets. Modis International, and its predecessors, has been in operation for over 30 years. It has 9 offices across the United Kingdom, an office each in Belgium, Germany, Poland, and two in the Netherlands. It employed approximately 2,000 billable consultants at the end of 2008.

Employees

MPS employed approximately 16,900 consultants and approximately 3,500 full-time staff employees at the end of 2008. Approximately 280 of the employees work at corporate headquarters.

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

Demand for our services is affected by the economic climate in the industries and markets we serve. The demand for our services is highly dependent upon the state of the economy and upon the staffing needs of our clients. During the fourth quarter of 2008, the downturn in the economic condition in the countries in which we do business, primarily the United States and the United Kingdom, reduced the demand for our services resulting in a significant decrease in our revenues and profits. Further deterioration of the economic condition in the countries in which we do business may continue to reduce the demand for our services and our related revenues and profits. While we may attempt to manage our cost structure in response to reduced demand for our services, the associated costs may negatively impact our results and these efforts may not be successful in having us remain profitable or, if profitable, maintain our current profit margins.

In addition, a country’s currency is impacted by its economic condition. Our results of operations are therefore exposed to exchange rate fluctuations due to the level of our international operations, primarily in the United Kingdom. Upon translation, operating results may differ materially from expectations. We have not entered and do not currently anticipate entering into hedging instruments to mitigate this risk.

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

We are exposed to claims and costs, liabilities and litigation arising from the delivery of our services. Our recruiting services involve our referring candidates to clients for potential employment, and our staffing services entail employing or retaining individuals on a temporary basis and placing such individuals in clients’ workplaces. Our recruiting services entail a risk of liability to our clients and others, contractually and otherwise, arising from allegations of inadequate background checks, inadequate credentialing of our nursing and healthcare workers, and negligent referral of candidates to our clients. Our staffing services entail a risk of liability to our clients and others, contractually and otherwise, arising from various workplace events, often beyond our control, including allegations of errors and omissions, injury to property or persons, or misappropriation or theft of property or proprietary information allegedly caused or contributed to by our temporary workers. Our staffing services in the healthcare sector carry the particular risk of potentially substantial claims we place associated with allegations of professional liability for the acts or omissions of medical professionals we place, including nurses, pharmacists, physicians and healthcare technicians.

Our staffing services also entail a risk of employment and co-employment liability, to either or both our clients and our temporary workers, arising from allegations by our temporary workers of discrimination, harassment, inadequate workplace conditions, or entitlement to employee benefits or pay from clients to which they are assigned. We maintain insurance for many of the aforementioned claims, but there can be no assurance that we will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon us, that these policies will sufficiently cover all potential claims, most particularly those associated with professional liability in the healthcare field, or that such claims (whether by reason of not having insurance or by reason of such claims being outside the scope of the insurance) will not have a material adverse effect upon us.

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

We may be subject to additional income tax liabilities. We are subject to income taxes in the United States and other jurisdictions in which we do business. Significant judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.

The price of our common stock has and may continue to fluctuate significantly. The market price for our common stock can fluctuate as a result of a variety of factors, including the factors listed above, many of which are beyond our control. These factors include: actual or anticipated variations in quarterly operating results; announcements of new services by our competitors or us; announcements relating to strategic relationships or acquisitions; changes in financial estimates or other statements by securities analysts; and other changes in general economic conditions. Because of this, we may fail to meet or exceed the expectations of our shareholders or of our securities analysts and the market price for our common stock could fluctuate as a result.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the Staff of the Securities and Exchange Commission concerning our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

Our corporate headquarters, located in Jacksonville, Florida, is on lease through 2012. Our business services are conducted through more than 220 offices located in the United States, Canada, the United Kingdom, continental Europe, Australia, and Asia. Almost all of our offices are on lease, with the terms of an average office lease being from three to six years.

We believe our facilities are generally adequate for our needs and do not anticipate difficulty replacing such facilities or locating additional facilities, if needed. Additional information on lease commitments can be found in Footnote 6 to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to a number of lawsuits and claims arising out of the ordinary conduct of our business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not expected to have a material adverse effect on us, our financial position, our results of operations, or our cash flows, but litigation is subject to inherent uncertainties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Related Matters

The following table sets forth the high and low sale prices of our common stock, as reported by the NYSE, during the two years ended December 31, 2008:

	2008		2007
	High	Low	High	Low
Period:
First Quarter	$12.50	$8.68	$15.97	$13.44
Second Quarter	$12.59	$10.54	$15.11	$12.91
Third Quarter	$12.77	$9.47	$16.08	$11.07
Fourth Quarter	$10.20	$4.74	$13.48	$10.27

See the factors set forth above in ‘Risk Factors,’ for factors that may impact the price of our common stock. As of February 13, 2009, there were approximately 977 holders of record of our common stock.

We have never paid, nor do we currently intend to pay, a cash dividend or other cash distribution with respect to our common stock.

Issuer Repurchases of Equity Securities

Our Board of Directors has authorized certain repurchases of our common stock. We repurchased 7.6 million shares at a cost of $75.8 million in the twelve months ended December 31, 2008. The following table sets forth information about our common stock repurchases for the three months ended December 31, 2008. From the third quarter of 2002 through February 13, 2009, we have repurchased a total of 27.4 million shares at a cost of $293.2 million under this plan. We have approximately $24.3 million remaining under this authorization as of February 13, 2009. There is no expiration date for this authorization.

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2008 to October 31, 2008	591,000	$6.99	591,000	$31,595,260
November 1, 2008 to November 30, 2008	1,176,900	6.19	1,176,900	24,311,305
December 1, 2008 to December 31, 2008	—	—	—	24,311,305

Total	1,767,900	$6.46	1,767,900	$24,311,305

(1)	Based on trade date, not settlement date.

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

The following graph and table compare the cumulative total return of our common stock, the NYSE composite market index (U.S. companies), and an index of selected publicly traded employment services and consulting companies (the “Self-Determined Peer Group”), as described below, for the period beginning December 31, 2003 and ending December 31, 2008 (the last trading dates in our 2003 and 2008 fiscal years), assuming an initial investment of $100 and the reinvestment of any dividends. We obtained the information reflected in the graph and table from independent sources we believe to be reliable, but we have not independently verified the information.

Total Returns Index for:	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
MPS Group, Inc	100.00	131.12	146.20	151.66	117.01	80.53
NYSE Composite	100.00	114.97	125.73	151.46	164.89	100.16
Self-Determined Peer Group	100.00	118.80	153.06	154.38	114.51	82.31
Companies in the Self-Determined Peer Group
CDI Corporation	Kforce Inc
Comsys IT Partners Inc	On Assignment Inc
Hudson Highland Group Inc	Robert Half International, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended
(amounts in thousands except common share amounts)	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
Consolidated Statements of Operations data:
Revenue	$2,222,300	$2,171,835	$1,876,622	$1,684,699	$1,426,842
Cost of revenue	1,585,406	1,549,547	1,359,580	1,242,331	1,066,055

Gross profit	636,894	622,288	517,042	442,368	360,787
Operating expenses	521,524	488,652	402,498	355,382	309,551
Goodwill and intangible impairment charge	379,269	—	—	—	—
Exit recapture	—	—	—	—	(897)

Operating income (loss)	(263,899)	133,636	114,544	86,986	52,133
Other income (expense), net	(5,649)	6,911	5,991	3,799	1,437

Income (loss) before provision for (benefit from) income taxes	(269,548)	140,547	120,535	90,785	53,570
Provision for (benefit from) income taxes	(33,586)	53,459	45,321	31,188	18,150

Net income (loss)	$(235,962)	$87,088	$75,214	$59,597	$35,420

Basic income (loss) per common share	$(2.64)	$0.88	$0.74	$0.59	$0.34

Diluted income (loss) per common share	$(2.64)	$0.86	$0.72	$0.56	$0.33

Basic average common shares outstanding	89,391	98,998	101,340	101,719	102,804

Diluted average common shares outstanding	89,391	101,086	104,090	105,832	106,842

	December 31,
(amounts in thousands)	2008	2007	2006	2005	2004
Consolidated Balance Sheet data:
Working capital	$223,710	$265,150	$318,879	$279,859	$232,133
Total assets	$795,892	$1,209,651	$1,142,279	$1,028,006	$954,604
Stockholders’ equity	$591,470	$976,345	$963,298	$876,040	$835,663

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MPS Group, Inc. is a leading provider of business services with over 220 offices in the United States, Canada, the United Kingdom, continental Europe, Australia, and Asia. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines and through the following primary brands:

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

Allowance for Doubtful Accounts

We regularly monitor and assess our risk of not collecting amounts we are owed by our customers. This evaluation is based upon a variety of factors including, an analysis of amounts current and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, we record an allowance for uncollectible accounts for this risk. Our allowance for doubtful accounts, as a percentage of gross accounts receivable was 6.8%, 5.8% and 5.0% as of December 31, 2008, 2007 and 2006 respectively. The increase from 2007 to 2008 in the allowance for doubtful accounts as a percentage of gross accounts receivable was primarily due to worsening economic conditions. The increase from 2006 to 2007 in the allowance for doubtful accounts as a percentage of gross accounts receivable was primarily due to the write-off of receivables from one customer, the vendor management service provider, Ensemble Chimes Global, which filed for bankruptcy. As of December 31, 2008, a five-percentage point deviation in our allowance for doubtful accounts would have resulted in an increase or decrease to the allowance of $1.0 million. This analysis requires us to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

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

Our tax basis in tax-deductible goodwill is deducted in our income tax returns. Accordingly, we expect future tax deductions of $268.1 million associated with tax-deductible goodwill. While these deductions are expected to span the next fifteen years, approximately 70% are anticipated to be generated over the next five years. In addition, we have a net deferred tax asset as of December 31, 2008, and a net deferred tax liability as of December 31, 2007. The components of our net deferred tax liabilities and assets, as well as other information on income taxes can be found in Footnote 7 to the Consolidated Financial Statements.

Impairment of Tangible and Intangible Assets

For acquisitions, we allocate the excess of the cost of the acquisition over the fair market value of the net tangible assets acquired first to identifiable intangible assets, if any, and then to goodwill. In connection with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we are required to perform goodwill impairment reviews, at least annually, utilizing a fair-value approach. We evaluate goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment.

In accordance with SFAS No. 142, we perform valuation testing annually as of October 1 and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We did not incur any goodwill impairment resulting from our valuation testing performed in the fourth quarters of 2007 and 2006. During the first three quarters of 2008, we did not experience significant adverse changes in the business climate that would cause us to accelerate the timing of our valuation testing. During the fourth quarter of 2008, we experienced the acceleration of certain negative trends in our business operations and financial results which were occurring in conjunction with evidence of a significant downturn in the macroeconomic conditions of the United States and the United Kingdom, the primary countries in which we do business. During the latter half of the fourth quarter of 2008, it became apparent that the deterioration of macroeconomic conditions in the United States and the United Kingdom would continue into 2009 resulting in a significant decrease in our revenues and profits. In addition, during the fourth quarter of 2008 we experienced a material decline in our market capitalization along with the valuations of our market comparable companies. Our valuation testing performed as of October 1, 2008 considered this continued economic and market deterioration that occurred during the fourth quarter.

Based on the results of our valuation testing performed in the fourth quarter of 2008, we recorded a goodwill and intangible impairment charge of $379.3 million, or $303.4 million net of the related tax benefit. This goodwill and intangible impairment charge was comprised of $205.1 million for a reporting unit included in our North American IT Services segment, $94.3 million for reporting units included in our International Professional Services segment, $49.9 million for a reporting unit included in our North American Professional Services segment, and $29.9 million for a reporting unit included in our International IT Services segment. We used a blended value of a discounted cash flow methodology and guideline public company methodology to arrive at fair value for SFAS No. 142. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance for a five-year period. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues, gross margins, operating margins, and working capital levels, which vary among reporting units. The guideline public company methodology establishes fair value by comparing us to other publicly traded companies that are similar to us from an operational and economic standpoint. The guideline public company methodology compares us to the comparable companies on the basis of risk characteristics in order to determine our risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. The market multiples we use for each reporting unit are: a) enterprise value to revenue and b) enterprise value to EBITDA. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company.

As previously mentioned, the process of evaluating goodwill for impairment involves the determination of the fair values of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding whether remaining goodwill is impaired could change and result in an additional goodwill and intangible impairment charge, which could have a material effect on our consolidated financial position or results of operations. Additional information on Goodwill can be found in Footnote 5 to the Consolidated Financial Statements.

We amortize the cost of identifiable intangible assets (either through acquisition or as part of our internally generated intellectual property) over their estimated useful lives unless such lives are deemed indefinite. We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment charge is recognized. Otherwise, an impairment charge is not recognized. Measurement of an impairment charge for long-lived assets and identifiable intangibles would be based on the fair value of the asset. Included in the aforementioned goodwill and intangible impairment charge was a $2.5 million impairment charge to identifiable intangible assets.

Share-Based Compensation

Under our employee and director share-based compensation plans, participants have received or may receive grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance shares. For 2008, we have solely utilized restricted stock for our share-based awards. Historically, we have utilized both restricted stock and stock options.

Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, using the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006; accordingly, prior periods have not been restated. SFAS 123R requires the recognition of expense only for awards that are expected to vest, rather than recording forfeitures when they occur as previously permitted. Our forfeiture rates are based mainly upon historical share-based compensation cancellations. However, if the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $100,000 increase or decrease in compensation expense related to restricted stock for the year ended December 31, 2008. Additional information on share-based compensation can be found in Footnote 9 to the Consolidated Financial Statements.

EXECUTIVE SUMMARY

Our consolidated revenue in 2008 increased 2% compared to 2007. This contrasts to the first 9 months of 2008, where our consolidated revenue had increased 8% compared to the same period for 2007. The demand for our services is highly dependent upon the state of the economy in the markets in which we operate, particularly the United States and the United Kingdom, and upon the staffing needs of our clients. During the fourth quarter of 2008, we experienced the acceleration of certain negative trends in our business operations and financial results which were occurring in conjunction with evidence of a significant downturn in the macroeconomic conditions of the United States and the United Kingdom. This deterioration was evident in both our North American and International segments, but was more pronounced in our permanent placement business than in our staffing business. In particular, our permanent placement fees generated from our North American and International Professional Services segments together decreased 29% from the third quarter of 2008 to the fourth quarter of 2008. This is significant as more than 80% of our permanent placement fees are generated by our North American and International Professional Services segments. In the third quarter of 2008, permanent placement weakening occurred primarily in our International Professional Services segment and to a lesser extent in our North American Professional Services segment. Staffing services in both our North American and International segments were also impacted by worsening economic conditions as staffing services revenue decreased 15% from the third quarter of 2008 to the fourth quarter of 2008. Prior to the third quarter of 2008, our staffing services were not as impacted by worsening economic conditions. We believe that economic conditions will continue to erode demand for both our permanent placement and staffing services, further decreasing our revenues and profits. However, our ability to provide guidance on future results is impaired by the uncertain economic conditions.

Our revenue and to a lesser extent profits, are impacted by fluctuations in foreign currency exchange rates. The British Pound, the main functional currency for our international segments, weakened against the United States Dollar in the third quarter of 2008. This devaluation of the British Pound accelerated in the fourth quarter of 2008 and continued into the first quarter of 2009. If this trend does not reverse for the remainder of the first quarter of 2009, our revenue for the first quarter will be reduced.

We expect to realize a decrease in compensation expenses associated with decreases in revenue as many of our employees are compensated based on revenue production. As economic conditions weakened, we have taken steps to improve our cost efficiency including slowing the hiring of new staff, reducing personnel through attrition and eliminating certain staff positions. If we do not continue to undertake short-term steps to improve our cost efficiency, the revenue declines discussed above could have a greater negative impact on our operating income. However, we do not want to take actions that may impede our ability to grow revenue once the economic conditions strengthen.

In accordance with SFAS No. 142, we performed our valuation testing for goodwill impairment during the fourth quarter of 2008. Based on the results of this testing, we recorded a goodwill and intangible impairment charge of $379.3 million, or $303.4 net of the related tax benefit. Although the goodwill and intangible impairment charge impacted operating income, it was a non-cash charge. Our operating loss for both the fourth quarter and year of 2008 of $359.9 million and $263.9 million, respectively, included this charge. In discussing profits for the first quarter of 2009 above, we are comparing profits to the fourth quarter level before this charge.

The following detailed analysis of operations should be read in conjunction with the 2008 Consolidated Financial Statements and related footnotes included elsewhere in this Form 10-K.

Results of Operations for the Three Years Ended December 31, 2008—Consolidated

Consolidated revenue was $2,222.3 million, $2,171.8 million, and $1,876.6 million in 2008, 2007 and 2006, respectively, increasing by 2.3% and 15.7% in 2008 and 2007, respectively.

Consolidated gross profit was $636.9 million, $622.3 million, and $517.0 million in 2008, 2007 and 2006, respectively, increasing by 2.3% and 20.4% in 2008 and 2007, respectively. The consolidated gross margin was 28.7% in 2008 and 2007, and 27.5% in 2006.

Consolidated operating expenses were $900.8 million, $488.7 million, and $402.5 million, in 2008, 2007 and 2006, respectively, increasing by 84.3% and 21.4% in 2008 and 2007, respectively. General and administrative (G&A) expenses, which are included in operating expenses, were $499.7 million, $468.5 million, and $386.6 million, in 2008, 2007 and 2006, respectively, increasing by 6.7% and 21.2% in 2008 and 2007, respectively. Operating expenses include a $379.3 million goodwill and intangible impairment charge. $49.9 million and $94.4 million of the goodwill and intangible impairment charge were recorded in our North American and International Professional Services segments, respectively, and $205.1 million and $29.9 million of the goodwill and intangible impairment charge were booked in our North American and International IT Services segments, respectively.

Unallocated corporate expenses, included in consolidated operating expenses, pertain to certain functions, such as executive management, accounting, administration, tax, and treasury that are not attributable to our operating units. Unallocated corporate expenses were $30.9 million, $30.4 million and $28.1 million, in 2008, 2007 and 2006, respectively, increasing 1.6% and 8.2% in 2008 and 2007, respectively. As a percentage of revenue, unallocated corporate expenses were 1.4% for 2008 and 2007, and 1.5% for 2006. The increase in unallocated corporate expense in 2007 was due primarily to a combination of higher compensation and benefits cost, and an increase in non-cash compensation expense from our use of restricted stock.

Consolidated operating loss was $263.9 million in 2008, and consolidated operating income was $133.6 million and $114.5 million in 2007 and 2006, respectively, decreasing by 297.5% in 2008 and increasing by 16.7% in 2007. Operating loss as a percentage of revenue was 11.9% in 2008, and operating income as a percentage of revenue was 6.2% and 6.1% in 2007 and 2006, respectively.

Consolidated other expense, net, was $5.6 million in 2008, and consolidated other income, net, was $6.9 million and $6.0 million in 2007 and 2006, respectively. Other income (expense), net, primarily includes changes in the cash surrender value of our company-owned life insurance, interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility. The change from other income, net in 2007 to other expense, net, in 2008 was due primarily to a decrease in the cash surrender value of our company-owned life insurance, and to a lesser extent a decrease in interest income and an increase in interest expense. The cash surrender value of our company-owned life insurance decreased by $7.3 million from the twelve months ended December 31, 2007 to the twelve months ended December 31, 2008. The decrease in the cash surrender value of our company-owned life insurance was due to a decrease in the value of the equity mutual funds within our company-owned life insurance.

The consolidated income tax benefit was $33.6 million in 2008, and the consolidated income tax provision was $53.5 million and $45.3 million in 2007 and 2006, respectively. The effective tax rate was 12.5%, 38.0% and 37.6%, for 2008, 2007 and 2006, respectively. The effective tax rate in 2008 decreased because a significant portion of the goodwill and intangible impairment charge was related to non-deductible goodwill. Included in the 2007 and 2006 tax provisions were $1.6 million and $1.1 million, respectively, of tax benefits due primarily to valuation allowance reductions associated with state net operating loss and foreign tax credit carryforwards, and favorable settlements of certain state income tax audits.

Consolidated net loss was $236.0 million in 2008, and consolidated net income was $87.1 million and $75.2 million in 2007 and 2006, respectively.

Results of Operations for the Three Years Ended December 31, 2008 – By Business Segment

Professional Services division

North American Professional Services segment

Revenue in our North American Professional Services segment was $726.5 million, $690.1 million, and $617.2 million, for 2008, 2007 and 2006, respectively, increasing by 5.3% and by 11.8% in 2008 and 2007, respectively. North American Professional Acquisitions contributed $28.3 million, $26.4 million, and $33.2 million in revenue in 2008, 2007 and 2006, respectively. The increase in revenue for 2008 was due primarily to acquisitions in our Soliant Health and Special Counsel business units, and to a lesser extent to internal growth, most notably in the segment’s Special Counsel and Entegee business units. The increase in revenue for 2007 was due primarily to internal growth, most notably in the segment’s Entegee business unit, and to a lesser extent due to acquisitions, most notably in the segment’s Special Counsel business unit.

Revenue contribution from the North American Professional Services businesses for 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Entegee	43.9%	44.6%	44.9%
Special Counsel	25.2	23.4	22.2
Accounting Principals	13.3	16.2	16.9
Soliant Health	17.6	15.8	16.0

Gross profit in our North American Professional Services segment was $223.3 million, $219.8 million, and $189.1 million, for 2008, 2007 and 2006, respectively, increasing by 1.6% and by 16.2% in 2008 and 2007, respectively. North American Professional Acquisitions contributed $10.7 million, $12.0 million, and $10.7 million in gross profit in 2008, 2007 and 2006, respectively. Gross margin in our North American Professional services segment was 30.7%, 31.9% and 30.6% in 2008, 2007 and 2006, respectively. The segment’s gross margin decreased in 2008 due primarily to a decrease in permanent placement fees, most notably in the Accounting Principals and Special Counsel business units, and to a lesser extent a decrease in the staffing gross margins in the Special Counsel business unit resulting from increased sales and delivery of document review services, which typically generate a lower staffing margin. Permanent placement fees, which generate higher margins, decreased to 5.6% of the segment’s revenue in 2008, from 6.5% and 5.9% in 2007 and 2006, respectively The increase in gross margins in 2007 was due primarily to improved staffing services gross margins, and to a lesser extent increased permanent placement fees.

G&A expenses in our North American Professional Services segment were $152.5 million, $143.5 million, and $125.1 million, in 2008, 2007 and 2006, respectively, increasing by 6.3% and by 14.7% in 2008 and 2007, respectively. G&A expenses as a percentage of revenue were 21.0%, 20.8%, and 20.3% for 2008, 2007 and 2006, respectively. The increase in G&A expenses for 2008 was due primarily to additional G&A from North American Professional Acquisitions. The increase in G&A expenses for 2007 was due primarily to the increase in compensation expense related to the increases in the segment’s revenue and additional G&A from North American Professional Acquisitions.

Operating income was $15.5 million, $70.9 million, and $59.2 million in 2008, 2007 and 2006, respectively, decreasing by 78.1% in 2008 and increasing by 19.8% in 2007. Operating income as a percentage of revenue was 2.1%, 10.3% and 9.6% in 2008, 2007 and 2006, respectively. The 2008 operating income includes the aforementioned $49.9 million goodwill and intangible impairment charge.

International Professional Services segment

Revenue in our International Professional Services segment was $553.2 million, $547.5 million, and $431.4 million, for 2008, 2007 and 2006, respectively, increasing by 1.0% and 26.9% in 2008 and 2007, respectively. Changes in foreign currency exchange rates decreased revenue by $41.1 million from 2007 to 2008, and increased revenue by $44.1 million from 2006 to 2007. International Professional Acquisitions contributed $28.8 million and $30.4 million in revenue in 2008 and 2007, respectively. Apart from changes in foreign currency exchange rates and acquisitions, the increase in revenue in 2008 and 2007 was due to increased demand for our services. This revenue growth was driven primarily by our public sector clients.

Gross profit in our International Professional Services segment was $165.1 million, $164.1 million, and $123.1 million, in 2008, 2007 and 2006, respectively, increasing by .6% and by 33.3% in 2008 and 2007, respectively. Changes in foreign currency exchange rates decreased gross profit by $11.0 million from 2007 to 2008, and increased gross profit by $13.2 million from 2006 to 2007. International Professional Acquisitions contributed $18.3 million and $17.6 million in gross profit in 2008 and 2007, respectively. Gross margin in our International Professional Services segment was 29.8%, 30.0%, and 28.5% in 2008, 2007 and 2006, respectively. The decrease in gross margin in 2008 was due to reduced gross margin from the segment’s staffing services, which more than offset an increase in permanent placement fees. The increase in gross margin in 2007 was due to increased permanent placement fees, as these permanent placement fees more than offset the reduced gross margin from the segment’s staffing services. Permanent placement fees increased to 11.1% of the segment’s revenue in 2008, from 10.8% and 8.5% in 2007 and 2006, respectively. The gross margin from the segment’s staffing services decreased in 2008 and 2007 primarily due to the mix of staffing services, as revenue from our public sector clients increased. The gross margin on public sector business is lower than that of our other clients. As this staffing gross margin decrease was expected, we concentrated on growing our permanent placement revenue in an effort to maintain the overall gross margin. However, we expect we will be less successful in this effort in 2009 due to the weaker permanent placement demand environment we are experiencing.

G&A expenses in our International Professional Services segment were $133.7 million, $122.6 million, and $88.1 million, in 2008, 2007 and 2006, respectively, increasing by 9.1% and by 39.2% in 2008 and 2007, respectively As a percentage of revenue, G&A expenses were 24.2%, 22.4%, and 20.4%, for 2008, 2007 and 2006, respectively. The increase in G&A expenses for 2008 was due to additional G&A expenses from the International Professional Acquisition. The increase in G&A expenses for 2007 was due primarily to additional sales and recruiting personnel, increases in compensation expense related to the increases in the segment’s revenue, and additional G&A expenses from the International Professional Acquisitions.

Operating loss was $68.5 million in 2008, and operating income was $37.3 million and $31.9 million in 2007 and 2006, respectively, decreasing by 283.6% and increasing by 16.9% in 2008 and 2007, respectively. Operating loss as a percentage of revenue was 12.4% in 2008, and operating income as a percentage of revenue was 6.8% and 7.4% in 2007 and 2006 respectively. The 2008 operating loss includes the aforementioned $94.4 million goodwill and intangible impairment charge.

IT Services division

North American IT Services segment

Revenue in our North American IT Services segment was $613.7 million, $628.6 million, and $561.0 million, for 2008, 2007 and 2006, respectively, decreasing by 2.4% in 2008 and increasing by 12.0% in 2007. North American IT Acquisitions contributed $11.8 million and $18.8 million in revenue in 2008 and 2007, respectively. The decrease in revenue in 2008 was due to reduced demand from our clients, most notably in our Modis business unit. The increase in revenue in 2007 was due primarily to increased spending on IT initiatives by our clients and our investment in additional sales and recruiting personnel.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 78.8%, 81.8% and 84.2% of the segment’s revenue for 2008, 2007 and 2006, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit in our North American IT Services segment was $190.4 million, $184.8 million, and $162.0 million, in 2008, 2007 and 2006, respectively, increasing by 3.0% and 14.1% in 2008 and 2007, respectively. North American IT Acquisitions contributed $8.3 million and $9.7 million in gross profit in 2008 and 2007, respectively. Gross margin in our North American IT Services segment was 31.0%, 29.4% and 28.9% in 2008, 2007 and 2006, respectively. Fees generated from our Beeline unit, which generates higher margin than the segment’s staffing services, increased in both 2008 and 2007. In addition in 2008, an increase in gross margin on the segment’s staffing services more than offset the impact of decreased permanent placement fees. Conversely, in 2007, the increased permanent placement fees offset the impact of decreased gross margins from the segment’s staffing services.

G&A expenses in our North American IT Services segment were $139.5 million, $134.1 million, and $110.8 million, in 2008, 2007 and 2006, respectively, increasing by 4.0% and 21.0% in 2008 and 2007, respectively. As a percentage of revenue, G&A expenses were 22.7%, 21.3%, and 19.8%, for 2008, 2007 and 2006, respectively. The increase in G&A expenses for 2008 was due to additional G&A expenses from the North American IT Acquisitions. The increase in G&A for 2007 was due primarily to the increase in compensation expense related to this segment’s increases in revenue and our investment in additional sales and recruiting personnel.

Operating loss was $162.9 million in 2008, and operating income was $42.8 million and $45.1 million in 2007 and 2006, respectively, decreasing by 480.6%, and 5.1% in 2008 and 2007, respectively. Operating loss as a percentage of revenue was 26.5% in 2008, and operating income as a percentage of revenue was 6.8% and 8.0% in 2007 and 2006, respectively. The 2008 operating loss includes the aforementioned $205.1 million goodwill and intangible impairment charge.

International IT Services segment

Revenue in our International IT Services segment was $328.8 million, $305.7 million, and $267.1 million, for 2008, 2007 and 2006, respectively, increasing by 7.6% and 14.5% in 2008 and 2007, respectively. Changes in foreign currency exchange rates decreased revenue by $26.5 million from 2007 to 2008, and increased revenue by $24.6 million from 2006 to 2007. The International IT Acquisition contributed $18.6 million and $3.3 million in revenue in 2008 and 2007, respectively. Apart from the increased revenue from the International IT Acquisition, the increase in revenue in 2008 is due primarily to increased spending on IT initiatives by our UK market clients. The increase in revenue in 2007 was due primarily to changes in foreign currency exchange rates, and the increased spending on IT initiatives by our UK market clients.

Gross profit in our International IT Services segment was $58.0 million, $53.6 million, and $42.8 million, in 2008, 2007 and 2006, respectively, increasing by 8.2% and 25.2% in 2008 and 2007, respectively. Changes in foreign currency exchange rates decreased gross profit by $4.5 million from 2007 to 2008, and increased gross profit by $4.3 million from 2006 to 2007. The International IT Acquisition contributed $4.9 million in gross profit in 2008. Gross margin in our International IT Services segment was 17.6%, 17.5%, and 16.0% in 2008, 2007 and 2006, respectively. The increase in gross margin in 2007 was due primarily to the positive margin impact from the scaling back of relationships with certain low-margin, high-volume clients in the United Kingdom in order to focus on higher-margin clients in both the United Kingdom and continental Europe.

G&A expenses in our International IT Services segment were $43.2 million, $37.9 million, and $34.4 million, in 2008, 2007 and 2006, respectively, increasing by 14.0% and 10.2% in 2008 and 2007, respectively. As a percentage of revenue, G&A expenses were 13.1%, 12.4%, and 12.9%, for 2008, 2007 and 2006, respectively. Apart from the affect of increased G&A expenses from the International IT Acquisition, the increase in G&A expenses in 2008 was due primarily to the increases in sales and recruiting personnel that occurred primarily in the first two quarters of 2008. The increase in G&A expenses in 2007 was due to changes in foreign currency exchange rates and the increase in compensation expense related to the increases in the segment’s gross profit, net of expense savings associated with exiting unprofitable operations and management restructuring.

Operating loss was $17.1 million in 2008, and operating income was $13.1 million and $6.5 million in 2007 and 2006, respectively, decreasing by 230.5% in 2008 and increasing by 101.5% in 2007. Operating loss as a percentage of revenue was 5.2% in 2008, and operating income was 4.3% and 2.4% in 2007 and 2006, respectively. The 2008 operating loss includes the aforementioned $29.9 million goodwill and intangible impairment charge.

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

In 2008, the $148.5 million used in investing and financing activities and the effect of changes in foreign currency exchange rates exceeded the $133.8 million provided from operating activities. Our net decrease in cash in 2008 was due primarily to changes in foreign currency exchange rates. In 2007, the $200.9 million used in investing and financing activities exceeded the $133.5 million provided from operating activities and the effect of changes in foreign currency exchange rates. In 2006, cash of $113.3 million provided from operating activities and the effect of changes in foreign currency exchange rates, exceeded the $83.6 million used in investing and financing activities. Our net decrease in cash in 2007, and the net increase in cash in 2006, was due primarily to the level of cash spent on repurchases of our common stock and acquisitions. The below table highlights working capital and cash, cash equivalents and short term investments as of December 31, 2008 and 2007, respectively:

(amounts in millions)	2008	2007
Working capital	$223.7	$265.2
Cash, cash equivalents and short term investments	90.6	107.8

Operating Cash Flows

For 2008, 2007 and 2006, we generated $133.8 million, $131.7 million, and $106.6 million of cash flow from operations, respectively. The increase in cash flow from operations in 2008 was due primarily to increased cash collections on trade receivables. From a working capital standpoint, we primarily pay our billable employees and consultants on a weekly basis, and receive payment approximately seven weeks later. During a period of decreasing revenue, such as we experienced in the fourth quarter of 2008, the cost and cash outflows associated with our billable employees fall off immediately, while we continue to collect receivables from an earlier period, resulting in an acceleration of operating cash flow. The increase in cash flow from operations in 2007 was due primarily to our increased level of income, given that we were able to maintain our leverage of working capital during the growth that occurred in 2007.

Investing Cash Flows

For 2008, we used $66.7 million of cash for investing activities, including $51.4 million for acquisitions, net of cash acquired, and $17.7 million for capital expenditures.

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

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, during the next twelve months, will be $15 to $20 million.

Financing Cash Flows

For 2008, we used $73.3 million of cash for financing activities, consisting primarily of $75.8 million for the repurchase of common stock.

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

Our Board of Directors has authorized certain repurchases of our common stock. We repurchased 7.6 million shares at a cost of $75.8 million in the twelve months ended December 31, 2008. From the third quarter of 2002 through February 13, 2009, we have repurchased a total of 27.4 million shares at a cost of $293.2 million under this plan. We have approximately $24.3 million remaining under this authorization as of February 13, 2009. There is no expiration date for this authorization.

Indebtedness, Contractual Obligations, and Commercial Commitments of the Company

The following are contractual cash obligations and other commercial commitments at December 31, 2008:

	Payments Due by Period
(amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual cash obligations
Operating leases	$95,002	$24,789	$49,706	$12,192	$8,315
Credit facility	7,313	—	7,313	—	—
Other	2,127	2,127	—	—	—

Total contractual cash obligations	$104,442	$26,916	$57,019	$12,192	$8,315

	Amount of Commitment Expiration per Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit	$8,457	$8,457	$—	$—	$—

Total commercial commitments	$8,457	$8,457	$—	$—	$—

We have a $250 million revolving credit facility which is syndicated to a group of leading financial institutions and contains certain financial and non-financial covenants relating to our operations. Certain of the financial covenants include the maintenance of financial ratios, of which EBITDA is a main component. Repayment of the credit facility is guaranteed by substantially all of our subsidiaries. The facility expires in November 2011. As of February 13, 2009, we have $7.3 million in borrowings outstanding under this facility, as well as $8.5 million of standby letters of credit for certain operational matters.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather clarifies the application of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities to have a material effect on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following assessment of our market risks does not include uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax and credit risks.

Our exposure to market risk for changes in interest rates relates primarily to debt obligations under the credit facility, if any, and to our investments. We have an investment portfolio consisting of cash and cash equivalents including deposits in banks, and money market funds. We are adverse to principal loss and seek to preserve our invested funds by placing these funds with high credit quality issuers. We evaluate our invested funds to respond appropriately to a reduction in the credit rating of any investment issuer or guarantor.

We are exposed to the impact of foreign currency fluctuations. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our international operations generated approximately 40% of 2008 consolidated revenue, approximately 85% of which was from the United Kingdom. As of December 31, 2008, we have not entered into any foreign currency derivative instruments.

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

We are exposed to price fluctuations on equity mutual funds that are contained within our company-owned life insurance. The cash surrender value of the company-owned life insurance was $11.0 million at December 31, 2008, and is included in Other assets, net in the Consolidated Balance Sheets. Changes to the cash surrender value are recognized in Other income, net on our Consolidated Statements of Operations. This company-owned life insurance may be used to settle our obligations of deferred compensation. A corresponding employee liability is included in ‘Other’ in the Liabilities section of the Consolidated Balance Sheets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements: The following consolidated financial statements are included in this Annual Report on Form 10-K:

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders’ of MPS Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MPS Group, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 2, 2009

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

MPS Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands)	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$90,566	$105,285
Short term investments	—	2,500
Accounts receivable, net of allowance of $20,502 and $20,102	282,093	323,804
Prepaid expenses	10,929	10,867
Deferred income taxes	3,508	3,785
Other	9,761	17,463

Total current assets	396,857	463,704
Furniture, equipment, and leasehold improvements, net	34,763	35,859
Goodwill, net	293,275	678,530
Deferred income taxes	49,085	—
Other assets, net	21,912	31,558

Total assets	$795,892	$1,209,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$86,890	$99,101
Accrued payroll and related taxes	83,497	88,439
Income taxes payable	2,760	11,014

Total current liabilities	173,147	198,554
Income taxes payable	7,458	7,303
Credit facility	7,313	—
Other	16,504	27,449

Total liabilities	204,422	233,306

Commitments and contingencies (Note 6 and 7)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 90,841,454 and 96,789,586 shares issued and outstanding, respectively	908	968
Additional contributed capital	440,353	504,969
Retained earnings	185,059	421,021
Accumulated other comprehensive income (loss)	(34,850)	49,387

Total stockholders’ equity	591,470	976,345

Total liabilities and stockholders’ equity	$795,892	$1,209,651

See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
(amounts in thousands except common share amounts)	2008	2007	2006
Revenue	$2,222,300	$2,171,835	$1,876,622
Cost of revenue	1,585,406	1,549,547	1,359,580

Gross profit	636,894	622,288	517,042

Operating expenses:
General and administrative	499,746	468,535	386,629
Goodwill and intangible impairment charge	379,269	—	—
Depreciation and intangibles amortization	21,778	20,117	15,869

Total operating expenses	900,793	488,652	402,498

Operating income (loss)	(263,899)	133,636	114,544
Other income (expense), net	(5,649)	6,911	5,991

Income (loss) before provision for income taxes	(269,548)	140,547	120,535
Provision for (benefit from) income taxes	(33,586)	53,459	45,321

Net income (loss)	$(235,962)	$87,088	$75,214

Basic net income (loss) per common share	$(2.64)	$0.88	$0.74

Average common shares outstanding, basic	89,391	98,998	101,340

Diluted net income (loss) per common share	$(2.64)	$0.86	$0.72

Average common shares outstanding, diluted	89,391	101,086	104,090

See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Stock Compensation	Treasury Stock	Total
(amounts in thousands except common share amounts)	Shares	Amount
Balance, December 31, 2005	111,169,227	$1,112	$687,661	$257,563	$11,560	$(4,630)	$(77,226)	$876,040
Comprehensive Income:
Net income	—	—	—	75,214	—	—	—
Foreign currency translation	—	—	—	—	30,636	—	—
Total comprehensive income	—	—	—	—	—	—	—	105,850
Reclass of deferred stock compensation upon adoption of SFAS 123R	—	—	(4,630)	—	—	4,630	—	—
Exercise of stock options	2,507,688	25	14,803	—	—	—	—	14,828
Excess tax benefit from share-based awards	—	—	12,678	—	—	—	—	12,678
Purchase of treasury stock	—	—	—	—	—	—	(45,019)	(45,019)
Settlement of share-based awards	—	—	—	—	—	—	(7,559)	(7,559)
Issuance of restricted stock	1,309,828	13	(13)	—	—	—	—	—
Cancellation of restricted stock	(84,496)	(1)	1	—	—	—	—	—
Share-based plans expense	—	—	6,480	—	—	—	—	6,480

Balance, December 31, 2006	114,902,247	1,149	716,980	332,777	42,196	—	(129,804)	963,298
Comprehensive Income:
Net income	—	—	—	87,088	—	—	—
Foreign currency translation	—	—	—	—	7,191	—	—
Total comprehensive income	—	—	—	—	—	—	—	94,279
Cumulative effect of accounting change upon adoption of FIN 48	—	—	—	1,156	—	—	—	1,156
Exercise of stock options	677,372	7	4,515	—	—	—	—	4,522
Excess tax benefit from share-based awards	—	—	2,067	—	—	—	—	2,067
Purchase of treasury stock	—	—	—	—	—	—	(95,082)	(95,082)
Settlement of share-based awards	—	—	—	—	—	—	(1,943)	(1,943)
Retirement of treasury stock	(20,407,008)	(204)	(226,625)	—	—	—	226,829	—
Issuance of restricted stock	1,742,500	17	(17)	—	—	—	—	—
Cancellation of restricted stock	(125,525)	(1)	1	—	—	—	—	—
Share-based plans expense	—	—	8,048	—	—	—	—	8,048

Balance, December 31, 2007	96,789,586	968	504,969	421,021	49,387	—	—	976,345
Comprehensive Income:
Net income	—	—	—	(235,962)	—	—	—
Foreign currency translation	—	—	—	—	(84,237)	—	—
Total comprehensive income	—	—	—	—	—	—	—	(320,199)
Exercise of stock options	254,465	3	2,148	—	—	—	—	2,151
Excess tax benefit from share-based awards	—	—	(537)	—	—	—	—	(537)
Purchase of treasury stock	—	—	—	—	—	—	(75,823)	(75,823)
Settlement of share-based awards	—	—	—	—	—	—	(1,887)	(1,887)
Retirement of treasury stock	(7,801,580)	(79)	(77,631)	—	—	—	77,710	—
Issuance of restricted stock	1,762,000	18	(18)	—	—	—	—	—
Cancellation of restricted stock	(163,017)	(2)	2	—	—	—	—	—
Share-based plans expense	—	—	11,420	—	—	—	—	11,420

Balance, December 31, 2008	90,841,454	$908	$440,353	$185,059	$(34,850)	$—	$—	$591,470

See accompanying notes to consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(amounts in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(235,962)	$87,088	$75,214
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangible impairment charge	379,269	—	—
Deferred income taxes	(57,119)	20,969	17,931
Share-based plans expense	11,420	8,048	6,480
Excess tax benefit from share-based awards	(320)	(2,084)	(12,895)
Depreciation and intangibles amortization	21,778	20,117	15,869
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	18,695	(30,377)	(9,575)
Prepaid expenses and other assets	(377)	(2,750)	133
Accounts payable and accrued expenses	(10,796)	7,916	6,016
Accrued payroll and related taxes	2,337	17,834	9,414
Other, net	4,858	4,984	(1,986)

Net cash provided by operating activities	133,783	131,745	106,601

Cash flows from investing activities:
Purchase of short term investments	—	(154,875)	—
Proceeds from sale of short term investments	2,500	152,375	—
Purchase of furniture, equipment, and leasehold improvements, net of disposals	(17,732)	(20,948)	(13,571)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(51,427)	(82,607)	(44,155)

Net cash used in investing activities	(66,659)	(106,055)	(57,726)

Cash flows from financing activities:
Repurchases of common stock	(75,822)	(95,082)	(45,019)
Proceeds from (payments on) employee stock purchase plan, net of discount	16	(57)	(5)
Settlement of share-based awards	(1,887)	(1,943)	(7,559)
Excess tax benefit from share-based awards	320	2,084	12,895
Proceeds from stock options exercised	2,137	4,579	14,833
Borrowings on indebtedness	29,973	—	—
Repayments on indebtedness	(28,078)	(4,433)	(1,003)

Net cash used in financing activities	(73,341)	(94,852)	(25,858)

Effect of exchange rate changes on cash and cash equivalents	(8,502)	1,755	6,724

Net increase (decrease) in cash and cash equivalents	(14,719)	(67,407)	29,741
Cash and cash equivalents, beginning of year	105,285	172,692	142,951

Cash and cash equivalents, end of year	$90,566	$105,285	$172,692

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
(amounts in thousands)	2008	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$624	$643	$627
Income taxes paid	31,663	22,965	14,154

NON-CASH INVESTING AND FINANCING ACTIVITIES

We completed four acquisitions in 2008, seven acquisitions in 2007, and six acquisitions in 2006. In connection with the acquisitions, liabilities were assumed as follows:

	Years Ended December 31,
(amounts in thousands)	2008	2007	2006
Fair value of assets acquired	$52,327	$93,458	$55,849
Cash paid	(44,412)	(76,912)	(44,283)

Liabilities assumed	$7,915	$16,546	$11,566

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

MPS Group, Inc. (‘MPS’) (New York Stock Exchange symbol: MPS) is a leading provider of business services with over 220 offices in the United States, Canada, the United Kingdom, continental Europe, Australia, and Asia. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines and through the following primary brands:

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

Cash and Cash Equivalents

Cash and cash equivalents include deposits in banks and money market funds. On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors: Level 1 – quoted prices in active markets using identical assets; Level 2 – significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs; and Level 3 – significant unobservable inputs. Our money market funds are Level 1 fair value measurement financial assets.

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

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Identifiable Intangible Assets

For acquisitions, we allocate the excess of the cost of the acquisition over the fair market value of the net tangible assets acquired first to identifiable intangible assets, if any, and then to goodwill. In connection with SFAS No. 142, Goodwill and Other Intangible Assets, we are required to perform goodwill impairment reviews, at least annually, utilizing a fair-value approach. We evaluate goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment.

In accordance with SFAS No. 142, we perform valuation testing annually as of October 1 and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We did not incur any goodwill impairment resulting from our valuation testing performed in the fourth quarters of 2007 and 2006. During the first three quarters of 2008, we did not experience significant adverse changes in the business climate that would cause us to accelerate the timing of our valuation testing. During the fourth quarter of 2008, we experienced certain negative trends in our business operations and financial results which were occurring in conjunction with evidence of a significant downturn in the macroeconomic conditions of the United States and the United Kingdom, the primary countries in which we do business. During the latter half of the fourth quarter of 2008, it became apparent that the deterioration of macroeconomic conditions in the United States and the United Kingdom would continue into 2009 resulting in a significant decrease in our revenues and profits. Our valuation testing performed as of October 1, 2008 considered this continued deterioration that occurred during the fourth quarter.

Based on the results of our valuation testing performed in the fourth quarter of 2008, we recorded a goodwill and intangible impairment charge of $379.3 million, or $303.4 net of the related tax benefit. This goodwill and intangible impairment charge was comprised of $205.1 million for a reporting unit included in our North American IT Services segment, $94.4 million for reporting units included in our International Professional Services segment, $49.9 million for a reporting unit included in our North American Professional Services segment, and $29.9 million for a reporting unit included in our International IT Services segment. We used a blended value of a discounted cash flow methodology and guideline public company methodology to arrive at fair value for SFAS No. 142. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance for a five-year period. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues, gross margins, operating margins, and working capital levels, which vary among reporting units. The guideline public company methodology establishes fair value by comparing us to other publicly traded companies that are similar to us from an operational and economic standpoint. The guideline public company methodology compares us to the comparable companies on the basis of risk characteristics in order to determine our risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market multiple methodology are the market multiples and control premium. The market multiples we use for each reporting unit are: a) enterprise value to revenue and b) enterprise value to EBITDA. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company.

As previously mentioned, the process of evaluating goodwill for impairment involves the determination of the fair values of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding whether remaining goodwill is impaired could change and result in an additional goodwill and intangible impairment charge, which could have a material effect on our consolidated financial position or results of operations. Additional information on Goodwill can be found in Footnote 5.

We amortize the cost of identifiable intangible assets (either through acquisition or as part of our internally generated intellectual property) over their estimated useful lives unless such lives are deemed indefinite. We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment charge is recognized. Otherwise, an impairment charge is not recognized. Measurement of an impairment charge for long-lived assets and identifiable intangibles would be based on the fair value of the asset. Included in the aforementioned goodwill and intangible impairment charge was a $2.5 million impairment charge to identifiable intangible assets.

From 2006 to 2008, we acquired a total of 17 businesses for our four reporting segments. These acquisitions were recorded in accordance with the provisions of SFAS No. 141 Business Combinations. See Footnote 3 (Business Combinations) and Footnote 5 (Goodwill And Other Identifiable Intangible Assets).

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

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Income per Common Share

The consolidated financial statements include ‘basic’ and ‘diluted’ per share information. Basic net income per common share information is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share information is calculated by also considering the impact of potential common stock equivalents on both net income and the weighted average number of common shares outstanding. The weighted average number of common shares used in the basic net income per common share computations was 89.4 million, 99.0 million and 101.3 million in 2008, 2007 and 2006, respectively. The only difference in the computation of basic and diluted net income per common share is the inclusion of 2.1 million and 2.8 million incremental common shares from the assumed exercise of stock options and restricted stock awards in 2007 and 2006, respectively. As the company was in a loss position for 2008, the potential common shares for 2008 were excluded from the calculation of diluted earnings per share as the shares would have had an anti-dilutive effect. See Footnote 10.

Treasury Stock

During the years ended December 31, 2008, 2007 and 2006, we repurchased approximately 7.6 million, 7.8 million, and 3.2 million shares of common stock on the open market for a total cost of $75.8 million, $95.1 million, and $45.0 million, respectively. All repurchased shares were retired and accounted for using the cost method. The retirement of these shares was applied against “Additional contributed capital” on the Condensed Consolidated Balance Sheet as of December 31, 2008.

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

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather clarifies the application of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities to have a material effect on our consolidated financial statements.

3.    BUSINESS COMBINATIONS

In 2008, we acquired four businesses for which purchase consideration totaled $47.6 million in cash, of which $45.4 million was paid at closing. The respective disciplines of the acquired businesses are pharmacy staffing, IT staffing, IT solutions, and vendor management solutions. In 2007, we acquired seven businesses for which purchase consideration totaled $85.3 million in cash, of which $77.3 million was paid at closing. The respective disciplines of the acquired businesses are legal staffing, marketing staffing and solutions, workforce solutions, job board, and property recruitment. In 2006, we acquired six businesses for which purchase consideration totaled $49.6 million in cash, of which $44.5 million was paid at closing. The respective disciplines of the acquired businesses are accounting and finance staffing, pharmacy staffing, workforce solutions, and professional permanent placement, professional staffing, and IT staffing.

4.    INDEBTEDNESS

Indebtedness at December 31, 2008 and 2007 consisted of the following:

(amounts in thousands)	2008	2007
Credit facility	$7,313	—
Notes payable to former stockholders of acquired companies (interest rates ranging from 2.42% to 5.75%)	$2,127	$8,015
Current portion of notes payable	$2,127	$8,015

The notes payable are included in the line item ‘Accounts payable and accrued expenses’ on the Consolidated Balance Sheets.

We have a $250 million revolving credit facility which is syndicated to a group of leading financial institutions and contains certain financial and non-financial covenants relating to our operations. Certain of the financial covenants include the maintenance of financial ratios, of which EBITDA is a main component. Repayment of the credit facility is guaranteed by substantially all of our subsidiaries. The facility expires in

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 2011. We incurred certain costs directly related to obtaining the credit facility in the amount of approximately $440,000. These costs have been capitalized and are being amortized over the life of the credit facility, and are included in the line item ‘Other assets, net’ on the Consolidated Balance Sheet. As of December 31, 2008, we have $7.3 million in borrowings outstanding under this facility, as well as $8.5 million of standby letters of credit for certain operational matters.

5.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for 2008 and 2007 are as follows:

	Professional Services		IT Services		Total
(amounts in thousands)	North American	International	North American	International
Balance as of December 31, 2006	$175,692	$137,986	$252,156	$36,278	$602,112
2007 acquisitions	20,191	37,506	15,038	—	72,735
Effect of foreign currency exchange rates	—	1,888	1,356	439	3,683

Balance as of December 31, 2007	195,883	177,380	268,550	36,717	678,530
2008 acquisitions	12,636	8,277	10,982	19,419	51,314
Goodwill impairment charge	(49,784)	(91,992)	(205,115)	(29,891)	(376,782)
Effect of foreign currency exchange rates	—	(45,626)	(1,682)	(12,479)	(59,787)

Balance as of December 31, 2008	$158,735	$48,039	$72,735	$13,766	$293,275

We allocated the purchase price of acquisitions in accordance with SFAS 141, Business Combinations. At December 31, 2008 and 2007, there were $4.1 million and $10.0 million, respectively, of identifiable intangible assets on our Consolidated Balance Sheets relating to our acquisitions in 2008 and 2007. Identifiable intangible assets relate primarily to the value of the acquired business’ customer relationships and trade names at the acquisition date.

6.    COMMITMENTS AND CONTINGENCIES

Rent expense, primarily for office premises, was $35.0 million, $30.9 million, and $26.0 million, for 2008, 2007 and 2006, respectively. We lease office space under various noncancelable operating leases. The following is a schedule of future minimum lease payments with terms in excess of one year (amounts in thousands):

Year:
2009	$24,789
2010	21,585
2011	16,560
2012	11,562
2013	7,468
Thereafter	13,038

$95,002

In addition, as of December 31, 2008, we had future purchase commitments of approximately $10.3 million over the next three years, related primarily to telecom service agreements, software licenses and subscriptions, and computer hardware and software maintenance agreements.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are a party to a number of lawsuits and claims arising out of the ordinary conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not expected to have a material adverse effect on us, our financial position, our results of operations, or our cash flows, but litigation is subject to inherent uncertainties.

7.    INCOME TAXES

A comparative analysis of the provision for income taxes is as follows:

(amounts in thousands)	2008	2007	2006
Current:
Federal	$9,262	$15,812	$13,767
State	2,166	2,104	1,490
International	12,105	14,574	12,133

	23,533	32,490	27,390

Deferred:
Federal	(48,280)	21,001	20,592
State	(7,253)	1,720	763
International	(1,586)	(1,752)	(3,424)

	(57,119)	20,969	17,931

	$(33,586)	$53,459	$45,321

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income before provision for income taxes is attributable to the following:

	2008		2007		2006
(amounts in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tax computed using the federal statutory rate	$(94,342)	35.0%	$49,191	35.0%	$42,187	35.0%
State income taxes, net of federal income tax effect	(5,087)	1.9%	3,824	2.7%	2,253	1.9%
Non-deductible meals	2,725	-1.0%	3,451	2.5%	3,330	2.8%
Foreign tax rate differential	(1,132)	0.4%	(2,351)	(1.7)%	(2,129)	(1.8)%
Goodwill and intangible impairment	64,393	(23.9)%	—	0.0%	—	0.0%
Other permanent differences	(143)	0.1%	(656)	(0.5)%	(320)	(0.3)%

	$(33,586)	12.5%	$53,459	38.0%	$45,321	37.6%

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities recorded in the accompanying Consolidated Balance Sheets are as follows:

(amounts in thousands)	2008	2007
Gross deferred tax assets:
Allowance for doubtful accounts	$6,253	$6,632
Amortization of intangibles	25,249	—
Foreign tax credit carryforward	11,702	18,658
Net operating loss carryforward	7,406	7,478
Capital loss carryforward	3,263	8,085
Deferred compensation	4,971	5,795
Equity based compensation	4,665	4,128
Other employee benefits	2,711	2,744
Other	8,065	5,689

Total gross deferred tax assets	$74,285	$59,209
Valuation allowance	(18,693)	(29,259)

Total gross deferred tax assets, net of valuation allowance	$55,592	$29,950

Gross deferred tax liabilities:
Amortization of goodwill	—	(28,405)
Other	(2,999)	(4,719)

Total gross deferred tax liabilities	(2,999)	(33,124)

Net deferred tax asset/(liability)	$52,593	$(3,174)

Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with temporary differences, operating loss carryforwards and tax credits will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur.

Our valuation allowance at December 31, 2008 consisted of $11.1 million in foreign tax credit carryforwards, $3.4 million in state net operating loss carryforwards, $900,000 in foreign net operating loss carryforwards, and $3.3 million for a foreign capital loss carryforward. Of the $11.1 million valuation allowance for foreign tax credit carryforwards, $9.8 million is expected to expire over the next two years. Our valuation allowance at December 31, 2007 consisted of $15.0 million in foreign tax credit carryforwards, $5.7 million in state net operating loss carryforwards, $500,000 in foreign net operating loss carryforwards, $4.4 million for a foreign capital loss carryforward, and $3.7 million for a federal capital loss carryforward which expired in 2008.

In addition to deferred tax expense, our net deferred tax asset changed in 2008 for deferred taxes related to acquisitions in the amount of $400,000 and as a result of changes in foreign exchange rates in the amount of $900,000.

Federal income taxes were not provided for on income from foreign subsidiaries, since they are considered to be permanently invested. If these earnings were remitted, foreign tax credits would substantially offset any resulting federal income tax.

We adopted FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition,

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classification, and disclosure of tax positions. Upon adoption of FIN 48, we reduced our reserve for uncertain tax positions by $1.2 million and recorded this reduction as an adjustment to the opening balance of Retained earnings on our Condensed Consolidated Balance Sheets. At January 1, 2007, our unrecognized tax benefits—that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements – were $10.5 million. If recognized, $6.9 million of our unrecognized tax benefits would impact our Provision for income taxes on our Condensed Consolidated Statements of Operations and thus our effective tax rate.

During the second quarter of 2007, we settled a state income tax audit. We reduced our gross unrecognized tax benefit by $3.3 million as a result of this settlement. There were no material changes to the gross unrecognized tax benefit during the remainder of 2007. At December 31, 2007, our unrecognized tax benefits were $7.4 million, and if recognized, $5.3 million would impact our Provision for income taxes. There were no material changes to the gross unrecognized tax benefit during 2008. At December 31, 2008, our unrecognized tax benefits were $7.6 million, and if recognized, $5.4 million would impact our Provision for income taxes. A reconciliation of our beginning and ending unrecognized tax benefit is as follows:

(amounts in thousands)	Benefit
Balance at January 1, 2007	$10,494
Additions based on tax positions related to the current year	599
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	(944)
Reductions for lapse of statute of limitations	(339)
Settlements	(2,379)

Balance at December 31, 2007	$7,433
Additions based on tax positions related to the current year	671
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(26)
Reductions for lapse of statute of limitations	(414)
Settlements	—
Foreign exchange adjustment	(68)

Balance at December 31, 2008	$7,596

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

In the second quarter of 2007, we reversed approximately $1.0 million of accrued interest for the settlement of the above referenced state income tax audit. We accrued approximately $900,000 of additional interest expense related to uncertain tax positions in the twelve months ended December 31, 2007. At December 31, 2007, our accrued interest on unrecognized tax benefits was $4.3 million. We accrued approximately $1.0 million of additional interest expense related to uncertain tax positions in the twelve months ended December 31, 2008. At December 31, 2008, our accrued interest on unrecognized tax benefits was $5.3 million. Accrued interest is in ‘Accounts payable and accrued expenses’ on our Consolidated Balance Sheets at December 31, 2008.

We are subject to periodic review by federal, foreign, state and local taxing authorities in the ordinary course of business. With few exceptions, we are no longer subject to examination by these taxing authorities for years prior to 2004. We have recently been notified by the Internal Revenue Service that they will be examining

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our 2006 tax return. Many of our UK subsidiaries have been audited through 2004. HM Revenue and Customs is currently conducting an income tax audit of our UK subsidiaries for 2005 and 2006. Lastly, we generally have several state income tax audits throughout the year since we operate in a multi-state environment. As of December 31, 2008, we do not expect our unrecognized tax benefits to change significantly over the next twelve months.

8.    EMPLOYEE BENEFITS

Profit Sharing Plans

We have a qualified contributory 401(k) profit sharing plan which covers all full-time employees over age twenty-one with over 90 days of employment and 375 hours of service. We made matching contributions of approximately $1.6 million, $3.6 million, and $3.2 million, net of forfeitures, to the profit sharing plan for 2008, 2007 and 2006, respectively. Under the terms of the profit sharing plan, we will match at least 25% of employee contributions up to the first 5% of total eligible compensation, as defined in the various profit sharing plans. For 2008 and 2007, we matched 25% and 50%, respectively, of employee contributions up to the aforementioned limit.

We have assumed many 401(k) plans of acquired subsidiaries. Primarily, we terminate these acquired plans and allow the participants to contribute to our plan. Our contributions relating to these acquired participants are included in the aforementioned total.

Deferred Compensation Plan

We also have a non-qualified deferred compensation plan for our highly compensated employees. While the deferred compensation plan provides for matching contributions, we did not match employee deferrals for 2008, 2007 or 2006. We look to invest the assets of the deferred compensation plan based on a portfolio designed to achieve the most desirable balance between investment return and asset protection by investing in equities of high quality companies and in high quality fixed income securities. As of December 31, 2008 and 2007, the liability to the employees for amounts deferred, which is included in ‘Other’ in the Liabilities section of the Consolidated Balance Sheets, was $13.5 million and $16.6 million, respectively.

In the beginning of 2002, we purchased insurance on the lives of our highly compensated employees. This company-owned life insurance is intended to be used to settle our obligation of deferred compensation. The cash surrender value of the company-owned life insurance is included in ‘Other assets, net’ in the Consolidated Balance Sheets.

Management Savings Plan

In 2004, we established the Management Savings Plan (the “MSP”), as a non-qualified defined contribution plan. Each year participants selected by the compensation committee of our Board of Directors are qualified to receive annual contributions from us on terms and in amounts established by the committee, subject to a minimum annual contribution to each such participant of five percent of annual cash compensation (salary plus bonus). In addition, several participants are eligible to receive change of control benefits in accordance with the terms of the MSP. Our aggregate contribution to the MSP was approximately $400,000 in 2008, and $600,000 for each of 2007 and 2006.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    STOCKHOLDERS’ EQUITY

Stock Repurchase Plan

Our Board of Directors has authorized certain repurchases of our common stock. For 2008, we repurchased 7.6 million shares at a cost of $75.8 million, which brought the total amount repurchased under this plan to 27.4 million shares at a cost of $293.2 million as of December 31, 2008.

We have the following share-based compensation plans for employees and directors:

Incentive Employee Stock Plan

Under our 2004 Equity Incentive Plan (“Employee Plan”), which replaced the Amended and Restated 1995 Stock Option Plan (“1995 Plan”), participants may be granted stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, and performance shares. In 2008, the aggregate number of shares that may be available for future awards under the Employee Plan was increased by an additional 5.0 million shares. The total number of shares available for award under the Employee Plan as of December 31, 2008 was 5.2 million, which includes lapsed or cancelled awards or options from grants outstanding under the 1995 Plan at the time of shareholder approval of the Employee Plan. The Employee Plan, among other things, requires the exercise price of nonqualified stock options to not be less than 100% of the fair market value of the stock on the date the option is granted, and defines a director in accordance with Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and with Section 162(m) of the Internal Revenue Code of 1986, as amended. The Employee Plan prohibits us from reducing the exercise price of outstanding options (repricing) without first receiving shareholder approval.

Non-Executive Stock Plan

Under our 2008 Non-Executive Equity Incentive Plan (“Non-Executive Employee Plan”), participants may be granted stock options (incentive and nonqualified), restricted stock, and restricted stock units. The total number of shares available for award under the Non-Executive Employee Plan as of December 31, 2008 was 1.5 million. The Non-Executive Employee Plan, among other things, requires the exercise price of nonqualified stock options to not be less than 100% of the fair market value of the stock on the date the option is granted. The Employee Plan prohibits us from reducing the exercise price of outstanding options (repricing) without first receiving shareholder approval.

Non-Employee Director Stock Plan

Under our 2004 Non-Employee Director Equity Incentive Plan (“Director Plan”), which replaced the Amended and Restated Non-Employee Director Stock Option Plan (“Prior Director Plan”), non-employee directors may be granted stock options, stock appreciation rights, restricted stock, and restricted stock units. At December 31, 2008, there were no shares available to be awarded under the Director Plan. The Director Plan awards each non-employee director an option to purchase 60,000 shares at an exercise price equal to the fair market value at the date of the grant upon election to the Board, which becomes exercisable ratably over a five-year period. In addition, the Director Plan provides for an annual issuance of non-qualified options to purchase 20,000 shares to each director, upon reelection, at an exercise price equal to the fair market value at the date of grant, which become exercisable ratably over a three-year period. The Director Plan provides that such formulaic awards cease upon the director accruing 100,000 options. Options expire ten years from the date of the grant. The Director Plan also allows for the grant of additional options to non-employee directors from time to time as the Board determines in its discretion as well as the substitution of one option with one-half of a share of restricted stock.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2008, 2007 and 2006, we utilized restricted stock for share-based compensation awards. Historically, the majority of our share-based compensation awards were granted in restricted stock, non-qualified stock options, and incentive stock options. For 2008, we recognized an expense of $0.08 per basic and diluted common share related to share-based compensation, comprised of $11.4 million of compensation expense, primarily from restricted stock, net of a $4.2 million income tax benefit. For 2007, we recognized an expense of $0.05 per basic and diluted common share related to share-based compensation, comprised of $8.0 million of compensation expense, primarily from restricted stock, net of a $3.0 million income tax benefit. For 2006, we recognized an expense of $0.04 per basic and diluted common share related to share-based compensation, comprised of $6.8 million of compensation expense, primarily from restricted stock, net of a $2.5 million income tax benefit. This compensation expense is included in the general and administrative expense line item on the Consolidated Statements of Operations.

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

•

Tax windfall pool—SFAS 123R requires companies to calculate a cumulative pool of tax windfalls, offset by tax shortfalls using historical data from the original implementation date of SFAS 123. Management utilized the short form method to calculate the transitional cumulative tax pool. In addition, management has calculated a tax windfall pool as of December 31, 2008; therefore, any future tax shortfalls related to share-based awards will be charged against additional paid-in capital up to the amount of our windfall pool.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Compensation expense recognized in the Consolidated Statements of Operations for stock options was approximately $100,000 and $393,000 for 2007 and 2006, respectively. There was no compensation expense for stock options in 2008. A summary of our stock options as of December 31, 2008 is presented below:

	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Total Intrinsic Value (000s)
Outstanding at December 31, 2005	8,074	$7.43	6.97	$50,893
Granted	—	$—
Forfeited	(216)	$9.48
Exercised	(2,508)	$5.92		$24,382

Outstanding at December 31, 2006	5,350	$8.08	6.32	$33,365
Granted	—	$—
Forfeited	(82)	$13.53
Exercised	(677)	$6.76		$4,895

Outstanding at December 31, 2007	4,591	$8.15	5.32	$14,987
Granted	—	$—
Forfeited	(123)	$17.10
Exercised	(255)	$8.35		$906

Options outstanding and exercisable at December 31, 2008	4,213	$7.88	4.35	$3,707

For 2008, cash received and the total tax benefit from the exercise of stock options was $2.1 million and $328,000, respectively.

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

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense recognized in the Consolidated Statements of Operations for restricted stock was $11.4 million, $7.9 million and $6.1 million in 2008, 2007 and 2006 respectively. A summary of our restricted stock as of December 31, 2008 is presented below:

	Shares (000s)	Weighted Average Fair Value at Grant	Fair Value (000s)
Unvested at December 31, 2006	1,951	$14.50
Granted	1,743	$14.19
Forfeited	(126)	$14.67
Vested	(513)	$11.65	$7,236

Unvested at December 31, 2007	3,055	$14.80
Granted	1,762	$11.10
Forfeited	(163)	$13.76
Vested	(612)	$14.06	$6,665

Unvested at December 31, 2008	4,042	$13.34

As of December 31, 2008, there was $37.2 million of unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 3 years. For 2008, the total tax benefit generated from vested restricted stock was $2.1 million. In addition, $1.9 million of cash was used for minimum statutory withholding requirements upon net settlement of employee restricted stock exercises.

In 2001, we implemented an employee stock purchase plan (“ESPP”), which provided that eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock. The employee’s purchase price was 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Effective in the third quarter of 2006, we revised the ESPP, changing the employee’s purchase price to 95% of the fair value of the stock on the last business day of the monthly offering period. Compensation expense of $356,000 was recorded in the first half of 2006 for the amount of the discount under the original plan in accordance with SFAS 123R. No compensation expense was recorded in connection with the ESPP in 2008 and 2007. During 2008, 2007 and 2006, we issued the following stock under the ESPP:

	Number of Shares	Purchase Price
Year		High	Low
2008	58,559	$12.06	$7.05
2007	52,883	$14.21	$9.51
2006	112,549	$16.04	$14.06

Since inception of the ESPP, 1,123,931 shares have been purchased, leaving 376,069 shares available for future issuances.

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    NET INCOME PER COMMON SHARE

The calculation of basic net income per common share and diluted net income per common share is presented below:

(amounts in thousands except common share amounts)	2008	2007	2006
Income per common share computation:
Net income (loss)	$(235,962)	$87,088	$75,214

Basic average common shares outstanding	89,391	98,998	101,340
Incremental shares from assumed exercise of stock options and restricted stock awards	—	2,088	2,750

Diluted average common shares outstanding	89,391	101,086	104,090

Basic income per common share:
Basic net income per common share	$(2.64)	$0.88	$0.74

Diluted income per common share:
Diluted net income per common share	$(2.64)	$0.86	$0.72

Options to purchase approximately 369,000 and 116,000 shares of common stock that were outstanding during 2007 and 2006 respectively, were not included in the computation of diluted earnings per common share as the exercise prices of these options were greater than the average market price of the common shares. As the company was in a loss position for 2008, all potential common shares for 2008 were excluded from the calculation of diluted earnings per share as the shares would have had an anti-dilutive effect.

11.    CONCENTRATION OF CREDIT RISK

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. We place our cash and cash equivalents with what management believes to be high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. We routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited.

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

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

A summary of furniture, equipment, and leasehold improvements at December 31, 2008 and 2007 is as follows:

(amounts in thousands)	Estimated Useful Life in Years	2008	2007
Furniture, equipment, and leasehold improvements	5 -15 /lease term	$101,315	$106,540
Software	3	6,370	6,297
Software development	5	21,750	16,955

		129,435	129,792
Accumulated depreciation and amortization		94,672	93,933

Total furniture, equipment, and leasehold improvements, net		$34,763	$35,859

Total depreciation and amortization expense on furniture, equipment, and leasehold improvements was $15.2 million, $16.0 million, and $12.3 million for 2008, 2007, and 2006, respectively.

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended				For the Year Ended Dec. 31, 2008
(amounts in thousands except common share amounts)	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
Revenue	$567,781	$589,490	$577,484	$487,545	$2,222,300
Gross profit	$162,270	$171,134	$164,094	$139,396	$636,894
Net income (loss)	$19,054	$20,745	$17,208	$(292,969)	$(235,962)
Basic net income (loss) per common share	$0.21	$0.23	$0.19	$(3.36)	$(2.64)
Diluted net income (loss) per common share	$0.20	$0.23	$0.19	$(3.36)	$(2.64)

	For the Three Months Ended				For the Year Ended Dec. 31, 2007
(amounts in thousands except common share amounts)	Mar. 31, 2007	June, 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Revenue	$510,128	$535,161	$556,581	$569,965	$2,171,835
Gross profit	$139,862	$152,618	$161,503	$168,305	$622,288
Net income	$17,480	$22,888	$23,169	$23,551	$87,088
Basic net income per common share	$0.17	$0.23	$0.23	$0.24	$0.88
Diluted net income per common share	$0.17	$0.22	$0.23	$0.24	$0.86

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

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize performance, accounts receivable, net, and long-lived assets by segment, and revenue by geographic location:

(amounts in thousands)	2008	2007	2006
Revenue
North American Professional Services	$726,535	$690,073	$617,166
International Professional Services	553,228	547,460	431,402
North American IT Services	613,697	628,641	560,987
International IT Services	328,840	305,661	267,067

Total revenue	$2,222,300	$2,171,835	$1,876,622

Gross profit
North American Professional Services	$223,285	$219,775	$189,147
International Professional Services	165,120	164,111	123,064
North American IT Services	190,448	184,809	162,047
International IT Services	58,041	53,593	42,784

Total gross profit	$636,894	$622,288	$517,042

Goodwill and intangible impairment charge
North American Professional Services	$(49,928)	$—	$—
International Professional Services	(94,336)	—	—
North American IT Services	(205,114)	—	—
International IT Services	(29,891)	—	—

Total goodwill and intangible impairment charge	$(379,269)	$—	$—

Income (loss) before provision for (benefit from) income taxes
North American Professional Services	$15,522	$70,854	$59,241
International Professional Services	(68,487)	37,279	31,870
North American IT Services	(162,923)	42,801	45,059
International IT Services	(17,099)	13,116	6,515

	(232,987)	164,050	142,685
Corporate expenses (1)	(30,912)	(30,414)	(28,141)
Other income (expense), net	(5,649)	6,911	5,991

Total income (loss) before provision for (benefit from) income taxes	$(269,548)	$140,547	$120,535

Geographic Areas
Revenue
North America	$1,340,232	$1,318,714	$1,178,153
International	882,068	853,121	698,469

Total revenue	$2,222,300	$2,171,835	$1,876,622

MPS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
(amounts in thousands)	2008	2007
Accounts receivable, net
North American Professional Services	$91,099	$95,758
International Professional Services	47,497	64,673
North American IT Services	104,110	115,575
International IT Services	39,387	47,798

Total accounts receivable, net	$282,093	$323,804

Long-lived assets
North American Professional Services	$164,103	$200,404
International Professional Services	53,463	184,011
North American IT Services	84,128	278,968
International IT Services	16,054	39,716

	317,748	703,099
Corporate	10,290	11,290

Total long-lived assets	$328,038	$714,389

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

MPS GROUP, INC.

Schedule II—Valuation and Qualifying Accounts

(amounts in thousands)

	Balance at Beginning of Period	Charged to Expenses	Write-offs	Deductions	FIN 48 Adoption	Translation Adjustments	Balance at End of Period
Year Ended December 31, 2006
Allowance for doubtful accounts receivable	$11,872	4,443	(2,409)	—	—	860	$14,766
Deferred tax valuation allowance	$27,765	(374)	(1,350)	—	—	—	$26,041
Year Ended December 31, 2007
Allowance for doubtful accounts receivable	$14,766	6,657	(1,414)	—	—	93	$20,102
Deferred tax valuation allowance	$26,041	(428)	(442)	—	4,013	75	$29,259
Year Ended December 31, 2008
Allowance for doubtful accounts receivable	$20,102	8,017	(4,761)	—	—	(2,856)	$20,502
Deferred tax valuation allowance	$29,259	(4,929)	(4,477)	—	—	(1,160)	$18,693

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

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

Based on the evaluation discussed above, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective as of December 31, 2008, to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Internal Control Over Financial Reporting

Our management’s report on our internal control over financial reporting as of December 31, 2008 is included in Part II, Item 8, of this Annual Report on Form 10-K. The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, as stated in their report which is also included in Part II, Item 8.

MPS GROUP, INC.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 that occurred during our fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information required by Part III with respect to Directors, Executive Officers, and Corporate Governance of the Registrant (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), Certain Relationships and Related Transactions and Director Independence (Item 13), Principal Accountant Fees and Services (Item 14), and the Audit Committee Charter is to be included in the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A (the ‘Proxy Statement’) not later than 120 days after the end of the fiscal year covered by this report. Such Proxy Statement, when filed, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	Financial Statements.

	The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

		Report of Independent Registered Certified Public Accounting Firm;

		Management’s Report on Internal Control Over Financial Reporting;

		Consolidated Balance Sheets at December 31, 2008 and 2007;

		Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006;

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006;

		Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006; and

		Notes to Consolidated Financial Statements.

(a)	2.	Financial Statement Schedules.

		For the three years ended December 31, 2008

		Schedule II—Valuation & Qualifying Accounts

		All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

MPS GROUP, INC.

(a)	3.	Exhibits.

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by MPS Group, Inc., file no. 0-24484, unless otherwise indicated.

	3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 14, 2002.

	3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2003.

	4.	Form of stock certificate for the Company’s Common Stock, $.01 par value, incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-106855) filed July 7, 2003.

	10.1	MPS Group, Inc. Amended and Restated 2001 Employee Stock Purchase Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006. ^

	10.2	MPS Group, Inc. (formerly AccuStaff Incorporated) Amended and Restated Non-Employee Director Stock Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005.^

	10.3	MPS Group, Inc. (formerly Accustaff Incorporated) Amended and Restated Non-Employee Director Stock Plan—Form of Non-Employee Director Stock Option Award Agreement, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000. ^

	10.4	Profit Sharing Plan, incorporated by reference to the Company’s Registration on Form S-1 (No. 333-78906).^

	10.5	Revolving Credit Agreement by and Between the Company and the Material Subsidiaries of the Company and JPMorgan Chase, N.A., as Administrative Agent and Certain Lenders Party named therein, dated November 10, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K filed February 28, 2007.

	10.6	Modis Professional Services, Inc. (now MPS Group, Inc.) Amended and Restated 1995 Stock Option Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2001.^

	10.7	Modis Professional Services, Inc. (now MPS Group, Inc.) Amended and Restated 1995 Stock Option Plan—Form of Stock Option Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2001. ^

	10.8	Modis Professional Services, Inc. (now MPS Group, Inc.) Amended and Restated 1995 Stock Option Plan—Form of Restricted Stock Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

	10.9	Modis Professional Services, Inc. (now MPS Group, Inc.) Executive Option Plan, incorporated by reference to the Company’s Registration on Form S-8 (No. 333-88329). ^

	10.10	Form of Director’s Indemnification Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000.

	10.11	Form of Officer’s Indemnification Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2000.

MPS GROUP, INC.

10.12	Form of Supplement to Restricted Stock Agreement with Richard L. White, Gregory D. Holland and Tyra H. Tutor, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005. ^

10.13	2004 Equity Incentive Plan—Form of Stock Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005. ^

10.14	2004 Equity Incentive Plan—Form of Restricted Stock Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005. ^

10.15	2004 Non-Employee Director Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

10.16	2004 Non-Employee Director Equity Incentive Plan – Form of Stock Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2005. ^

10.17	Executive Annual Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004. ^

10.18	2004 Equity Incentive Plan – Form of Restricted Stock Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2007. ^

10.19	2004 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2008. ^

10.20	2004 Equity Incentive Plan – Form of Director Restricted Stock Agreement. ^

10.21	Amended and Restated Chairman Employment Agreement. ^

10.22	Amended and Restated Executive Employment Agreement with Timothy D. Payne. ^

10.23	Amended and Restated Executive Employment Agreement with Robert P. Crouch. ^

10.24	Amended and Restated Executive Employment Agreement with Gregory D. Holland. ^

10.25	Amended and Restated Executive Employment Agreement with Tyra H. Tutor. ^

10.26	Amended and Restated Executive Employment Agreement with Richard L. White. ^

10.27	MPS Group, Inc. Amended and Restated Management Savings Plan. ^

10.28	Amended and Restated Executive Deferred Compensation Plan. ^

10.29	2008 Non-Executive Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q Filed on August 8, 2008. ^

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Form of Power of Attorney.

31.1	Certification of Timothy D. Payne pursuant to Rule 13a-14a.

31.2	Certification of Robert P. Crouch pursuant to Rule 13a-14a.

32.1	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

^	This Exhibit is a management contract or compensatory plan or arrangement.

MPS GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.20	2004 Equity Incentive Plan—Form of Director Restricted Stock Agreement.

10.21	Amended and Restated Chairman Employment Agreement.

10.22	Amended and Restated Executive Employment Agreement with Timothy D. Payne.

10.23	Amended and Restated Executive Employment Agreement with Robert P. Crouch.

10.24	Amended and Restated Executive Employment Agreement with Gregory D. Holland.

10.25	Amended and Restated Executive Employment Agreement with Tyra H. Tutor.

10.26	Amended and Restated Executive Employment Agreement with Richard L. White.

10.27	MPS Group, Inc. Amended and Restated Management Savings Plan.

10.28	Amended and Restated Executive Deferred Compensation Plan.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Form of Power of Attorney.

31.1	Certification of Timothy D. Payne pursuant to Rule 13a-14.

31.2	Certification of Robert P. Crouch pursuant to Rule 13a-14.

32.1	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

MPS GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPS GROUP, INC.

By:	/s/ TIMOTHY D. PAYNE
Timothy D. Payne President and Chief Executive Officer

Date: March 2, 2009

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ TIMOTHY D. PAYNE Timothy D. Payne	President, Chief Executive Officer and Director	March 2, 2009

/s/ ROBERT P. CROUCH Robert P. Crouch	Senior Vice President, Chief Financial Officer, Treasurer, Chief Accounting Officer, and Director	March 2, 2009

/s/ DEREK E. DEWAN Derek E. Dewan	Chairman of the Board	March 2, 2009

/s/ MICHAEL D. ABNEY Michael D. Abney	Director	March 2, 2009

/s/ T. WAYNE DAVIS T. Wayne Davis	Director	March 2, 2009

/s/ ARTHUR B. LAFFER Arthur B. Laffer	Director	March 2, 2009

/s/ WILLIAM M. ISAAC William M. Isaac	Director	March 2, 2009

/s/ JOHN R. KENNEDY John R. Kennedy	Director	March 2, 2009

/s/ DARLA D. MOORE Darla D. Moore	Director	March 2, 2009

/s/ PETER J. TANOUS Peter J. Tanous	Director	March 2, 2009

BY:	/S/ ROBERT P. CROUCH Robert P. Crouch Attorney-in-Fact