Form 10-Q
period 2009-03-31
MPS GROUP INC
filed 2009-05-08
CIK 924646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer    ☒      Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of April 24, 2009:

92,470,115 shares of $0.01 par value common stock

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands except share amounts)	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$115,398	$90,566
Accounts receivable, net of allowance of $18,143 and $20,502, respectively	256,623	282,093
Prepaid expenses	9,489	10,929
Deferred income taxes	3,535	3,508
Other	12,491	9,761

Total current assets	397,536	396,857
Furniture, equipment, and leasehold improvements, net	32,242	34,763
Goodwill, net	293,701	293,275
Deferred income taxes	44,450	49,085
Other assets, net	17,285	21,912

Total assets	$785,214	$795,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$82,514	$86,890
Accrued payroll and related taxes	76,856	83,497
Income taxes payable	—	2,760

Total current liabilities	159,370	173,147
Income taxes payable	7,549	7,458
Credit facility	7,163	7,313
Other	19,719	16,504

Total liabilities	193,801	204,422

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 92,543,939 and 90,841,454 shares issued, respectively	925	908
Additional contributed capital	442,531	440,353
Retained earnings	186,657	185,059
Accumulated other comprehensive loss	(38,700)	(34,850)

Total stockholders’ equity	591,413	591,470

Total liabilities and stockholders’ equity	$785,214	$795,892

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(dollar amounts in thousands except per share amounts)	March 31, 2009	March 31, 2008
Revenue	$429,351	$567,781
Cost of revenue	313,725	405,511

Gross profit	115,626	162,270

Operating expenses:
General and administrative	104,730	124,732
Depreciation and intangibles amortization	4,795	5,571

Total operating expenses	109,525	130,303

Income from operations	6,101	31,967
Other expense, net	(1,107)	(731)

Income before provision for income taxes	4,994	31,236
Provision for income taxes	3,396	12,182

Net income	$1,598	$19,054

Basic net income per common share	$0.02	$0.21

Average common shares outstanding, basic	86,384	92,429

Diluted net income per common share	$0.02	$0.20

Average common shares outstanding, diluted	87,325	93,707

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(dollar amounts in thousands)	2009	2008
Cash flows from operating activities:
Net income	$1,598	$19,054
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,558	5,354
Share-based plans expense	3,565	2,440
Depreciation and intangibles amortization	4,795	5,571
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	23,270	(19,160)
Prepaid expenses and other assets	1,440	(1,378)
Accounts payable and accrued expenses	(8,877)	(10,794)
Accrued payroll and related taxes	(5,879)	8,071
Other, net	5,544	516

Net cash provided by operating activities	30,014	9,674

Cash flows from investing activities:
Proceeds from sale of short-term investments	—	2,500
Purchase of furniture, equipment and leasehold improvements, net of disposals	(1,568)	(4,650)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(1,607)	(8,181)

Net cash used in investing activities	(3,175)	(10,331)

Cash flows from financing activities:
Settlement of share-based awards	(645)	(683)
Repurchases of common stock	—	(40,564)
Repayments on indebtedness	—	(1,350)
Other, net	9	999

Net cash used in financing activities	(636)	(41,598)

Effect of exchange rate changes on cash and cash equivalents	(1,371)	408
Net increase (decrease) in cash and cash equivalents	24,832	(41,847)
Cash and cash equivalents, beginning of period	90,566	105,285

Cash and cash equivalents, end of period	$115,398	$63,438

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands except per share amounts)

1. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by MPS Group, Inc. (“MPS”, “we”, “us”, or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2008.

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

2. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended
(dollar amounts in thousands except per share amounts)	March 31, 2009	March 31, 2008
Basic income per common share computation:
Net income	$1,598	$19,054

Basic average common shares outstanding	86,384	92,429
Incremental shares from assumed exercise of stock options and restricted stock awards	941	1,278

Diluted average common shares outstanding	87,325	93,707

Basic net income per common share	$0.02	$0.21

Diluted net income per common share	$0.02	$0.20

Options to purchase approximately 2.5 million and 389,000 shares of common stock that were outstanding during the three months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares for the respective periods.

3. Commitments and Contingencies

We are a party to a number of lawsuits and claims arising out of the ordinary conduct of our business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on us, our financial position, results of operations, or cash flows, but litigation is subject to inherent uncertainties.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

4. Segment Reporting

We disclose segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) 131, Disclosure About Segments of an Enterprise and Related Information. We have four reportable segments: North American Professional Services, International Professional Services, North American IT Services, and International IT Services. Our reportable segments offer different services, have different client bases, experience differing economic characteristics, and are managed separately as each requires different resources and marketing strategies. Our segment results include the results from acquisitions discussed in Footnote 3 to our Form 10-K for the year ended December 31, 2008. We evaluate segment performance based on revenues, gross profit, and income before provision for income taxes. We do not allocate income taxes, interest or unusual items to the segments. In addition, we do not report total assets by segment.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Footnote 2 to our Form 10-K for the year ended December 31, 2008, and all intersegment sales and transfers are eliminated. In addition, no one customer represents more than 5% of our overall revenue.

The following tables summarize performance, accounts receivable, net, and long-lived assets by segment, and revenue by geographic location:

	Three Months Ended
(dollar amounts in thousands)	March 31, 2009	March 31, 2008
Revenue
North American Professional Services	$151,719	$179,678
International Professional Services	99,801	147,820
North American IT Services	127,307	158,871
International IT Services	50,524	81,412

Total revenue	$429,351	$567,781

Gross profit
North American Professional Services	$42,350	$54,753
International Professional Services	23,873	45,504
North American IT Services	39,680	48,518
International IT Services	9,723	13,495

Total gross profit	$115,626	$162,270

Income before provision for income taxes
North American Professional Services	$7,312	$16,680
International Professional Services	1,686	9,276
North American IT Services	3,388	10,825
International IT Services	1,167	2,585

	13,553	39,366
Corporate expenses (1)	(7,452)	(7,399)
Other expense, net	(1,107)	(731)

Total income before provision for income taxes	$4,994	$31,236

Geographic Areas
Revenue
North American	$279,026	$338,549
International	150,325	229,232

Total revenue	$429,351	$567,781

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

(dollar amounts in thousands)	March 31, 2009	December 31, 2008
Accounts receivable, net
North American Professional Services	$86,710	$91,099
International Professional Services	42,697	47,497
North American IT Services	96,135	104,110
International IT Services	31,081	39,387

Total accounts receivable, net	$256,623	$282,093

Long-lived assets
North American Professional Services	$164,549	$164,103
International Professional Services	51,856	53,463
North American IT Services	83,583	84,128
International IT Services	16,599	16,054

	316,587	317,748
Corporate	9,356	10,290

Total long-lived assets	$325,943	$328,038

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

5. Comprehensive Income

We disclose other comprehensive income in accordance with SFAS 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
(dollar amounts in thousands)	March 31, 2009	March 31, 2008
Net income	$1,598	$19,054
Unrealized gain (loss) on foreign currency translation adjustments (1)	(3,850)	1,368

Comprehensive income (loss)	$(2,252)	$20,422

(1)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

6. Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for 2009 are as follows:

	Professional Services		IT Services		Total
(dollar amounts in thousands)	North American	International	North American	International
Balance as of December 31, 2008	$158,735	$48,039	$72,735	$13,766	$293,275
Acquisitions	739	—	65	1,540	2,344
Effect of foreign currency exchange rates	—	(950)	(138)	(830)	(1,918)

Balance as of March 31, 2009	$159,474	$47,089	$72,662	$14,476	$293,701

We allocated the purchase price of acquisitions in accordance with SFAS 141, Business Combinations. At March 31, 2009 and December 31, 2008, there was $3.3 million and $4.1 million, respectively, of identifiable intangible assets on our Condensed Consolidated Balance Sheets relating to our acquisitions. Identifiable intangible assets relate primarily to the value of the acquired business’ customer relationships and trade names at the acquisition date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “our”, “us”, the “Company,” or “MPS” in this Quarterly Report on Form 10-Q refer to MPS Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in our Form 10-K for the year ended December 31, 2008 in Part I, Item 1A under ‘Risk Factors,’ in Part II, Item 5 under ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities’, and Part II, Item 7 under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’ In some cases, you can identify forward-looking statements by terminology such as ‘may,’ ‘should,’ ‘could,’ ‘expects,’ ‘plans,’ ‘indicates,’ ‘projects,’ ‘anticipates,’ ‘believes,’ ‘estimates,’ ‘appears,’ ‘predicts,’ ‘potential,’ ‘continues,’ ‘can,’ ‘hopes,’ ‘perhaps,’ ‘would,’ ‘seek,’ or ‘become,’ or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part II, Item 7A of our Form 10-K for the year ended December 31, 2008, under ‘Quantitative and Qualitative Disclosures About Market Risk’ as referenced by Item 3 herein should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of MPS may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Executive Summary

We are a leading provider of business services with over 215 offices in the United States, Canada, the United Kingdom, continental Europe, Australia, and Asia. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines, through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark®, Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Healthcare	Soliant Health®
Workforce Automation	Beeline®

We present the financial results of the above brands under our four reporting segments: North American Professional Services, International Professional Services, North American IT Services and International IT Services. The accounting policies of these segments are consistent with those described in Part II, Item 7 under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ to our Form 10-K for the year ended December 31, 2008.

For the quarter ended March 31, 2009, our consolidated revenue decreased 24% and our consolidated operating income decreased 81% compared to the first quarter of the prior year. The demand for our services is highly dependant upon the state of the economy in the markets in which we operate, particularly the United States and the United Kingdom, and upon the staffing needs of our clients. During the first quarter of 2009, we saw a substantial decrease in demand for our services due to the poor macroeconomic conditions in the United States and the United Kingdom. This deterioration was more pronounced in our permanent placement business than in our staffing business. Permanent placement fees decreased 58% from the three months ended March 31, 2008 to the three months ended March 31, 2009, with staffing services revenue decreasing 22% during the same time period. We believe macroeconomic conditions will continue to erode demand for both our permanent placement and staffing services, further decreasing our revenues and profits. However, our ability to provide guidance on future results is made more difficult by the uncertain macroeconomic conditions.

Our results are impacted by fluctuations in foreign currency exchange rates. The British Pound, the main functional currency for our international segments, weakened substantially against the United States Dollar primarily during the fourth quarter of 2008. Although the volatility of the British Pound as measured in United States Dollars was less pronounced during the first quarter of 2009, any future devaluation of the British Pound versus the United States Dollar would have a negative impact on our results.

While our compensation expenses decrease generally in proportion to our revenue as many of our employees are compensated based on revenue production, we have also taken a variety of steps to improve our cost efficiency. These steps have included slowing the hiring of new staff, reducing personnel through attrition and eliminating certain staff positions. If we do not continue to undertake short-term steps to improve our cost efficiency, further revenue declines could have a greater negative impact on our operating income. However, we do not want to take actions that may impede our ability to grow revenue once the economic conditions strengthen.

The following detailed analysis of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and the 2008 Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2008.

Results of Operations for the Three Months Ended March 31, 2009 and 2008—Consolidated

Consolidated revenue was $429.4 million and $567.8 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 24.4%.

Consolidated gross profit was $115.6 million and $162.3 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 28.8%. Consolidated gross margin was 26.9% and 28.6% in the three months ended March 31, 2009 and 2008, respectively.

Consolidated operating expenses were $109.5 million and $130.3 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 16.0%. General and administrative (“G&A”) expenses, which are included in operating expenses, were $104.7 million and $124.7 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 16.0%.

Unallocated corporate expenses, included in consolidated operating expenses, pertain to certain functions such as executive management, accounting, administration, tax, and treasury that are not directly attributable to our operating units. Unallocated corporate expense was $7.5 million and $7.4 million in the three months ended March 31, 2009 and 2008, respectively. As a percentage of revenue, unallocated corporate expense was 1.7% and 1.3% for the three months ended March 31, 2009 and 2008, respectively.

Consolidated operating income was $6.1 million and $32.0 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 80.9%. Operating income as a percentage of revenue was 1.4% and 5.6% for the three months ended March 31, 2009 and 2008, respectively.

Consolidated other expense, net, was $1.1 million and $731,000 in the three months ended March 31, 2009 and 2008, respectively. Other expense, net, primarily includes changes in the cash surrender value of our company-owned life insurance, interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility.

The consolidated income tax provision was $3.4 million and $12.2 million in the three months ended March 31, 2009 and 2008, respectively. The effective tax rate was 68.0% and 39.0% in the three months ended March 31, 2009 and 2008, respectively. The increase in the effective tax rate for the three months ended March 31, 2009 was due primarily to the increased impact of our permanent non-tax deductible items in relation to the decreased level of pre-tax income. If we continue to experience decreased levels of pre-tax income throughout the year, our effective tax rate will remain at an increased level.

Consolidated net income was $1.6 million and $19.1 million in the three months ended March 31, 2009 and 2008, respectively.

Results of Operations for the Three Months Ended March 31, 2009 and 2008—By Business Segment

Professional Services division

North American Professional Services Segment

Revenue in our North American Professional Services segment was $151.7 million and $179.7 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 15.6%. An acquisition completed in 2008 contributed $6.2 million in revenue in the three months ended March 31, 2009. Excluding the impact of this acquisition, revenue for the three months ended March 31, 2009 decreased in all of the North American Professional Services businesses, with the Soliant Health business unit affected least by the weak staffing services demand.

Revenue contribution from the North American Professional Services businesses for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Entegee	43.9%	43.9%
Special Counsel	22.9	26.8
Accounting Principals	11.8	14.2
Soliant Health	21.4	15.1

Gross profit in our North American Professional Services segment was $42.4 million and $54.8 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 22.6%. The aforementioned acquisition contributed $1.7 million in gross profit in the three months ended March 31, 2009. Gross margin in our North American Professional Services segment was 27.9% and 30.5% in the three months ended March 31, 2009 and 2008, respectively. The decrease in gross margin in the three months ended March 31, 2009 was due primarily to a decreased level of permanent placement fees, most notably in the Accounting Principals and Special Counsel business units, and to a lesser extent a decrease in the staffing gross margins in the Special Counsel and Entegee business units. Permanent placement fees, which generate a higher margin, decreased to 3.7% of the segment’s revenue in the three months ended March 31, 2009, from 5.8% in the year earlier period.

G&A expenses in our North American Professional Services segment were $33.9 million and $36.9 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 8.1%. As a percentage of revenue, G&A expenses were 22.3% and 20.5% in the three months ended March 31, 2009 and 2008, respectively. The decrease in G&A expenses for the three months ended March 31, 2009 was due primarily to decreases in compensation expense associated with decreases in revenue, and to a lesser extent decreases in compensation expense resulting from reduced personnel.

Operating income was $7.3 million and $16.7 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 56.3%. Operating income as a percentage of revenue was 4.8% and 9.3% in the three months ended March 31, 2009 and 2008, respectively.

International Professional Services Segment

Revenue in our International Professional Services segment was $99.8 million and $147.8 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 32.5%. Changes in foreign currency exchange rates decreased revenue by $36.2 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. Apart from the effect of changes in foreign currency exchange rates, the decrease in revenue for the three months ended March 31, 2009 was due to the decreased demand for our services.

Gross profit in our International Professional Services segment was $23.9 million and $45.5 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 47.5%. Changes in foreign currency exchange rates decreased gross profit by $8.4 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. Gross margin in our International Professional Services segment was 23.9% and 30.8% in the three months ended March 31, 2009 and 2008, respectively. The decrease in gross margin was due primarily to decreased permanent placement fees, and to a lesser extent a decrease in gross margins from the segment’s staffing services resulting predominantly from the mix of staffing services, as more of our revenue was contributed by public sector clients which carry a lower gross margin than our other clients. Permanent placement fees decreased to 5.5% of the segment’s revenue for the three months ended March 31, 2009, from 11.7% in the year earlier period.

G&A expenses in our International Professional Services segment were $20.8 million and $34.7 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 40.1% in the three months ended March 31, 2009. As a percentage of revenue, G&A expenses were 20.8% and 23.5% in the three months ended March 31, 2009 and 2008, respectively. The decrease in G&A expenses for the three months ended March 31, 2009 was due primarily to changes in foreign currency exchange rates, and decreases in compensation expense related to the decreases in the segment’s revenue and reduced personnel.

Operating income was $1.7 million and $9.3 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 81.7%. Operating income as a percentage of revenue was 1.7% and 6.3% in the three months ended March 31, 2009 and 2008, respectively.

IT Services division

North American IT Services Segment

Revenue in our North American IT Services segment was $127.3 million and $158.9 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 19.9%. Changes in foreign currency exchange rates decreased revenue by $1.6 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. Two acquisitions completed in 2008 contributed $1.1 million in revenue in the three months ended March 31, 2009. Apart from the effect of changes in foreign currency exchange rates, the decrease in revenue for the three months ended March 31, 2009 was due to the decreased demand for our services.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 79.3% and 79.2% of the segment’s revenue for the three months ended March 31, 2009 and 2008, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Gross profit for the North American IT Services segment was $39.7 million and $48.5 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 18.1%. Changes in foreign currency exchange rates decreased gross profit by $321,000 from the three months ended March 31, 2008 to the three months ended March 31, 2009. The aforementioned acquisitions contributed $703,000 in gross profit in the three months ended March 31, 2009. Gross margin in our North American IT Services segment was 31.2% and 30.5% in the three months ended March 31, 2009 and 2008, respectively. The increase in gross margin for the three months ended March 31, 2009 was due to an increase in the percentage of total segment revenue attributable to our Beeline business unit, which generates higher margins than the other business units. Permanent placement fees decreased to 1.2% of the segment’s revenue for the three months ended March 31, 2009, from 1.8% in the year earlier period.

The North American IT Services segment’s G&A expenses were $34.3 million and $35.5 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 3.4%. As a percentage of revenue, G&A expenses were 26.9% and 22.3% in the three months ended March 31, 2009 and 2008, respectively. The decrease in G&A expenses for the three months ended March 31, 2009 was due primarily to decreases in compensation expense related to the decreases in the segment’s revenue and reduced personnel.

Operating income was $3.4 million and $10.8 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 68.5%. Operating income as a percentage of revenue was 2.7% and 6.8% in the three months ended March 31, 2009 and 2008, respectively.

International IT Services Segment

Revenue in our International IT Services segment was $50.5 million and $81.4 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 38.0%. Changes in foreign currency exchange rates decreased revenue by $17.5 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. An acquisition completed in 2008 contributed $3.7 million in revenue in the three months ended March 31, 2009. Apart from the effect of changes in foreign currency exchange rates, the decrease in revenue for the three months ended March 31, 2009 was due to the decreased demand for our services.

Gross profit in our International IT Services segment was $9.7 million and $13.5 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 28.1%. Changes in foreign currency exchange rates decreased gross profit by $3.3 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. The aforementioned acquisition contributed $842,000 in gross profit in the three months ended March 31, 2009. Gross margin in our International IT Services segment was 19.2% and 16.6% in the three months ended March 31, 2009 and 2008, respectively. The increase in gross margin for the three months ended March 31, 2009 was due primarily to the positive margin impact of reduced revenue from certain low-margin clients. Permanent placement fees decreased to 2.6% of the segment’s revenue for the three months ended March 31, 2009, from 2.7% in the year earlier period.

G&A expenses in our International IT Services segment were $8.2 million and $10.3 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 20.4%. As a percentage of revenue, G&A expenses were 16.2% and 12.7% in the three months ended March 31, 2009 and 2008, respectively. The decrease in G&A expenses for the three months ended March 31, 2009 was due primarily to changes in foreign currency exchange rates, and to a lesser extent decreases in compensation expense related to the decreases in the segment’s revenue.

Operating income was $1.2 million and $2.6 million in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 53.8%. Operating income as a percentage of revenue was 2.4% and 3.2% in the three months ended March 31, 2009 and 2008, respectively.

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

In the three months ended March 31, 2009, the $30.0 million of cash provided from operating activities exceeded the cash of $5.2 million used in investing and financing activities and the effect of changes in foreign currency exchange rates. Our net increase in cash in the three months ended March 31, 2009 was due primarily to increased cash collections on trade receivables. In the three months ended March 31, 2008, cash of $51.9 million used in investing and financing activities exceeded the $10.1 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates. Our net decrease in cash in the three months ended March 31, 2008 was due primarily to repurchases of our common stock. The table below highlights working capital and cash and cash equivalents as of March 31, 2009 and December 31, 2008, respectively:

(dollar amounts in millions)	March 31, 2009	December 31, 2008
Working capital	$238.2	$223.7
Cash and cash equivalents	$115.4	$90.6

Operating cash flows

For the three months ended March 31, 2009 and 2008, we generated $30.0 million and $9.7 million of cash flow from operations, respectively. The increase in cash flow from operations was due primarily to increased cash collections on trade receivables. During a period of decreasing revenue, such as we experienced in the first quarter of 2009, the cost and cash outflows associated with our billable employees fall off immediately as we generally pay our billable employees weekly, while we continue to collect receivables from earlier periods, resulting in an acceleration of operating cash flow.

Investing cash flows

For the three months ended March 31, 2009, we used $3.2 million of cash for investing activities, including $1.6 million for consideration on acquisitions completed in earlier periods, and $1.6 million for capital expenditures.

For the three months ended March 31, 2008, we used $10.3 million of cash for investing activities, including $8.2 million for acquisitions, net of cash acquired, and $4.7 million for capital expenditures. Proceeds from the sale of short-term investments generated $2.5 million.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, for the remainder of 2009 will be approximately $8.0 million.

Financing cash flows

For the three months ended March 31, 2009, we used $636,000 of cash for financing activities, consisting primarily of $645,000 for the settlement of share based awards. For the three months ended March 31, 2008, we used $41.6 million of cash for financing activities, consisting primarily of $40.6 million for the repurchase of common stock

Our Board of Directors has authorized certain repurchases of our common stock. From the third quarter of 2002 through December 31, 2008, we have repurchased a total of 27.4 million shares at a cost of $293.2 million under this plan. For the first quarter of 2009, we did not repurchase any shares under this authorization. We have approximately $24.3 million remaining under this authorization as of April 24, 2009. There is no expiration date for this authorization.

Indebtedness of the Company

We have a $250 million revolving credit facility which is syndicated to a group of leading financial institutions and contains certain financial and non-financial covenants relating to our operations. Certain of the financial covenants include the maintenance of financial ratios, of which EBITDA is a main component. Repayment of the credit facility is guaranteed by substantially all of our subsidiaries. The facility expires in November 2011. Subsequent to March 31, 2009 we repaid the $7.2 million balance on our credit facility. As of April 24, 2009, we have no borrowings outstanding under this facility, other than $9.0 million of standby letters of credit for certain operational matters.

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

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A to our Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. There were no material changes to our market risk for the three months ended March 31, 2009.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.

Item 6.	Exhibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.	Description
10.1*	Amended and Restated 2004 Equity Incentive Plan—Form of Director Restricted Stock Agreement.

10.2*	2008 Non-Executive Equity Incentive Plan—Form of Director Restricted Agreement.

31.1*	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2*	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1*	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

*	Copy of Exhibit is filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPS GROUP, INC.

By:	/s/ Robert P. Crouch
Robert P. Crouch Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: May 7, 2009