Form 10-Q
period 2009-06-30
MPS GROUP INC
filed 2009-08-07
CIK 924646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of July 24, 2009:

93,142,942 shares of $0.01 par value common stock

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands except share amounts)	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$124,357	$90,566
Accounts receivable, net of allowance of $18,526 and $20,502, respectively	260,157	282,093
Prepaid expenses	11,696	10,929
Deferred income taxes	3,080	3,508
Other	16,663	9,761

Total current assets	415,953	396,857
Furniture, equipment, and leasehold improvements, net	31,480	34,763
Goodwill, net	302,567	293,275
Deferred income taxes	39,277	49,085
Other assets, net	18,825	21,912

Total assets	$808,102	$795,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$88,854	$86,890
Accrued payroll and related taxes	77,945	83,497
Income taxes payable	—	2,760

Total current liabilities	166,799	173,147
Income taxes payable	7,628	7,458
Credit facility	—	7,313
Other	20,874	16,504

Total liabilities	195,301	204,422

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 93,136,442 and 90,841,454 shares issued, respectively	931	908
Additional contributed capital	443,283	440,353
Retained earnings	189,583	185,059
Accumulated other comprehensive loss	(20,996)	(34,850)

Total stockholders’ equity	612,801	591,470

Total liabilities and stockholders’ equity	$808,102	$795,892

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(dollar amounts in thousands except per share amounts)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue	$417,935	$589,490	$847,286	$1,157,271
Cost of revenue	304,364	418,356	618,089	823,867

Gross profit	113,571	171,134	229,197	333,404

Operating expenses:
General and administrative	102,568	130,789	207,298	255,521
Depreciation and intangibles amortization	4,226	5,524	9,021	11,095

Total operating expenses	106,794	136,313	216,319	266,616

Income from operations	6,777	34,821	12,878	66,788
Other income (expense), net	135	(813)	(972)	(1,544)

Income before provision for income taxes	6,912	34,008	11,906	65,244
Provision for income taxes	3,986	13,263	7,382	25,445

Net income	$2,926	$20,745	$4,524	$39,799

Basic net income per common share	$0.03	$0.23	$0.05	$0.44

Average common shares outstanding, basic	86,529	89,590	86,456	91,010

Diluted net income per common share	$0.03	$0.23	$0.05	$0.43

Average common shares outstanding, diluted	87,960	91,191	87,643	92,449

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(dollar amounts in thousands)	2009	2008
Cash flows from operating activities:
Net income	$4,524	$39,799
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	10,582	12,392
Share-based plans expense	6,832	5,408
Depreciation and intangibles amortization	9,021	11,095
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	30,455	(12,095)
Prepaid expenses and other assets	(767)	(3,305)
Accounts payable and accrued expenses	(14,918)	(15,076)
Accrued payroll and related taxes	(7,907)	6,390
Other, net	7,927	(613)

Net cash provided by operating activities	45,749	43,995

Cash flows from investing activities:
Proceeds from sale of short term investments	—	2,500
Purchase of furniture, equipment and leasehold improvements, net of disposals	(1,939)	(9,244)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(1,574)	(46,104)

Net cash used in investing activities	(3,513)	(52,848)

Cash flows from financing activities:
Settlement of share-based awards	(1,945)	(1,855)
Repurchases of common stock	—	(54,677)
Borrowings on indebtedness	—	29,973
Repayments on indebtedness	(8,977)	(7,078)
Other, net	37	1,260

Net cash used in financing activities	(10,885)	(32,377)

Effect of exchange rate changes on cash and cash equivalents	2,440	733
Net increase (decrease) in cash and cash equivalents	33,791	(40,497)
Cash and cash equivalents, beginning of period	90,566	105,285

Cash and cash equivalents, end of period	$124,357	$64,788

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands except per share amounts)

1. Summary of Significant Accounting Policies

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

Additionally, we have performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.

Cash and Cash Equivalents

Cash and cash equivalents include deposits in banks and money market funds. On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors: Level 1—quoted prices in active markets using identical assets; Level 2—significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs; and Level 3—significant unobservable inputs. Our money market funds are Level 1 fair value measurement financial assets.

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

Goodwill and Other Identifiable Intangible Assets

For acquisitions, we allocate the excess of the cost of the acquisition over the fair market value of the net tangible assets acquired first to identifiable intangible assets, if any, and then to goodwill. SFAS No. 142,

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

Goodwill and Other Intangible Assets, requires us to perform goodwill impairment reviews at least annually, and between tests if an event occurs or circumstances change that would more likely than not reduce the fair-value of a reporting unit below it’s carrying amount. We evaluate goodwill impairment using the two-step process prescribed in SFAS No. 142. In the first step we determine the fair value of each reporting unit using a blend of the discounted cash flow valuation methodology (“DCF”) and a guideline public company valuation methodology. For purposes of this assessment our reporting units are our segments or the operating units one level below our segments. We then compare the fair value to carrying value. If the fair value of the reporting unit exceeds the carrying value of the unit’s net assets, goodwill is not impaired and no further testing is performed.

If, however, a reporting unit’s carrying value exceeds its fair value, we must perform a second impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to its net assets, including identifiable intangible assets, in order to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge. Identifiable intangible assets identified in this second impairment assessment include customer relationships, trade names and developed technology. We utilized income approach analyses to arrive at the fair values of these identifiable intangible assets.

In accordance with SFAS No. 142, we perform valuation testing annually as of October 1 and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We did not incur any goodwill impairment resulting from our valuation testing performed in the fourth quarters of 2007 and 2006. During the first three quarters of 2008, we did not experience significant adverse changes in the business climate that would cause us to accelerate the timing of our valuation testing. During the fourth quarter of 2008, the downturn in the economic conditions in the countries in which we do business, primarily the United States and the United Kingdom, reduced the demand for our services resulting in a significant decrease in our revenues and profits across all of our reporting units. During the latter half of the fourth quarter of 2008, it became apparent that the deterioration of macroeconomic conditions in the United States and the United Kingdom would continue into 2009. As such, we concluded that the acceleration of certain negative trends in sales activities that we were experiencing during the fourth quarter of 2008 would also continue into 2009. In addition, in comparison to the third quarter of 2008 we experienced an approximate 35% decline in our average market capitalization in the fourth quarter of 2008 along with a material decline in the valuations of our market comparable companies. The combination of the deterioration of macroeconomic conditions in the United States and the United Kingdom, which resulted in us updating our financial outlook for each of our reporting units, and the decline in our market capitalization and valuations of our market comparable companies were the primary factors contributing to our goodwill and identifiable intangible assets impairment charge. Our valuation testing considered both the continued economic and market valuation deteriorations that occurred during the fourth quarter. We expect that our revenue and profitability will continue to be significantly less than recent historical levels as long as the current negative economic conditions persist.

Based on the results of our valuation testing performed in the fourth quarter of 2008, we recorded a goodwill and intangible impairment charge of $379.3 million, or $303.4 million net of the related tax benefit. It should be noted that the impairment charge did not negatively impact our liquidity, as the financial covenants within our credit facility exclude this non-cash charge.

As previously mentioned, we use a blended value of a DCF and a guideline public company methodology to arrive at fair value for SFAS No. 142. We have historically utilized a blended value of these two methodologies to arrive at fair value. The details and assumptions used in the DCF and guideline public company valuation methodologies we use for goodwill impairment testing are each discussed in more detail below.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

Discounted Cash Flow Methodology. DCF establishes fair value by estimating the present value of projected future cash flows. Our DCF is prepared from three primary components: (a) our internally prepared five year projections of financial performance; (b) a discount rate; and (c) a terminal value. Assumptions we used in preparing our financial projections and in choosing a discount rate and terminal value are each discussed in more detail below.

•	We prepared five year financial projections for purposes of establishing inputs for the fair value calculations. In those projections we:

•	Assumed the current economic downturn would mirror the most recent economic downturn, which produced several sequential quarters of sequential revenue declines.

•

Assumed the current economic downturn would continue for all reporting units through 2009, followed by a recovery period at a moderate rate of growth starting in 2010. The growth rates from 2010 through 2013 used in our 2008 impairment testing were significantly lower than those utilized in prior years’ impairment testing.

•

Projected greater revenue declines in our IT reporting units than in our Professional reporting units and greater recovery rates from 2010 through 2013 in our Professional reporting units compared to our IT reporting units.

•	Applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels.

•

In our testing we assumed a 3% terminal value to reflect the growth in our business for years beyond our five year financial projections. This is consistent with the terminal value used in the prior year’s impairment testing.

•

The discount rates applied to the projected future cash flows to arrive at the present value are based on a weighted average cost of capital intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discount rates used in our 2008 testing for each reporting unit, which were either 14% or 15%, were developed considering contemporaneous market data including the risk free rate of return on long-term treasury securities, beta indications from guideline companies, the risk associated with investing in similar equity securities, and the cost of debt for issuers of investment grade quality. The discount rates were lower than those used in prior years due to a reduction in risk free market rates and perceived forecast risk, which more than offset an increase in market risk premiums. In addition, the discount rate conclusions were compared to rates published in a third party research report, as a test of reasonableness.

Guideline Public Company Methodology. The guideline public company methodology establishes fair value by comparing us to other similar publicly traded companies on the basis of risk characteristics to determine our risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which may include any factors which are expected to impact future financial performance. The most significant assumptions affecting the guideline public company methodology are the market multiples and control premium. The market multiples we use for each reporting unit are: (a) enterprise value to revenue and (b) enterprise value to EBITDA. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. We utilized a 20% control premium based on indications of premiums paid in transactions of controlling interests in employment services companies in 2007 and 2008.

Consideration of Interim Testing. We regularly monitor business conditions for events that may indicate that the carrying value of each reporting unit exceeds its fair value, in accordance with SFAS No. 142. For the three

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

and six months ended June 30, 2009, we compared the assumptions utilized in our goodwill impairment test conducted during the fourth quarter of 2008 to the operating results of the three and six months ended June 30, 2009, along with expected or projected future operating results. During the first six months of 2009, we saw a substantial decrease in demand for our services due to the poor macroeconomic conditions in the United States and the United Kingdom, the countries in which we primarily do business. The majority of this decrease occurred in the first three months of 2009. This deterioration was more pronounced in our permanent placement business than in our staffing business. The forecasts used in our fourth quarter 2008 goodwill impairment test anticipated these declines. As such, our cash flow and profitability in the three and six months ended June 30, 2009 were substantially consistent with the assumptions utilized in the 2008 goodwill impairment test. In addition, we considered the following factors, the presence of which could indicate potential impairment, and concluded that they did not exist in comparison to the assumptions utilized in our 2008 goodwill impairment test:

•	significant changes to our overall business strategy and allocation of resources within our reporting units;

•	significant adverse change in the business climate; and/or

•	significant decline for a sustained period in our market capitalization relative to our net book value.

For the three and six months ended June 30, 2009, we concluded that given the results of our comparison of operating results and outlook to forecasts utilized in our fourth quarter 2008 goodwill impairment test, it was more likely than not that the fair value of all of our reporting units was greater than their respective carrying values.

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

The provision for income taxes is based on income before taxes as reported in the accompanying Condensed Consolidated Statements of Operations. Deferred tax assets and liabilities are recognized for the expected future

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment includes anticipating future taxable income.

Net Income per Common Share

The consolidated financial statements include ‘basic’ and ‘diluted’ per share information. Basic net income per common share information is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share information is calculated by also considering the impact of potential common stock equivalents on both net income and the weighted average number of common shares outstanding. The weighted average number of common shares used in the basic net income per common share computations was 86.5 million for the three and six months ended June 30, 2009, and 89.6 million and 91.0 million in the three and six months ended June 30, 2008, respectively. The only difference in the computation of basic and diluted net income per common share is the inclusion of 1.4 million and 1.2 million incremental common shares from the assumed exercise of stock options and restricted stock awards for the three and six months ended June 30, 2009, respectively, and 1.6 million and 1.4 million incremental common shares for the three and six months ended June 30, 2008, respectively. See Footnote 2.

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

New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 also requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. Our adoption of SFAS No. 165 during the three months ended June 30, 2009 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals—A Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principals, and establishes the FASB Accounting Standards Codification as the single source of authoritative United States GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have a material effect on our consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

2. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended		Six Months Ended
(dollar amounts in thousands except per share amounts)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Basic income per common share computation:
Net income	$2,926	$20,745	$4,524	$39,799

Basic average common shares outstanding	86,529	89,590	86,456	91,010
Incremental shares from assumed exercise of stock options and restricted stock awards	1,431	1,601	1,187	1,439

Diluted average common shares outstanding	87,960	91,191	87,643	92,449

Basic net income per common share	$0.03	$0.23	$0.05	$0.44

Diluted net income per common share	$0.03	$0.23	$0.05	$0.43

Options to purchase approximately 2.3 million and 308,000 shares of common stock that were outstanding during the three months ended June 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares for the respective periods. For the six months ended June 30, 2009 and 2008, options to purchase approximately 2.4 million and 349,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the aforementioned reason.

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

4. Segment Reporting

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Footnote 1 herein, and all intersegment sales and transfers are eliminated. In addition, no one customer represents more than 5% of our overall revenue.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

The following tables summarize performance, accounts receivable, net, and long-lived assets by segment, and revenue by geographic location:

	Three Months Ended		Six Months Ended
(dollar amounts in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue
North American Professional Services	$141,917	$185,590	$293,636	$365,268
International Professional Services	101,930	153,530	201,731	301,350
North American IT Services	124,243	158,218	251,550	317,089
International IT Services	49,845	92,152	100,369	173,564

Total revenue	$417,935	$589,490	$847,286	$1,157,271

Gross profit
North American Professional Services	$40,893	$58,163	$83,243	$112,916
International Professional Services	23,594	47,945	47,467	93,449
North American IT Services	39,256	49,210	78,936	97,728
International IT Services	9,828	15,816	19,551	29,311

Total gross profit	$113,571	$171,134	$229,197	$333,404

Income before provision for income taxes
North American Professional Services	$7,131	$17,861	$14,443	$34,541
International Professional Services	2,132	9,350	3,818	18,626
North American IT Services	4,662	12,134	8,050	22,959
International IT Services	1,567	3,285	2,734	5,870

	15,492	42,630	29,045	81,996
Corporate expenses (1)	(8,715)	(7,809)	(16,167)	(15,208)
Other income (expense), net	135	(813)	(972)	(1,544)

Total income before provision for income taxes	$6,912	$34,008	$11,906	$65,244

Geographic Areas
Revenue
North American	$266,160	$343,808	$545,186	$682,357
International	151,775	245,682	302,100	474,914

Total revenue	$417,935	$589,490	$847,286	$1,157,271

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

(dollar amounts in thousands)	June 30, 2009	December 31, 2008
Accounts receivable, net
North American Professional Services	$78,815	$91,099
International Professional Services	53,878	47,497
North American IT Services	92,221	104,110
International IT Services	35,243	39,387

Total accounts receivable, net	$260,157	$282,093

Long-lived assets
North American Professional Services	$164,122	$164,103
International Professional Services	58,838	53,463
North American IT Services	84,204	84,128
International IT Services	17,919	16,054

	325,083	317,748
Corporate	8,964	10,290

Total long-lived assets	$334,047	$328,038

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

5. Comprehensive Income

We disclose other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
(dollar amounts in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income	$2,926	$20,745	$4,524	$39,799
Unrealized gain on foreign currency translation adjustments (1)	17,704	2,426	13,854	3,794

Comprehensive income	$20,630	$23,171	$18,378	$43,593

(1)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

6. Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for 2009 are as follows:

	Professional Services		IT Services
(dollar amounts in thousands)	North American	International	North American	International	Total
Balance as of December 31, 2008	$158,735	$48,039	$72,735	$13,766	$293,275
Acquisitions	739	—	65	1,540	2,344
Effect of foreign currency exchange rates	—	(950)	(138)	(830)	(1,918)

Balance as of March 31, 2009	159,474	47,089	72,662	14,476	293,701
Acquisitions	(33)	—	203	293	463
Effect of foreign currency exchange rates	—	7,011	557	835	8,403

Balance as of June 30, 2009	$159,441	$54,100	$73,422	$15,604	$302,567

We allocated the purchase price of acquisitions in accordance with SFAS 141, Business Combinations. At June 30, 2009 and December 31, 2008, there was $2.7 million and $4.1 million, respectively, of identifiable intangible assets on our Condensed Consolidated Balance Sheets relating to our acquisitions. Identifiable intangible assets relate primarily to the value of the acquired business’ customer relationships and trade names at the acquisition date.

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

Allowance for Doubtful Accounts

We regularly monitor and assess our risk of not collecting amounts we are owed by our customers. This evaluation is based upon a variety of factors, including an analysis of amounts current and past due, along with relevant history and facts particular to the customer. Based upon the results of this analysis, we record an allowance for uncollectible accounts for this risk. Our allowance for doubtful accounts, as a percentage of gross accounts receivable was 6.8% and 6.6% as of December 31, 2008 and June 30, 2009, respectively. As of June 30, 2009, a five-percentage point deviation in our allowance for doubtful accounts would have resulted in an increase or decrease to the allowance of $926,000. This analysis requires us to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

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

Impairment of Tangible and Intangible Assets

For acquisitions, we allocate the excess of the cost of the acquisition over the fair market value of the net tangible assets acquired first to identifiable intangible assets, if any, and then to goodwill. SFAS No. 142, Goodwill and Other Intangible Assets, requires us to perform goodwill impairment reviews at least annually, and between tests if an event occurs or circumstances change that would more likely than not reduce the fair-value of a reporting unit below it’s carrying amount. We evaluate goodwill impairment using the two-step process prescribed in SFAS No. 142. In the first step we determine the fair value of each reporting unit using a blend of the DCF and a guideline public company valuation methodology. For purposes of this assessment our reporting units are our segments or the operating units one level below our segments. We then compare the fair value to carrying value. If the fair value of the reporting unit exceeds the carrying value of the unit’s net assets, goodwill is not impaired and no further testing is performed.

If, however, a reporting unit’s carrying value exceeds its fair value, we must perform a second impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to its net assets, including identifiable intangible assets, in order to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge. Identifiable intangible assets identified in this second impairment assessment include customer relationships, trade names and developed technology. We utilized income approach analyses to arrive at the fair values of these identifiable intangible assets.

In accordance with SFAS No. 142, we perform valuation testing annually as of October 1 and between tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We did not incur any goodwill impairment resulting from our valuation testing performed in the fourth quarters of 2007 and 2006. During the first three quarters of 2008, we did not experience significant adverse changes in the business climate that would cause us to accelerate the timing of our valuation testing. During the fourth quarter of 2008, the downturn in the economic conditions in the countries in which we do business, primarily the United States and the United Kingdom, reduced the demand for our services resulting in a significant decrease in our revenues and profits across all of our reporting units. During the latter half of the fourth quarter of 2008, it became apparent that the deterioration of macroeconomic conditions in the United States and the United Kingdom would continue into 2009. As such, we concluded that the acceleration of certain negative trends in sales activities that we were experiencing during the fourth quarter of 2008 would also continue into 2009. In addition, in comparison to the third quarter of 2008 we experienced an approximate 35% decline in our average market capitalization in the fourth quarter of 2008, along with a material decline in the valuations of our market comparable companies. The combination of the deterioration of macroeconomic conditions in the United States and the United Kingdom, which resulted in us updating our financial outlook for each of our reporting units, and the decline in our market capitalization and valuations of our market comparable companies were the primary factors contributing to our goodwill and identifiable intangible assets impairment charge. Our valuation testing considered both the continued economic and market valuation deteriorations that occurred during the fourth quarter. We expect that our revenue and profitability will continue to be significantly less than recent historical levels as long as the current negative economic conditions persist.

Based on the results of our valuation testing performed in the fourth quarter of 2008, we recorded a goodwill and intangible impairment charge of $379.3 million, or $303.4 million net of the related tax benefit. It should be noted that the impairment charge did not negatively impact our liquidity, as the financial covenants within our credit facility exclude this non-cash charge.

The following table summarizes this charge by reporting segment:

(dollar amounts in thousands)	Three Months Ended December 31, 2008
Goodwill and intangible impairment charge
North American Professional Services	$49,928
International Professional Services	94,336
North American IT Services	205,114
International IT Services	29,891

Total goodwill and intangible impairment charge	$379,269

The following table summarizes the carrying amount of goodwill for each of our reporting units as of December 31, 2008. The North American IT Services and the International IT Services segment each have one reporting unit:

(dollar amounts in thousands)	December 31, 2008
Accounting and legal reporting unit	$59,234
Engineering reporting unit	55,533
Healthcare reporting unit	43,968

North American Professional Services	$158,735

UK professional reporting unit	$43,861
Other international professional reporting unit	4,178

International Professional Services	$48,039

North American IT Services	$72,735

International IT Services	$13,766

Balance as of December 31, 2008	$293,275

As previously mentioned, we use a blended value of a DCF and a guideline public company methodology to arrive at fair value for SFAS No. 142. We have historically utilized a blended value of these two methodologies to arrive at fair value. The details and assumptions used in the DCF and guideline public company valuation methodologies we use for goodwill impairment testing are each discussed in more detail below.

Discounted Cash Flow Methodology. DCF establishes fair value by estimating the present value of projected future cash flows. Our DCF is prepared from three primary components: (a) our internally prepared five year projections of financial performance; (b) a discount rate; and (c) a terminal value. Assumptions we used in preparing our financial projections and in choosing a discount rate and terminal value are each discussed in more detail below.

•	We prepared five year financial projections for purposes of establishing inputs for the fair value calculations. In those projections we:

•	Assumed the current economic downturn would mirror the most recent economic downturn, which produced several sequential quarters of sequential revenue declines.

•

Assumed the current economic downturn would continue for all reporting units through 2009, followed by a recovery period at a moderate rate of growth starting in 2010. The growth rates from 2010 through 2013 used in our 2008 impairment testing were significantly lower than those utilized in prior years’ impairment testing.

•

Projected greater revenue declines in our IT reporting units than in our Professional reporting units and greater recovery rates from 2010 through 2013 in our Professional reporting units compared to our IT reporting units.

•	Applied profitability assumptions consistent with each reporting unit’s historical trends at various revenue levels.

•

In our testing we assumed a 3% terminal value to reflect the growth in our business for years beyond our five year financial projections. This is consistent with the terminal value used in the prior year’s impairment testing.

•

The discount rates applied to the projected future cash flows to arrive at the present value are based on a weighted average cost of capital intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discount rates used in our 2008 testing for each reporting unit, which were either 14% or 15%, were developed considering contemporaneous market data including the risk free rate of return on long-term treasury securities, beta indications from guideline companies, the risk associated with investing in similar equity securities, and the cost of debt for issuers of investment grade quality. The discount rates were lower than those used in prior years due to a reduction in risk free market rates and perceived forecast risk, which more than offset an increase in market risk premiums. In addition, the discount rate conclusions were compared to rates published in a third party research report, as a test of reasonableness.

Guideline Public Company Methodology. The guideline public company methodology establishes fair value by comparing us to other similar publicly traded companies on the basis of risk characteristics to determine our risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which may include any factors which are expected to impact future financial performance. The most significant assumptions affecting the guideline public company methodology are the market multiples and control premium. The market multiples we use for each reporting unit are: (a) enterprise value to revenue and (b) enterprise value to EBITDA. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. We utilized a 20% control premium based on indications of premiums paid in transactions of controlling interests in employment services companies in 2007 and 2008.

Sensitivity Analysis. In our engineering and healthcare reporting units, the fair value as determined in the first step of our goodwill impairment testing exceeded their respective carrying values. In order to evaluate the sensitivity of the fair value calculations on our goodwill impairment testing, we applied hypothetical decreases to these two units’ fair values. We determined that hypothetical decreases in fair value of at least 49% and 15% would be required before the engineering and healthcare reporting units, respectively, would have a carrying value in excess of its fair value. As part of this goodwill impairment testing for the healthcare reporting unit, we assumed a cumulative annual cash flow growth rate of approximately 3% from 2010 through 2013. In order for the fair value of this reporting unit to decrease by at least 15%, we would need to have a negative cumulative annual cash flow growth rate of approximately 3% from 2010 through 2013.

We performed a sensitivity analysis of the assumptions utilized in our fourth quarter 2008 goodwill impairment test for our North American IT Services reporting unit, the Accounting and legal reporting unit of our North American Professional Services segment, and the UK reporting unit of our International Professional Services segment. The following table summarizes the additional impairment we would have had on each of these reporting units if, separately, the discount rate increased by 1%, and the revenue growth and profitability growth rates decreased by 1%:

	Approximate Increase to Impairment Charge
(amounts in thousands)	North American IT Services	Accounting and Legal	UK Professional Services
Discount rate increased by 1%	$10,260	$6,660	$7,080
Revenue growth rate decreased by 1%	$3,840	$2,760	$3,120
Profitability growth rate decreased by 1%	$6,060	$4,320	$6,780

Consideration of Interim Testing. We regularly monitor business conditions for events that may indicate that the carrying value of each reporting unit exceeds its fair value, in accordance with SFAS No. 142. For the three and six months ended June 30, 2009, we compared the assumptions utilized in our goodwill impairment test conducted during the fourth quarter of 2008 to the operating results of the three and six months ended June 30, 2009, along with expected or projected future operating results. During the three and six months ended June 30, 2009, we saw a substantial decrease in demand for our services due to the poor macroeconomic conditions in the United States and the United Kingdom, the countries in which we primarily do business. The majority of this decrease occurred in the first three months of 2009. This deterioration was more pronounced in our permanent placement business than in our staffing business. The forecasts used in our fourth quarter 2008 goodwill impairment test anticipated these declines. As such, our cash flow and profitability in the three and six months ended June 30, 2009 were substantially consistent with the assumptions utilized in the 2008 goodwill impairment test. In addition, we considered the following factors, the presence of which could indicate potential impairment, and concluded that they did not exist in comparison to the assumptions utilized in our 2008 goodwill impairment test:

•	significant changes to our overall business strategy and allocation of resources within our reporting units;

•	significant adverse change in the business climate; and/or

•	significant decline for a sustained period in our market capitalization relative to our net book value.

For the three and six months ended June 30, 2009, we concluded that given the results of our comparison of operating results and outlook to forecasts utilized in our fourth quarter 2008 goodwill impairment test, it was more likely than not that the fair value of all of our reporting units was greater than their respective carrying values.

As previously mentioned, the process of evaluating goodwill for impairment involves the determination of the fair values of our reporting units. Inherent in such fair value determinations are significant judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding whether remaining goodwill is impaired could change and result in an additional goodwill and intangible impairment charge, which could have a material effect on our consolidated financial position or results of operations. However, it should be noted that since such impairment charges are non-cash charges and the financial covenants of our credit facility exclude this non-cash charge in calculating the availability of borrowings from our facility, we would not expect such an additional charge to have an adverse affect on our liquidity. Additional information on Goodwill can be found in Footnote 6 to the Condensed Consolidated Financial Statements.

We amortize the cost of identifiable intangible assets (either through acquisition or as part of our internally generated intellectual property) over their estimated useful lives, unless such lives are deemed indefinite. We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment charge is recognized. Otherwise, an impairment charge is not recognized. Measurement of an impairment charge for long-lived assets and identifiable intangibles would be based on the fair value of the asset. Included in the aforementioned goodwill and intangible impairment charge was a $2.5 million impairment charge to identifiable intangible assets.

Share-Based Compensation

Under our employee and director share-based compensation plans, participants have received or may receive grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance shares. For 2009, we have solely utilized restricted stock for our share-based awards. Historically, we have utilized both restricted stock and stock options.

Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, using the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006; accordingly, prior periods have not been restated. SFAS 123R requires the recognition of expense only for awards that are expected to vest, rather than recording forfeitures when they occur as previously permitted. Our forfeiture rates are based mainly upon historical share-based compensation cancellations. However, if the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $30,000 increase or decrease in compensation expense related to restricted stock for the quarter ended June 30, 2009.

New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 also requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. Our adoption of SFAS No. 165 during the three months ended June 30, 2009 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals—A Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principals, and establishes the FASB Accounting Standards Codification as the single source of authoritative United States GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have a material effect on our consolidated financial statements.

Executive Summary

We are a leading provider of business services with over 210 offices in the United States, Canada, the United Kingdom, continental Europe, Australia, and Asia. We deliver specialty staffing, consulting and business solutions to virtually all industries in the following disciplines, through the following primary brands:

Discipline	Brand(s)
Information Technology (IT) Services	Modis®
Accounting and Finance	Badenoch & Clark®, Accounting Principals®
Engineering	Entegee®
Legal	Special Counsel®
IT Solutions	Idea Integration®
Healthcare	Soliant Health®
Workforce Automation	Beeline®

We present the financial results of the above brands under our four reporting segments: North American Professional Services, International Professional Services, North American IT Services and International IT Services. The accounting policies of these segments are consistent with those described herein as Critical Accounting Policies.

The following detailed analysis of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the 2008 Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2008.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008—Consolidated

The following tables summarize our consolidated results of operations:

	Three Months Ended
(amounts in thousands)	June 30, 2009	June 30, 2008	Increase/ (Decrease)
Revenue	$417,935	$589,490	(29.1%)
Gross profit	$113,571	$171,134	(33.6%)
Gross margin	27.2%	29.0%	(1.8%)
General and Administrative (included in Total operating expenses)	$102,568	$130,789	(21.6%)
Unallocated corporate expenses (included in Total operating expenses)	$8,715	$7,809	11.6%
Unallocated corporate expenses as a percentage of revenue	2.1%	1.3%	0.8%
Total operating expenses	$106,794	$136,313	(21.7%)
Income from operations	$6,777	$34,821	(80.5%)
Income from operations as a percentage of revenue	1.6%	5.9%	(4.3%)
Other income (expense), net	$135	$(813)
Provision for income taxes	$3,986	$13,263	(69.9%)
Effective tax rate	57.7%	39.0%	18.7%
Net income	$2,926	$20,745	(85.9%)

	Six Months Ended
(amounts in thousands)	June 30, 2009	June 30, 2008	Increase/ (Decrease)
Revenue	$847,286	$1,157,271	(26.8%)
Gross profit	$229,197	$333,404	(31.3%)
Gross margin	27.1%	28.8%	(1.7%)
General and administrative (included in Total operating expenses)	$207,298	$255,521	(18.9%)
Unallocated corporate expenses (included in Total operating expenses)	$16,167	$15,208	6.3%
Unallocated corporate expenses as a percentage of revenue	1.9%	1.3%	.6%
Total operating expenses	$216,319	$266,616	(18.9%)
Income from operations	$12,878	$66,788	(80.7%)
Income from operations as a percentage of revenue	1.5%	5.8%	(4.3%)
Other income (expense), net	$(972)	$(1,544)
Provision for income taxes	$7,382	$25,445	(71.0%)
Effective tax rate	62.0%	39.0%	23%
Net income	$4,524	$39,799	(88.6%)

For the quarter ended June 30, 2009, our consolidated revenue decreased 29% and our consolidated operating income decreased 81%, compared to the second quarter of the prior year. The demand for our services is highly dependent upon the state of the economy in the markets in which we operate, particularly the United States and the United Kingdom, and upon the staffing needs of our clients. During the first six months of 2009, we saw a substantial decrease in demand for our services due to the poor macroeconomic conditions in the United States and the United Kingdom, the countries in which we primarily do business. The majority of this decrease occurred in the first three months of 2009. This deterioration was more pronounced in our permanent placement business than in our staffing business. Permanent placement fees decreased 62% from the three months ended June 30, 2008 to the three months ended June 30, 2009, with staffing services revenue decreasing 27% during the same time period. We believe macroeconomic conditions will continue to erode demand for both our permanent placement and staffing services, further decreasing our revenues and profits. However, our ability to provide guidance on future results is made more difficult by the uncertain macroeconomic conditions.

Our results are impacted by fluctuations in foreign currency exchange rates. The British Pound, the main functional currency for our international segments, weakened substantially against the United States Dollar, primarily during the fourth quarter of 2008. Although the value of the British Pound versus the United States Dollar increased in the three months ended June 30, 2009, the average exchange rate for the second quarter of 2009 was still approximately 23% lower than the average exchange rate for the second quarter of 2008. Additionally, any future devaluation of the British Pound versus the United States Dollar would have a negative impact on our results.

While our compensation expenses decrease generally in proportion to our revenue as many of our employees are compensated based on revenue production, we have additionally taken a variety of steps to improve our cost efficiency. These steps have included slowing the hiring of new staff, reducing personnel through attrition and eliminating certain staff positions. For example, we have reduced our staff headcount by approximately 17% from the second quarter of 2008 to the second quarter of 2009. If we do not continue to undertake short term steps to improve our cost efficiency, further revenue declines could have a greater negative impact on our operating income. However, we must strive to refrain from actions that may impede our ability to grow revenue once the economic conditions strengthen.

Unallocated corporate expenses, included in consolidated operating expenses, pertain to certain functions such as executive management, accounting, administration, tax and treasury that are not directly attributable to our operating units.

Other income (expense), net, primarily includes changes in the cash surrender value of our company-owned life insurance, interest income related to our investments and cash on hand, net of interest expense related to notes issued in connection with acquisitions and fees and interest on our credit facility.

The increase in the effective tax rate for the three and six months ended June 30, 2009 was due primarily to the increased impact of our permanent non-tax deductible items in relation to the decreased level of pre-tax income. If we continue to experience decreased levels of pre-tax income throughout the year, our effective tax rate will remain at an increased level.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008—By Business Segment

Professional Services Division

North American Professional Services Segment

The following tables summarize the results of operations of our North American Professional Services Segment:

	Three Months Ended
(amounts in thousands)	June 30, 2009	June 30, 2008	Increase/ (Decrease)
Revenue	$141,917	$185,590	(23.5%)
Gross profit	$40,893	$58,163	(29.7%)
Gross margin	28.8%	31.3%	(2.5%)
General and administrative	$32,731	$38,948	(16.0%)
General and administrative as a percentage of revenue	23.1%	21.0%	2.1%
Income from operations	$7,131	$17,861	(60.1%)
Income from operations as a percentage of revenue	5.0%	9.6%	(4.6%)

	Six Months Ended
(amounts in thousands)	June 30, 2009	June 30, 2008	Increase/ (Decrease)
Revenue	$293,636	$365,268	(19.6%)
Gross profit	$83,243	$112,916	(26.3%)
Gross margin	28.3%	30.9%	(2.6%)
General and administrative	$66,661	$75,843	(12.1%)
General and administrative as a percentage of revenue	22.7%	20.8%	1.9%
Income from operations	$14,443	$34,541	(58.2%)
Income from operations as a percentage of revenue	4.9%	9.5%	(4.6%)

An acquisition completed in 2008 contributed $4.2 million and $10.4 million in revenue in the three and six months ended June 30, 2009, respectively. Excluding the impact of this acquisition, revenue for the three and six months ended June 30, 2009 decreased in all of the North American Professional Services businesses due to weaker staffing services demand.

Revenue contribution from the North American Professional Services businesses for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Entegee	40.7%	43.8%	42.3%	43.8%
Special Counsel	25.0	26.6	24.0	26.7
Accounting Principals	12.9	13.6	12.3	13.9
Soliant Health	21.4	16.0	21.4	15.6

The aforementioned acquisition contributed $1.2 million and $2.9 million in gross profit in the three and six months ended June 30, 2009, respectively. The decrease in gross margin in the three and six months ended June 30, 2009 was due primarily to a decreased level of permanent placement fees, most notably in the Accounting Principals and Special Counsel business units, and to a lesser extent a decrease in the staffing gross margins in the Accounting Principals, Special Counsel, and Entegee business units. For the three and six months ended June 30, 2009, respectively, approximately 210 basis points and 180 basis points of the gross margin decrease was due to the decreased level of permanent placement fees. Permanent placement fees decreased to 3.7% of the segment’s revenue for the three months ended June 30, 2009, from 6.5% in the year earlier period, and decreased to 3.7% of the segment’s revenue for the six months ended June 30, 2009, from 6.1% in the year earlier period.

The decrease in G&A expenses for the three and six months ended June 30, 2009 was due primarily to a combination of decreases in compensation expense associated with decreases in revenue and decreases in compensation expense resulting from reduced personnel.

International Professional Services Segment

The following tables summarize the results of operations of our International Professional Services Segment:

	Three Months Ended
(amounts in thousands)	June 30, 2009	June 30, 2008	Increase/ (Decrease)
Revenue	$101,930	$153,530	(33.6%)
Gross profit	$23,594	$47,945	(50.8%)
Gross margin	23.1%	31.2%	(8.1%)
General and administrative	$20,585	$37,282	(44.8%)
General and administrative as a percentage of revenue	20.2%	24.3%	(4.1%)
Income from operations	$2,132	$9,350	(77.2%)
Income from operations as a percentage of revenue	2.1%	6.1%	(4.0%)

	Six Months Ended
(amounts in thousands)	June 30, 2009	June 30, 2008	Increase/ (Decrease)
Revenue	$201,731	$301,350	(33.1%)
Gross profit	$47,467	$93,449	(49.2%)
Gross margin	23.5%	31.0%	(7.5%)
General and administrative	$41,427	$71,932	(42.4%)
General and administrative as a percentage of revenue	20.5%	23.9%	(3.4%)
Income from operations	$3,818	$18,626	(79.5%)
Income from operations as a percentage of revenue	1.9%	6.2%	(4.3%)

Changes in foreign currency exchange rates decreased revenue by $29.2 million and $65.3 million, from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009, respectively. Apart from the effect of changes in foreign currency exchange rates, the decrease in revenue for the three and six months ended June 30, 2009 was due to the decreased demand for our services.

Changes in foreign currency exchange rates decreased gross profit by $6.6 million and $14.9 million from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009, respectively. The decrease in gross margin for the three and six months ended June 30, 2009 was due primarily to decreased permanent placement fees, and to a lesser extent a decrease in gross margins from the segment’s staffing services, resulting predominantly from the mix of staffing services, as more of our revenue was contributed by public sector clients which carry a lower gross margin than our other clients. For the three and six months ended June 30, 2009, respectively, approximately 540 basis points and 520 basis points of the gross margin decrease was due to the decreased level of permanent placement fees. Permanent placement fees decreased to 6.0% of the segment’s revenue for the three months ended June 30, 2009, from 12.5% in the year earlier period, and decreased to 5.7% of the segment’s revenue for the six months ended June 30, 2009, from 12.1% in the year earlier period.

The decrease in G&A expenses for the three and six months ended June 30, 2009, was due primarily to decreases in compensation expense related to decreases in the segment’s revenue and reduced personnel, and a lesser extent to changes in foreign currency exchange rates.

IT Services Division

North American IT Services Segment

The following tables summarize the results of operations of our North American IT Services Segment:

	Three Months Ended
(amounts in thousands)	June 30, 2009	June 30, 2008	Increase/ (Decrease)
Revenue	$124,243	$158,218	(21.5%)
Gross profit	$39,256	$49,210	(20.2%)
Gross margin	31.6%	31.1%	0.5%
General and administrative	$32,598	$34,825	(6.4%)
General and administrative as a percentage of revenue	26.2%	22.0%	4.2%
Income from operations	$4,662	$12,134	(61.6%)
Income from operations as a percentage of revenue	3.8%	7.7%	(3.9%)

	Six Months Ended
(amounts in thousands)	June 30, 2009	June 30, 2008	Increase/ (Decrease)
Revenue	$251,550	$317,089	(20.7%)
Gross profit	$78,936	$97,728	(19.2%)
Gross margin	31.4%	30.8%	0.6%
General and administrative	$66,867	$70,295	(4.9%)
General and administrative as a percentage of revenue	26.6%	22.2%	4.4%
Income from operations	$8,050	$22,959	(64.9%)
Income from operations as a percentage of revenue	3.2%	7.2%	(4.0%)

Changes in foreign currency exchange rates decreased revenue by $1.2 million and $2.8 million, from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009, respectively. One acquisition completed in 2008 contributed $894,000 in revenue in the three months ended June 30, 2009, and two acquisitions completed in 2008 contributed $2.0 million in revenue in the six months ended June 30, 2009. Apart from the effect of changes in foreign currency exchange rates, the decrease in revenue for the three and six months ended June 30, 2009 was due to the decreased demand for our services.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 80.0% and 78.2% of the segment’s revenue for the three months ended June 30, 2009 and 2008, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Changes in foreign currency exchange rates decreased gross profit by $235,000 and $553,000, from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009, respectively. The aforementioned acquisitions completed in 2008 contributed $384,000 and $1.1 million in gross profit in the three and six months ended June 30, 2009, respectively. The increase in gross margin for the three months ended June 30, 2009 was due primarily to increased gross margins from Modis staffing services, and to a lesser extent to increased margins from the Beeline and Idea Integration business units. The increase in gross margin for the six months ended June 30, 2009 was due primarily to an increase in the percentage of total segment revenue attributable to our Beeline business unit, which generates higher margins than the other business units. Permanent placement fees decreased to .9% of the segment’s revenue for the three months ended June 30, 2009, from 1.7% in the year earlier period, and decreased to 1.1% of the segment’s revenue for the six months ended June 30, 2009, from 1.7% in the year earlier period.

The decrease in the segment’s G&A expenses for the three and six months ended June 30, 2009 was due primarily to decreases in compensation expense related to the decreases in the segment’s revenue and reduced personnel.

International IT Services Segment

The following tables summarize the results of operations of our International IT Services Segment:

	Three Months Ended
(amounts in thousands)	June 30, 2009	June 30, 2008	Increase/ (Decrease)
Revenue	$49,845	$92,152	(45.9%)
Gross profit	$9,828	$15,816	(37.9%)
Gross margin	19.7%	17.2%	2.5%
General and administrative	$7,939	$11,925	(33.4%)
General and administrative as a percentage of revenue	15.9%	12.9%	3.0%
Income from operations	$1,567	$3,285	(52.3%)
Income from operations as a percentage of revenue	3.1%	3.6%	(0.5%)

	Six Months Ended
(amounts in thousands)	June 30, 2009	June 30, 2008	Increase/ (Decrease)
Revenue	$100,369	$173,564	(42.2%)
Gross profit	$19,551	$29,311	(33.3%)
Gross margin	19.5%	16.9%	2.6%
General and administrative	$16,176	$22,242	(27.3%)
General and administrative as a percentage of revenue	16.1%	12.8%	3.3%
Income from operations	$2,734	$5,870	(53.4%)
Income from operations as a percentage of revenue	2.7%	3.4%	(0.7%)

Changes in foreign currency exchange rates decreased revenue by $13.7 million and $31.0 million, from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009, respectively. An acquisition completed in 2008 contributed $1.1 million and $4.8 million in revenue in the three and six months ended June 30, 2009. Apart from the effect of changes in foreign currency exchange rates, the decrease in revenue for the three and six months ended June 30, 2009 was due to the decreased demand for our services.

Changes in foreign currency exchange rates decreased gross profit by $2.6 million and $5.8 million, from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009, respectively. The aforementioned acquisition contributed $280,000 and $1.1 million in gross profit in the three and six months ended June 30, 2009, respectively. The increase in gross margin for the three and six months ended June 30, 2009 was due to increased gross margins on the segment’s staffing services resulting from a mix shift in client revenue. Permanent placement fees decreased to 2.4% of the segment’s revenue for the three months ended June 30, 2009, from 2.8% in the year earlier period, and decreased to 2.5% of the segment’s revenue for the six months ended June 30, 2009, from 2.7% in the year earlier period.

The decrease in G&A expenses in the three months ended June 30, 2009 was due primarily to decreases in compensation expense related to the decreases in the segment’s revenue and reduced personnel, and to a lesser extent changes in foreign currency exchange rates. The decrease in G&A expenses in the six months ended June 30, 2009 was due primarily to changes in foreign currency exchange rates, and to a lesser extent decreases in compensation expense related to the decreases in the segment’s revenue and reduced personnel.

Liquidity and Capital Resources

Overview

We intend to generate stockholder value through strategic investments in our existing businesses, acquisitions and stock repurchases, as appropriate. Changes to our liquidity have historically been due primarily to the net effect of: (i) funds generated by operations; and (ii) funds used for acquisitions, repurchases of common stock and capital expenditures. While there can be no assurances in this regard, we believe that funds provided by operations, our current cash balances, and borrowings available to us under our existing credit facility will be sufficient to meet our presently anticipated needs for working capital, capital expenditures, repurchases of common stock and acquisitions for at least the next twelve months.

In the six months ended June 30, 2009, the $48.2 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates exceeded the $14.4 million used in investing and financing activities. Our net increase in cash in the six months ended June 30, 2009 was due primarily to increased cash collections on trade receivables. In the six months ended June 30, 2008, cash of $85.2 million used in investing and financing activities exceeded the $44.7 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates. Our net decrease in cash in the six months ended June 30, 2008 was due primarily to repurchases of our common stock and acquisitions. The table below highlights working capital and cash and cash equivalents as of June 30, 2009 and December 31, 2008, respectively:

(dollar amounts in millions)	June 30, 2009	December 31, 2008
Working capital	$249.2	$223.7
Cash and cash equivalents	$124.4	$90.6

Operating cash flows

For the six months ended June 30, 2009 and 2008, we generated $45.7 million and $44.0 million of cash flow from operations, respectively. The increase in cash flow from operations was due primarily to increased cash collections on trade receivables. During a period of decreasing revenue, such as we experienced in the first half of 2009, the cost and cash outflows associated with our billable employees decline immediately with the decline in weekly payroll associated with our billable employees, while we continue to collect receivables from earlier periods, resulting in an acceleration of operating cash flow.

Investing cash flows

For the six months ended June 30, 2009, we used $3.5 million of cash for investing activities, including $1.6 million for consideration on acquisitions completed in earlier periods, and $1.9 million for capital expenditures.

For the six months ended June 30, 2008, we used $52.8 million of cash for investing activities, including $46.1 million for acquisitions, net of cash acquired, and $9.2 million for capital expenditures.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, for the remainder of 2009 will be approximately $5.0 million.

Financing cash flows

For the six months ended June 30, 2009, we used $10.9 million of cash for financing activities, consisting primarily of $7.3 million for the repayment of borrowings on our revolving credit facility, $1.9 million for the settlement of share based awards and $1.6 million used for the repayment of acquisition related notes.

For the six months ended June 30, 2008, we used $32.4 million of cash for financing activities, consisting primarily of $54.7 million for the repurchase of common stock and $7.1 million used for the repayment of acquisition related notes, net of $30.0 million borrowed from our revolving credit facility.

Our Board of Directors has authorized certain repurchases of our common stock. From the third quarter of 2002 through December 31, 2008, we have repurchased a total of 27.4 million shares at a cost of $293.2 million under this plan. For the three and six months ended June 30, 2009, we did not repurchase any shares under this authorization. We have approximately $24.3 million remaining under this authorization as of July 24, 2009. There is no expiration date for this authorization.

Indebtedness of the Company

We have a $250 million revolving credit facility which is syndicated to a group of leading financial institutions and contains certain financial and non-financial covenants relating to our operations. Certain of the financial covenants include the maintenance of financial ratios, of which EBITDA is a main component. Because our EBITDA levels have decreased in recent quarters, the amount of available borrowings under this facility has also decreased. We had approximately $220 million of borrowing capacity available under this facility as of June 30, 2009. We expect the availability of borrowings under this facility to decrease in the third quarter, as EBITDA is expected to remain at these decreased levels. Repayment of the credit facility is guaranteed by substantially all of our subsidiaries. The facility expires in November 2011. As of July 24, 2009, we have no borrowings outstanding under this facility, other than $9.3 million of standby letters of credit for certain operational matters.

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

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A to our Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. There were no material changes to our market risk for the three and six months ended June 30, 2009.

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

Issuer Repurchases of Equity Securities

Our Board of Directors has authorized certain repurchases of our common stock. From the third quarter of 2002 through December 31, 2008, we have repurchased a total of 27.4 million shares at a cost of $293.2 million under this plan. For the three and six months ended June 30, 2009, we did not repurchase any shares under this authorization. We have approximately $24.3 million remaining under this authorization as of July 24, 2009. There is no expiration date for this authorization. The following table sets forth information about our common stock repurchases, as well as shares acquired in satisfaction of tax withholding obligations relating to equity awards, for the three months ended June 30, 2009.

Period(1)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2009 to April 30, 2009	75,824	(2)	$—	—	$24,311,305
May 1, 2009 to May 31, 2009	20,090	(2)	—	—	24,311,305
June 1, 2009 to June 30, 2009	69,483	(2)	—	—	24,311,305

Total	165,397		$—	—	$24,311,305

(1)	Based on trade date, not settlement date.

(2)	Shares of restricted stock delivered by directors and employees to us, upon vesting, to satisfy tax withholding requirements.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 15, 2009. Proxies were solicited from shareholders of record as of March 26, 2009, and filed on the close of business on April 20, 2009. On March 26, 2009, there were 92,503,986 shares outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, the following proposals were submitted to a shareholder vote:

1.	Approval of a proposal to elect the following individuals as directors of the Company:

Name	For	Withhold Authority
Derek E. Dewan	84,970,200	3,666,959
Timothy D. Payne	85,648,400	2,988,759
Peter J. Tanous	85,680,054	2,957,105
T. Wayne Davis	51,988,935	36,648,224
John R. Kennedy	59,242,576	29,394,583
Michael D. Abney	85,674,355	2,962,804
William M. Issac	86,122,606	2,514,553
Darla D. Moore	59,249,895	29,387,264
Arthur B. Laffer	59,243,554	29,393,605
Robert P. Crouch	77,485,307	11,151,852

2.	Approval of material terms for performance-based awards for executive officers under the Company’s Executive Annual Incentive Plan:

For	Against	Abstain	Non-Votes
85,061,715	2,820,675	754,769	0

3.	Ratification of the appointment of PricewaterhouseCoopers LLP to serve as the independent registered certified public accounting firm for the Company for the fiscal year ending December 31, 2009:

For	Against	Abstain	Non-Votes
88,091,224	527,899	18,035	0

Item 6.	Exhibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.	Description

10.1*	Executive Employment Agreement with Jon D. Kerner

10.2*	Executive Annual Incentive Plan

31.1*	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2*	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1*	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

*	Copy of Exhibit is filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there onto duly authorized.

MPS GROUP, INC.

By:	/s/ Robert P. Crouch
Robert P. Crouch Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: August 7, 2009