Form 10-Q
period 2009-09-30
MPS GROUP INC
filed 2009-10-29
CIK 924646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of October 19, 2009:

93,171,388 shares of $0.01 par value common stock

MPS Group, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands except share amounts)	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$152,848	$90,566
Accounts receivable, net of allowance of $17,491 and $20,502, respectively	259,220	282,093
Prepaid expenses	10,998	10,929
Deferred income taxes	2,503	3,508
Other	18,610	9,761

Total current assets	444,179	396,857
Furniture, equipment, and leasehold improvements, net	29,416	34,763
Goodwill, net	302,543	293,275
Deferred income taxes	34,387	49,085
Other assets, net	18,076	21,912

Total assets	$828,601	$795,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$89,756	$86,890
Accrued payroll and related taxes	89,039	83,497
Income taxes payable	—	2,760

Total current liabilities	178,795	173,147
Income taxes payable	7,307	7,458
Credit facility	—	7,313
Other	21,261	16,504

Total liabilities	207,363	204,422

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 93,153,521 and 90,841,454 shares issued, respectively	932	908
Additional contributed capital	446,955	440,353
Retained earnings	195,035	185,059
Accumulated other comprehensive loss	(21,684)	(34,850)

Total stockholders’ equity	621,238	591,470

Total liabilities and stockholders’ equity	$828,601	$795,892

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands except per share amounts)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue	$407,771	$577,484	$1,255,057	$1,734,755
Cost of revenue	298,356	413,390	916,445	1,237,257

Gross profit	109,415	164,094	338,612	497,498

Operating expenses:
General and administrative	96,886	129,237	304,184	384,758
Depreciation and intangibles amortization	4,082	5,677	13,103	16,772

Total operating expenses	100,968	134,914	317,287	401,530

Income from operations	8,447	29,180	21,325	95,968
Other income (expense), net	1,573	(2,715)	601	(4,259)

Income before provision for income taxes	10,020	26,465	21,926	91,709
Provision for income taxes	4,568	9,257	11,950	34,702

Net income	$5,452	$17,208	$9,976	$57,007

Basic net income per common share	$0.06	$0.19	$0.12	$0.63

Average common shares outstanding, basic	86,473	88,459	86,462	90,159

Diluted net income per common share	$0.06	$0.19	$0.11	$0.62

Average common shares outstanding, diluted	89,199	90,315	88,161	91,738

See accompanying notes to unaudited condensed consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(dollar amounts in thousands)	2009	2008
Cash flows from operating activities:
Net income	$9,976	$57,007
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	15,985	15,399
Share-based plans expense	10,493	8,483
Depreciation and intangibles amortization	13,103	16,772
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	29,252	(20,426)
Prepaid expenses and other assets	(69)	(1,693)
Accounts payable and accrued expenses	(13,049)	(2,604)
Accrued payroll and related taxes	3,829	11,667
Other, net	6,002	334

Net cash provided by operating activities	75,522	84,939

Cash flows from investing activities:
Proceeds from sale of short term investments	—	2,500
Purchase of furniture, equipment and leasehold improvements, net of disposals	(3,741)	(13,467)
Purchase of businesses, including additional consideration on acquisitions, net of cash acquired	(1,574)	(51,110)

Net cash used in investing activities	(5,315)	(62,077)

Cash flows from financing activities:
Settlement of share-based awards	(1,980)	(1,855)
Repurchases of common stock	—	(64,407)
Borrowings on indebtedness	—	29,973
Repayments on indebtedness	(8,977)	(28,078)
Other, net	263	2,453

Net cash used in financing activities	(10,694)	(61,914)

Effect of exchange rate changes on cash and cash equivalents	2,769	(2,687)
Net increase (decrease) in cash and cash equivalents	62,282	(41,739)
Cash and cash equivalents, beginning of period	90,566	105,285

Cash and cash equivalents, end of period	$152,848	$63,546

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

Additionally, we have performed an evaluation of subsequent events through October 28, 2009.

Cash and Cash Equivalents

Cash and cash equivalents include deposits in banks and money market funds. On January 1, 2008, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) related to the fair value measurement of financial assets and liabilities. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands the disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors: Level 1—quoted prices in active markets using identical assets; Level 2—significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs; and Level 3—significant unobservable inputs. Our money market funds are Level 1 fair value measurement financial assets.

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

We evaluate the recoverability of our carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Carrying value write-downs and gains and losses on disposition of property and equipment are reflected in the Condensed Consolidated Statements of Operations.

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

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

We perform goodwill impairment reviews at least annually, and between tests if an event occurs or circumstances change that would more likely than not reduce the fair-value of a reporting unit below it’s carrying amount. We evaluate goodwill impairment using a two-step process. In the first step, we determine the fair value of each reporting unit using a blend of the discounted cash flow valuation methodology (“DCF”) and a guideline public company valuation methodology. For purposes of this assessment our reporting units are our segments or the operating units one level below our segments. We then compare the fair value to carrying value. If the fair value of the reporting unit exceeds the carrying value of the unit’s net assets, goodwill is not impaired and no further testing is performed.

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

As previously mentioned, we use a blended value of a DCF and a guideline public company methodology to arrive at fair value. We have historically utilized a blended value of these two methodologies to arrive at fair value. The details and assumptions used in the DCF and guideline public company valuation methodologies we use for goodwill impairment testing are each discussed in more detail below.

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

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

Consideration of Interim Testing. We regularly monitor business conditions for events that may indicate that the carrying value of each reporting unit exceeds its fair value. For the three and nine months ended September 30, 2009, we compared the assumptions utilized in our goodwill impairment test conducted during the fourth quarter of 2008 to the operating results of the three and nine months ended September 30, 2009, along with expected or projected future operating results. During the first nine months of 2009, we saw a substantial decrease in demand for our services due to the poor macroeconomic conditions in the United States and the United Kingdom, the countries in which we primarily do business. The majority of this decrease occurred in the first three months of 2009. This deterioration was more pronounced in our permanent placement business than in our staffing business. The forecasts used in our fourth quarter 2008 goodwill impairment test anticipated these declines. As such, our cash flow and profitability in the three and nine months ended September 30, 2009 were substantially consistent with the assumptions utilized in the 2008 goodwill impairment test. In addition, we considered the following factors, the presence of which could indicate potential impairment, and concluded that they did not exist in comparison to the assumptions utilized in our 2008 goodwill impairment test:

•	significant changes to our overall business strategy and allocation of resources within our reporting units;

•	significant adverse change in the business climate; and/or

•	significant decline for a sustained period in our market capitalization relative to our net book value.

For the three and nine months ended September 30, 2009, we concluded that given the results of our comparison of operating results and outlook to forecasts utilized in our fourth quarter 2008 goodwill impairment test, it was more likely than not that the fair value of all of our reporting units was greater than their respective carrying values.

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

Net Income per Common Share

The consolidated financial statements include ‘basic’ and ‘diluted’ per share information. Basic net income per common share information is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share information is calculated by also considering the impact of potential common stock equivalents on both net income and the weighted average number of common shares outstanding. The weighted average number of common shares used in the basic net income per common share computations was 86.5 million for the three and nine months ended September 30, 2009, and 88.5 million and 90.2 million in the three and nine months ended September 30, 2008, respectively. The only difference in the computation of basic and diluted net income per common share is the inclusion of 2.7 million and 1.7 million incremental common shares from the assumed exercise of stock options and restricted stock awards for the three and nine months ended September 30, 2009, respectively, and 1.9 million and 1.6 million incremental common shares for the three and nine months ended September 30, 2008, respectively. See Footnote 2.

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

New Accounting Pronouncements

In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance also requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. Our adoption of this guidance during the three months ended June 30, 2009 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued guidance which establishes the FASB Accounting Standards Codification as the single source of authoritative United States GAAP. This guidance is effective for interim and annual periods ending after September 15, 2009. Our adoption of this guidance during the three months ended September 30, 2009 did not have any effect on our consolidated financial statements.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

2. Net Income per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below:

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands except per share amounts)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Basic income per common share computation:
Net income	$5,452	$17,208	$9,976	$57,007

Basic average common shares outstanding	86,473	88,459	86,462	90,159
Incremental shares from assumed exercise of stock options and restricted stock awards	2,726	1,856	1,699	1,579

Diluted average common shares outstanding	89,199	90,315	88,161	91,738

Basic net income per common share	$0.06	$0.19	$0.12	$0.63

Diluted net income per common share	$0.06	$0.19	$0.11	$0.62

Options to purchase approximately 1.1 million and 307,000 shares of common stock that were outstanding during the three months ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares for the respective periods. For the nine months ended September 30, 2009 and 2008, options to purchase approximately 2.0 million and 335,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the aforementioned reason.

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

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

The following tables summarize performance, accounts receivable, net, and long-lived assets by segment, and revenue by geographic location:

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue
North American Professional Services	$128,257	$192,185	$421,893	$557,453
International Professional Services	107,616	142,033	309,347	443,383
North American IT Services	124,793	154,765	376,343	471,854
International IT Services	47,105	88,501	147,474	262,065

Total revenue	$407,771	$577,484	$1,255,057	$1,734,755

Gross profit
North American Professional Services	$37,101	$58,380	$120,344	$171,296
International Professional Services	23,826	41,597	71,293	135,046
North American IT Services	38,966	47,797	117,902	145,525
International IT Services	9,522	16,320	29,073	45,631

Total gross profit	$109,415	$164,094	$338,612	$497,498

Income before provision for income taxes
North American Professional Services	$6,145	$17,104	$20,588	$51,645
International Professional Services	2,811	5,213	6,629	23,839
North American IT Services	6,613	10,367	14,663	33,326
International IT Services	743	4,009	3,477	9,879

	16,312	36,693	45,357	118,689
Corporate expenses (1)	(7,865)	(7,513)	(24,032)	(22,721)
Other income (expense), net	1,573	(2,715)	601	(4,259)

Total income before provision for income taxes	$10,020	$26,465	$21,926	$91,709

Geographic Areas
Revenue
North American	$253,050	$346,950	$798,236	$1,029,307
International	154,721	230,534	456,821	705,448

Total revenue	$407,771	$577,484	$1,255,057	$1,734,755

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

(dollar amounts in thousands)	September 30, 2009	December 31, 2008
Accounts receivable, net
North American Professional Services	$75,438	$91,099
International Professional Services	54,860	47,497
North American IT Services	97,685	104,110
International IT Services	31,237	39,387

Total accounts receivable, net	$259,220	$282,093

Long-lived assets
North American Professional Services	$163,647	$164,103
International Professional Services	57,232	53,463
North American IT Services	84,518	84,128
International IT Services	18,450	16,054

	323,847	317,748
Corporate	8,112	10,290

Total long-lived assets	$331,959	$328,038

(1)	Corporate expenses include unallocated expenses not directly related to the segments’ operations.

5. Comprehensive Income

Comprehensive income includes unrealized gains and losses on foreign currency translation adjustments. A summary of comprehensive income for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income	$5,452	$17,208	$9,976	$57,007
Unrealized gain (loss) on foreign currency translation adjustments (1)	(688)	(32,961)	13,166	(29,167)

Comprehensive income (loss)	$4,764	$(15,753)	$23,142	$27,840

(1)	The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

6. Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for 2009 are as follows:

	Professional Services		IT Services
(dollar amounts in thousands)	North American	International	North American	International	Total
Balance as of December 31, 2008	$158,735	$48,039	$72,735	$13,766	$293,275
Acquisitions	739	—	65	1,540	2,344
Effect of foreign currency exchange rates	—	(950)	(138)	(830)	(1,918)

Balance as of March 31, 2009	159,474	47,089	72,662	14,476	293,701
Acquisitions	(33)	—	203	293	463
Effect of foreign currency exchange rates	—	7,011	557	835	8,403

Balance as of June 30, 2009	159,441	54,100	73,422	15,604	302,567
Effect of foreign currency exchange rates	—	(1,164)	439	701	(24)

Balance as of September 30, 2009	$159,441	$52,936	$73,861	$16,305	$302,543

At September 30, 2009 and December 31, 2008, there was $2.1 million and $4.1 million, respectively, of identifiable intangible assets on our Condensed Consolidated Balance Sheets relating to our acquisitions. Identifiable intangible assets relate primarily to the value of the acquired business’ customer relationships and trade names at the acquisition date.

7. Subsequent Event

On October 19, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Adecco Inc., a Delaware corporation (“Adecco”), and Jaguar Acquisition Corp., a Florida corporation and wholly owned subsidiary of Adecco (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Adecco (the “Merger”). Adecco is owned by Adecco SA, a Swiss corporation. The terms and conditions of the Merger Agreement are included in our Form 8-K that was filed on October 20, 2009.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company, other than those held in the treasury of the Company and those owned by Adecco or Merger Sub, will be canceled and converted into the right to receive $13.80 per share in cash, without interest.

The Company is subject to a “no-shop” restriction on its ability to solicit third party proposals from, provide information to and engage in discussions with third parties regarding an Acquisition Proposal (as such term is defined in the Merger Agreement). The “no-shop” restriction is subject to a “fiduciary-out” provision that allows the Company to provide information and participate in discussions with respect to competing proposals that the Board of Directors determines in good faith, after consultation with its financial advisors and outside counsel, constitutes or is reasonably likely to result in a Superior Proposal (as such term is defined in the Merger Agreement).

The Company may terminate the Merger Agreement under certain circumstances, including in order to enter into a transaction that is a Superior Proposal if, prior to the approval of the Merger Agreement by the Company’s

MPS Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(dollar amounts in thousands except per share amounts)

shareholders, the Board of Directors determines in good faith that it has received a Superior Proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, the Company must pay a break-up fee of $45 million to Adecco. The Company will also have to pay the break-up fee if the Company’s board withdraws its recommendation that the Company’s shareholders approve the Merger Agreement, if the Company approves, adopts or recommends a competing transaction, or under certain other, related circumstances.

The Merger Agreement contains customary representations, warranties and covenants, including covenants with respect to confidentiality, cooperation, reasonable best efforts to consummate the Merger, the conduct of the Company’s business in the ordinary course consistent with past practice and other restrictions on the operation of the Company’s business prior to the consummation of the Merger, indemnification of the Company’s directors and officers, public announcements and similar matters.

Consummation of the Merger is not subject to a financing condition, but is subject to customary conditions to closing, including approval of the Merger by the Company’s shareholders and expiration or termination of applicable waiting periods under the Hart Scott Rodino Antitrust Improvements Act of 1976 and antitrust clearance from the European Union.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “our”, “us”, the “Company,” or “MPS” in this Quarterly Report on Form 10-Q refer to MPS Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in our Form 10-K for the year ended December 31, 2008 in Part I, Item 1A under ‘Risk Factors,’ in Part II, Item 5 under ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities’, Part II, Item 7 under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operation,’ and the factors discussed in this Form 10-Q in Part II, Item 1A under ‘Risk Factors.’ In some cases, you can identify forward-looking statements by terminology such as ‘may,’ ‘should,’ ‘could,’ ‘expects,’ ‘plans,’ ‘indicates,’ ‘projects,’ ‘anticipates,’ ‘believes,’ ‘estimates,’ ‘appears,’ ‘predicts,’ ‘potential,’ ‘continues,’ ‘can,’ ‘hopes,’ ‘perhaps,’ ‘would,’ ‘seek,’ or ‘become,’ or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part II, Item 7A of our Form 10-K for the year ended December 31, 2008, under ‘Quantitative and Qualitative Disclosures About Market Risk’ as referenced by Item 3 herein should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of MPS may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Allowance for Doubtful Accounts

We regularly monitor and assess our risk of not collecting amounts we are owed by our customers. This evaluation is based upon a variety of factors, including an analysis of amounts current and past due, along with relevant history and facts particular to the customer. Based upon the results of this analysis, we record an allowance for uncollectible accounts for this risk. Our allowance for doubtful accounts, as a percentage of gross accounts receivable was 6.8% and 6.3% as of December 31, 2008 and September 30, 2009, respectively. As of September 30, 2009, a five-percentage point deviation in our allowance for doubtful accounts would have resulted in an increase or decrease to the allowance of approximately $875,000. This analysis requires us to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

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

Impairment of Tangible and Intangible Assets

For acquisitions, we allocate the excess of the cost of the acquisition over the fair market value of the net tangible assets acquired first to identifiable intangible assets, if any, and then to goodwill. We perform goodwill impairment reviews at least annually, and between tests if an event occurs or circumstances change that would more likely than not reduce the fair-value of a reporting unit below it’s carrying amount. We evaluate goodwill impairment using a two-step process prescribed. In the first step, we determine the fair value of each reporting unit using a blend of the DCF and a guideline public company valuation methodology. For purposes of this assessment our reporting units are our segments or the operating units one level below our segments. We then compare the fair value to carrying value. If the fair value of the reporting unit exceeds the carrying value of the unit’s net assets, goodwill is not impaired and no further testing is performed.

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

The following table summarizes the carrying amount of goodwill for each of our reporting units as of December 31, 2008. The North American IT Services and the International IT Services segment each have one reporting unit:

(dollar amounts in thousands)	December 31, 2008
Accounting and legal reporting unit	$59,234
Engineering reporting unit	55,533
Healthcare reporting unit	43,968

North American Professional Services	158,735

UK professional reporting unit	43,861
Other international professional reporting unit	4,178

International Professional Services	48,039

North American IT Services	72,735

International IT Services	13,766

Balance as of December 31, 2008	$293,275

As previously mentioned, we use a blended value of a DCF and a guideline public company methodology to arrive at fair value. We have historically utilized a blended value of these two methodologies to arrive at fair value. The details and assumptions used in the DCF and guideline public company valuation methodologies we use for goodwill impairment testing are each discussed in more detail below.

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

Consideration of Interim Testing. We regularly monitor business conditions for events that may indicate that the carrying value of each reporting unit exceeds its fair value. For the three and nine months ended September 30, 2009, we compared the assumptions utilized in our goodwill impairment test conducted during the fourth quarter of 2008 to the operating results of the three and nine months ended September 30, 2009, along with expected or projected future operating results. During the three and nine months ended September 30, 2009, we saw a substantial decrease in demand for our services due to the poor macroeconomic conditions in the United States and the United Kingdom, the countries in which we primarily do business. The majority of this decrease occurred in the first three months of 2009. This deterioration was more pronounced in our permanent placement business than in our staffing business. The forecasts used in our fourth quarter 2008 goodwill impairment test anticipated these declines. As such, our cash flow and profitability in the three and nine months ended September 30, 2009 were substantially consistent with the assumptions utilized in the 2008 goodwill impairment test. In addition, we considered the following factors, the presence of which could indicate potential impairment, and concluded that they did not exist in comparison to the assumptions utilized in our 2008 goodwill impairment test:

•	significant changes to our overall business strategy and allocation of resources within our reporting units;

•	significant adverse change in the business climate; and/or

•	significant decline for a sustained period in our market capitalization relative to our net book value.

For the three and nine months ended September 30, 2009, we concluded that given the results of our comparison of operating results and outlook to forecasts utilized in our fourth quarter 2008 goodwill impairment test, it was more likely than not that the fair value of all of our reporting units was greater than their respective carrying values.

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

Effective January 1, 2006, we adopted guidance issued by the FASB related to share based compensation, applying the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006. Prior periods have not been restated. We recognize expense only for awards that are expected to vest, rather than recording forfeitures when they occur. Our forfeiture rates are based mainly upon historical share-based compensation cancellations. However, if the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. A one-percentage point deviation in the estimated forfeiture rates would have resulted in an approximate $40,000 increase or decrease in compensation expense related to restricted stock for the quarter ended September 30, 2009.

New Accounting Pronouncements

In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance also requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. Our adoption of this guidance during the three months ended June 30, 2009 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued guidance which establishes the FASB Accounting Standards Codification as the single source of authoritative United States GAAP. This guidance is effective for interim and annual periods ending after September 15, 2009. Our adoption of this guidance during the three months ended September 30, 2009 did not have any effect on our consolidated financial statements.

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

Proposed Merger

On October 19, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Adecco Inc., a Delaware corporation (“Adecco”), and Jaguar Acquisition Corp., a Florida corporation and wholly owned subsidiary of Adecco (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Adecco (the “Proposed Merger”). Adecco is owned by Adecco SA, a Swiss corporation.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008—Consolidated

The following tables summarize our consolidated results of operations:

	Three Months Ended
(amounts in thousands)	September 30, 2009	September 30, 2008	Increase/ (Decrease)
Revenue	$407,771	$577,484	(29.4%)
Gross profit	$109,415	$164,094	(33.3%)
Gross margin	26.8%	28.4%
General and Administrative (included in Total operating expenses)	$96,886	$129,237	(25.0%)
Unallocated corporate expenses (included in Total operating expenses)	$7,865	$7,513	4.7%
Unallocated corporate expenses as a percentage of revenue	1.9%	1.3%
Total operating expenses	$100,968	$134,914	(25.2%)
Income from operations	$8,447	$29,180	(71.1%)
Income from operations as a percentage of revenue	2.1%	5.1%
Other income (expense), net	$1,573	$(2,715)
Provision for income taxes	$4,568	$9,257	(50.7%)
Effective tax rate	45.6%	35.0%
Net income	$5,452	$17,208	(68.3%)

	Nine Months Ended
(amounts in thousands)	September 30, 2009	September 30, 2008	Increase/ (Decrease)
Revenue	$1,255,057	$1,734,755	(27.7%)
Gross profit	$338,612	$497,498	(31.9%)
Gross margin	27.0%	28.7%
General and administrative (included in Total operating expenses)	$304,184	$384,758	(20.9%)
Unallocated corporate expenses (included in Total operating expenses)	$24,032	$22,721	5.8%
Unallocated corporate expenses as a percentage of revenue	1.9%	1.3%
Total operating expenses	$317,287	$401,530	(21.0%)
Income from operations	$21,325	$95,968	(77.8%)
Income from operations as a percentage of revenue	1.7%	5.5%
Other income (expense), net	$601	$(4,259)
Provision for income taxes	$11,950	$34,702	(65.6%)
Effective tax rate	54.5%	37.8%
Net income	$9,976	$57,007	(82.5%)

For the quarter ended September 30, 2009, our consolidated revenue decreased 29% and our consolidated operating income decreased 71%, compared to the third quarter of the prior year. The demand for our services is highly dependent upon the state of the economy in the markets in which we operate, particularly the United States and the United Kingdom, and upon the staffing needs of our clients. During the first nine months of 2009, we saw a substantial decrease in demand for our services due to the poor macroeconomic conditions in the United States and the United Kingdom, the countries in which we primarily do business. The majority of this decrease occurred in the first three months of 2009. This deterioration was more pronounced in our permanent placement business than in our staffing business. Permanent placement fees decreased 61% from the three months ended September 30, 2008 to the three months ended September 30, 2009, with staffing services revenue decreasing 28% during the same time period. We believe macroeconomic conditions may continue to erode demand for both our permanent placement and staffing services, further decreasing our revenues and profits.

Our results are impacted by fluctuations in foreign currency exchange rates. The British Pound, the main functional currency for our international segments, weakened substantially against the United States Dollar, primarily during the fourth quarter of 2008. Although the value of the British Pound versus the United States Dollar increased in the three months ended September 30, 2009, the average exchange rate for the third quarter of 2009 was still approximately 13% lower than the average exchange rate for the third quarter of 2008. Any future devaluation of the British Pound versus the United States Dollar would have a negative impact on our results.

While our compensation expenses decrease generally in proportion to our revenue as many of our employees are compensated based on revenue production, we have additionally taken a variety of steps to improve our cost efficiency. These steps have included slowing the hiring of new staff, reducing personnel through attrition and eliminating certain staff positions. For example, we have reduced our staff headcount by approximately 20% from the third quarter of 2008 to the third quarter of 2009. If we do not continue to undertake short term steps to improve our cost efficiency, further revenue declines could have a greater negative impact on our operating income.

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

The increase in the effective tax rate for the three and nine months ended September 30, 2009 was due primarily to the increased impact of our permanent non-tax deductible items in relation to the decreased level of pre-tax income. If we continue to experience decreased levels of pre-tax income throughout the year, our effective tax rate will remain at an increased level.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008—By Business Segment

Professional Services Division

North American Professional Services Segment

The following tables summarize the results of operations of our North American Professional Services Segment:

	Three Months Ended
(amounts in thousands)	September 30, 2009	September 30, 2008	Increase/ (Decrease)
Revenue	$128,257	$192,185	(33.3%)
Gross profit	$37,101	$58,380	(36.4%)
Gross margin	28.9%	30.4%
General and administrative	$29,953	$39,851	(24.8%)
General and administrative as a percentage of revenue	23.4%	20.7%
Income from operations	$6,145	$17,104	(64.1%)
Income from operations as a percentage of revenue	4.8%	8.9%

	Nine Months Ended
(amounts in thousands)	September 30, 2009	September 30, 2008	Increase/ (Decrease)
Revenue	$421,893	$557,453	(24.3%)
Gross profit	$120,344	$171,296	(29.7%)
Gross margin	28.5%	30.7%
General and administrative	$96,614	$115,694	(16.5%)
General and administrative as a percentage of revenue	22.9%	20.8%
Income from operations	$20,588	$51,645	(60.1%)
Income from operations as a percentage of revenue	4.9%	9.3%

An acquisition completed in 2008 contributed $10.4 million in revenue in the nine months ended September 30, 2009. Excluding the impact of this acquisition, revenue for the three and nine months ended September 30, 2009 decreased in all of the North American Professional Services businesses due to weaker staffing services demand.

Revenue contribution from the North American Professional Services businesses for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Entegee	38.4%	42.9%	41.1%	43.5%
Special Counsel	28.3	25.8	25.3	26.4
Accounting Principals	14.3	13.0	12.9	13.6
Soliant Health	19.0	18.3	20.7	16.5

The aforementioned acquisition contributed $2.9 million in gross profit in the nine months ended September 30, 2009. The decrease in gross margin in the three and nine months ended September 30, 2009 was due primarily to a decreased level of permanent placement fees, most notably in the Accounting Principals and Special Counsel business units, and to a lesser extent a decrease in the staffing gross margins in this segment. For the three and nine months ended September 30, 2009, respectively, approximately 130 basis points and 170 basis points of the gross margin decrease was due to the decreased level of permanent placement fees. Permanent placement fees decreased to 3.7% of the segment’s revenue for the three months ended September 30, 2009, from 5.5% in the year earlier period, and decreased to 3.7% of the segment’s revenue for the nine months ended September 30, 2009, from 5.9% in the year earlier period.

The decrease in General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2009 was due primarily to a combination of decreases in compensation expense associated with decreases in revenue and decreases in compensation expense resulting from reduced personnel.

International Professional Services Segment

The following tables summarize the results of operations of our International Professional Services Segment:

	Three Months Ended
(amounts in thousands)	September 30, 2009	September 30, 2008	Increase/ (Decrease)
Revenue	$107,616	$142,033	(24.2%)
Gross profit	$23,826	$41,597	(42.7%)
Gross margin	22.1%	29.3%
General and administrative	$20,187	$34,870	(42.1%)
General and administrative as a percentage of revenue	18.8%	24.6%
Income from operations	$2,811	$5,213	(46.1%)
Income from operations as a percentage of revenue	2.6%	3.7%

	Nine Months Ended
(amounts in thousands)	September 30, 2009	September 30, 2008	Increase/ (Decrease)
Revenue	$309,347	$443,383	(30.2%)
Gross profit	$71,293	$135,046	(47.2%)
Gross margin	23.0%	30.5%
General and administrative	$61,614	$106,802	(42.3%)
General and administrative as a percentage of revenue	19.9%	24.1%
Income from operations	$6,629	$23,839	(72.2%)
Income from operations as a percentage of revenue	2.1%	5.4%

Changes in foreign currency exchange rates decreased revenue by $15.7 million and $80.6 million, from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009, respectively. Apart from the effect of changes in foreign currency exchange rates, the decrease in revenue for the three and nine months ended September 30, 2009 was due to the decreased demand for our services.

Changes in foreign currency exchange rates decreased gross profit by $3.3 million and $17.9 million from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009, respectively. The decrease in gross margin for the three and nine months ended September 30, 2009 was due primarily to decreased permanent placement fees, and to a lesser extent a decrease in gross margins from the segment’s staffing services, resulting predominantly from the mix of staffing services, as more of our revenue was contributed by public sector clients which carry a lower gross margin than our other clients. For the three and nine months ended September 30, 2009, respectively, approximately 450 basis points and 490 basis points of the gross margin decrease was due to the decreased level of permanent placement fees. Permanent placement fees decreased to 4.9% of the segment’s revenue for the three months ended September 30, 2009, from 10.4% in the year earlier period, and decreased to 5.5% of the segment’s revenue for the nine months ended September 30, 2009, from 11.6% in the year earlier period.

The decrease in G&A expenses for the three and nine months ended September 30, 2009 was due primarily to a combination of decreases in compensation expense related to reduced personnel and decreases in the segment’s revenue, and a lesser extent to changes in foreign currency exchange rates.

IT Services Division

North American IT Services Segment

The following tables summarize the results of operations of our North American IT Services Segment:

	Three Months Ended
(amounts in thousands)	September 30, 2009	September 30, 2008	Increase/ (Decrease)
Revenue	$124,793	$154,765	(19.4%)
Gross profit	$38,966	$47,797	(18.5%)
Gross margin	31.2%	30.9%
General and administrative	$30,465	$35,138	(13.3%)
General and administrative as a percentage of revenue	24.4%	22.7%
Income from operations	$6,613	$10,367	(36.2%)
Income from operations as a percentage of revenue	5.3%	6.7%

	Nine Months Ended
(amounts in thousands)	September 30, 2009	September 30, 2008	Increase/ (Decrease)
Revenue	$376,343	$471,854	(20.2%)
Gross profit	$117,902	$145,525	(19.0%)
Gross margin	31.3%	30.8%
General and administrative	$97,332	$105,433	(7.7%)
General and administrative as a percentage of revenue	25.9%	22.3%
Income from operations	$14,663	$33,326	(56.0%)
Income from operations as a percentage of revenue	3.9%	7.1%

Changes in foreign currency exchange rates decreased revenue by $492,000 and $3.2 million, from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009, respectively. Two acquisitions completed in 2008 contributed $2.0 million in revenue in the nine months ended September 30, 2009. Apart from the effect of changes in foreign currency exchange rates, the decrease in revenue for the three and nine months ended September 30, 2009 was due to the decreased demand for our services.

Revenue within the North American IT Services segment is generated primarily from Modis, as it generated 79.4% and 78.7% of the segment’s revenue for the three months ended September 30, 2009 and 2008, respectively. Idea Integration and Beeline are responsible for the remainder of this segment’s revenue.

Changes in foreign currency exchange rates decreased gross profit by $103,000 and $654,000, from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009, respectively. The aforementioned acquisitions completed in 2008 contributed $1.1 million in gross profit in the nine months ended September 30, 2009. The increase in gross margin for the three and nine months ended

September 30, 2009 was due primarily to increased gross margins from the Beeline and Idea Integration business units. Permanent placement fees decreased to .8% of the segment’s revenue for the three months ended September 30, 2009, from 1.6% in the year earlier period, and decreased to 1.0% of the segment’s revenue for the nine months ended September 30, 2009, from 1.7% in the year earlier period.

The decrease in the segment’s G&A expenses for the three and nine months ended September 30, 2009 was due primarily to decreases in compensation expense related to the decreases in the segment’s revenue and reduced personnel.

International IT Services Segment

The following tables summarize the results of operations of our International IT Services Segment:

	Three Months Ended
(amounts in thousands)	September 30, 2009	September 30, 2008	Increase/ (Decrease)
Revenue	$47,105	$88,501	(46.8%)
Gross profit	$9,522	$16,320	(41.7%)
Gross margin	20.2%	18.4%
General and administrative	$8,416	$11,865	(29.1%)
General and administrative as a percentage of revenue	17.9%	13.4%
Income from operations	$743	$4,009	(81.5%)
Income from operations as a percentage of revenue	1.6%	4.5%

	Nine Months Ended
(amounts in thousands)	September 30, 2009	September 30, 2008	Increase/ (Decrease)
Revenue	$147,474	$262,065	(43.7%)
Gross profit	$29,073	$45,631	(36.3%)
Gross margin	19.7%	17.4%
General and administrative	$24,592	$34,107	(27.9%)
General and administrative as a percentage of revenue	16.7%	13.0%
Income from operations	$3,477	$9,879	(64.8%)
Income from operations as a percentage of revenue	2.4%	3.8%

Changes in foreign currency exchange rates decreased revenue by $6.6 million and $36.7 million, from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009, respectively. An acquisition completed in 2008 contributed $4.8 million in revenue in the nine months ended September 30, 2009. Apart from the effect of changes in foreign currency exchange rates, the decrease in revenue for the three and nine months ended September 30, 2009 was due to the decreased demand for our services.

Changes in foreign currency exchange rates decreased gross profit by $1.3 million and $7.0 million, from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009, respectively. The aforementioned acquisition contributed $1.1 million in gross profit in the nine months ended September 30, 2009. The increase in gross margin for the three and nine months ended September 30, 2009 was due to increased gross margins on the segment’s staffing services resulting from a mix shift in client revenue. Permanent placement fees decreased to 1.8% of the segment’s revenue for the three months ended September 30, 2009, from 3.4% in the year earlier period, and decreased to 2.3% of the segment’s revenue for the nine months ended September 30, 2009, from 3.0% in the year earlier period.

The decrease in G&A expenses in the three months ended September 30, 2009 was due primarily to decreases in compensation expense related to reduced personnel and the decreases in the segment’s revenue, and to a lesser extent changes in foreign currency exchange rates. The decrease in G&A expenses in the nine months ended September 30, 2009 was due primarily to changes in foreign currency exchange rates, and to a lesser extent decreases in compensation expense related to the decreases in the segment’s revenue and reduced personnel.

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

In the nine months ended September 30, 2009, the $78.3 million of cash provided from operating activities and the effect of changes in foreign currency exchange rates exceeded the $16.0 million used in investing and financing activities. Our net increase in cash in the nine months ended September 30, 2009 was due primarily to increased cash collections on trade receivables. In the nine months ended September 30, 2008, cash of $126.7 million used in investing and financing activities and the effect of changes in foreign currency exchange rates exceeded the $84.9 million of cash provided from operating activities. Our net decrease in cash in the nine months ended September 30, 2008 was due primarily to repurchases of our common stock and acquisitions. The table below highlights working capital and cash and cash equivalents as of September 30, 2009 and December 31, 2008, respectively:

(dollar amounts in millions)	September 30, 2009	December 31, 2008
Working capital	$265.4	$223.7
Cash and cash equivalents	$152.8	$90.6

Operating cash flows

For the nine months ended September 30, 2009 and 2008, we generated $75.5 million and $84.9 million of cash flow from operations, respectively. The decrease in cash flow from operations was due primarily to decreased earnings, partially offset by increased cash collections on trade receivables. During a period of decreasing revenue, such as we experienced in the nine months ended September 30, 2009, the cost and cash outflows associated with our billable employees decline immediately with the decline in weekly payroll associated with our billable employees, while we continue to collect receivables from earlier periods.

Investing cash flows

For the nine months ended September 30, 2009, we used $5.3 million of cash for investing activities, including $1.6 million for consideration on acquisitions completed in earlier periods, and $3.7 million for capital expenditures, net of disposals.

For the nine months ended September 30, 2008, we used $62.1 million of cash for investing activities, including $51.1 million for acquisitions, net of cash acquired, and $13.5 million for capital expenditures, net of disposals.

We anticipate that capital expenditures for furniture and equipment, including improvements to our management information and operating systems, for the remainder of 2009 will be approximately $3.0 million.

Financing cash flows

For the nine months ended September 30, 2009, we used $10.7 million of cash for financing activities, consisting primarily of $7.3 million for the repayment of borrowings on our revolving credit facility, $2.0 million for the settlement of share based awards and $1.6 million used for the repayment of acquisition related notes.

For the nine months ended September 30, 2008, we used $61.9 million of cash for financing activities, consisting primarily of $64.4 million for the repurchase of common stock.

Our Board of Directors has authorized certain repurchases of our common stock. From the third quarter of 2002 through December 31, 2008, we have repurchased a total of 27.4 million shares at a cost of $293.2 million under this plan. For the three and nine months ended September 30, 2009, we did not repurchase any shares under this authorization. We have approximately $24.3 million remaining under this authorization as of October 19, 2009. However, we are prohibited from repurchasing our common stock under the terms and conditions set forth in the Merger Agreement.

Indebtedness of the Company

We have a $250 million revolving credit facility which is syndicated to a group of leading financial institutions and contains certain financial and non-financial covenants relating to our operations. Certain of the financial covenants include the maintenance of financial ratios, of which EBITDA is a main component. Because our EBITDA levels have decreased in recent quarters, the amount of available borrowings under this facility has also decreased. We had approximately $175 million of borrowing capacity available under this facility as of September 30, 2009. We expect the availability of borrowings under this facility to decrease in the fourth quarter, as EBITDA is expected to remain at these decreased levels. Repayment of the credit facility is guaranteed by substantially all of our subsidiaries. The facility expires in November 2011. As of October 19, 2009, we have no borrowings outstanding under this facility, other than $9.3 million of standby letters of credit for certain operational matters.

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

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A to our Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. There were no material changes to our market risk for the three and nine months ended September 30, 2009.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2008 Form 10-K, except for the following.

The Market Price of our Common Stock Has Been, and May Continue to Be, Materially Affected by the Proposed Merger

The current market price of our common stock may reflect, among other things, the anticipated commencement and completion of the Proposed Merger. The current market price is higher than the price before the Proposed Merger was announced on October 20, 2009. To the extent that the current market price of our common stock reflects market assumptions that the Proposed Merger will be completed, it is possible that the price of our common stock could decline if these market assumptions are not realized. However, there can be no assurance in this regard or as to any other forward-looking statements or matters relating to our stock price or otherwise, which are subject to numerous uncertainties and matters beyond the control of the Company, including the closing conditions set forth in the Merger Agreement.

Uncertainties Associated with the Proposed Merger May Cause a Loss of Employees and May Otherwise Materially Adversely Affect our Business Operations.

Our future results of operations will depend in part upon our ability to retain existing highly skilled and qualified employees and to attract new employees. The failure to continue to attract and retain such individuals could materially adversely affect our ability to compete. In addition, current and prospective employees may experience uncertainty about their roles if the Proposed Merger is commenced and completed. This uncertainty may materially adversely affect our ability to attract and retain key management, sales, and other personnel. An inability to retain key personnel could have an adverse effect on our ability to operate the business as a stand-alone enterprise in the event the Proposed Merger is not consummated.

We may also be subject to additional risks, whether or not the Proposed Merger is commenced or completed, including:

•	costs relating to the Proposed Merger, such as legal, financial, and accounting fees, much of which must be paid regardless of whether the Proposed Merger is completed;

•	uncertainties relating to the Proposed Merger may adversely affect our relationships with our employees and clients; and

•	the attention of our management may be directed to Proposed Merger related considerations and may be diverted from the day to day operations of our business.

In connection with the Proposed Merger, some of our clients may delay or defer decisions relating to their ongoing and future relationships with us, which could negatively affect our revenues, earnings and cash flows and adversely affect our prospects and which could be detrimental to our stockholders if the Proposed Merger is not completed.

The Merger Agreement contains restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

The Merger Agreement contains restrictive covenants that limit our ability to take certain significant actions during the period prior to the completion of the Proposed Merger. These restrictions may materially adversely affect our ability to react to changes in market conditions and take advantage of business opportunities, which could have a material and adverse effect on the prospects of our business, which could be detrimental to our stockholders in the event the Proposed Merger is not completed.

In certain circumstances, the Merger Agreement requires us to pay Adecco a break-up fee of $45 million. Should the Merger Agreement be terminated in circumstances under which the break-up fee is payable, the payment could have material and adverse consequences to our financial condition and operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

Our Board of Directors has authorized certain repurchases of our common stock. From the third quarter of 2002 through December 31, 2008, we have repurchased a total of 27.4 million shares at a cost of $293.2 million under this plan. For the three and nine months ended September 30, 2009, we did not repurchase any shares under this authorization. We have approximately $24.3 million remaining under this authorization as of October 19, 2009. However, we are prohibited from repurchasing our common stock under the terms and conditions set forth in the Merger Agreement. The following table sets forth information about our common stock repurchases, as well as shares acquired in satisfaction of tax withholding obligations relating to equity awards, for the three months ended September 30, 2009.

Period (1)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2009 to July 31, 2009	—		$—	—	$24,311,305
August 1, 2009 to August 31, 2009	836	(2)	—	—	24,311,305
September 1, 2009 to September 30, 2009	2,460	(2)	—	—	24,311,305

Total	3,296		$—	—	$24,311,305

(1)	Based on trade date, not settlement date.

(2)	Shares of restricted stock delivered by directors and employees to us, upon vesting, to satisfy tax withholding requirements.

Item 6.	Exhibits

A. Exhibits Required by Item 601 of Regulation S-K:

See Index of Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, incorporated by reference to the Company’s Form 8-K filed October 20, 2009.

31.1*	Certification of Timothy D. Payne pursuant to Rule 13a-14(a).

31.2*	Certification of Robert P. Crouch pursuant to Rule 13a-14(a).

32.1*	Certification of Timothy D. Payne pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Robert P. Crouch pursuant to 18 U.S.C. Section 1350.

*	Copy of Exhibit is filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there onto duly authorized.

MPS GROUP, INC.

By:	/s/ Robert P. Crouch
Robert P. Crouch Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: October 28, 2009